Form 10-Q
period 2018-09-30
HONEYWELL INTERNATIONAL INC
filed 2018-10-19
CIK 773840

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

There were 740,288,303 shares of Common Stock outstanding at September 30, 2018.

Honeywell International Inc.

Cautionary Statement about Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements, including with respect to any changes in or abandonment of the proposed spin-off. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near- and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our 2017 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

The financial statements and related footnotes as of September 30, 2018 should be read in conjunction with the financial statements for the year ended December 31, 2017 contained in our 2017 Annual Report on Form 10-K.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions, except per share amounts)
Product sales	$8,477	$8,052	$25,414	$23,671
Service sales	2,285	2,069	6,659	6,020
Net sales	10,762	10,121	32,073	29,691
Costs, expenses and other
Cost of products sold	6,127	5,795	18,234	16,982
Cost of services sold	1,429	1,259	4,127	3,622
	7,556	7,054	22,361	20,604
Selling, general and administrative expenses	1,524	1,524	4,527	4,403
Other (income) expense	(275)	(316)	(859)	(834)
Interest and other financial charges	99	81	277	235
	8,904	8,343	26,306	24,408
Income before taxes	1,858	1,778	5,767	5,283
Tax expense (benefit)	(498)	416	679	1,188
Net income	2,356	1,362	5,088	4,095
Less: Net income attributable to the noncontrolling interest	18	17	44	31
Net income attributable to Honeywell	$2,338	$1,345	$5,044	$4,064
Earnings per share of common stock - basic	$3.15	$1.76	$6.76	$5.33
Earnings per share of common stock - assuming dilution	$3.11	$1.74	$6.67	$5.26
Cash dividends per share of common stock	$0.7450	$0.6650	$2.2350	$1.9950

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net income	$2,356	$1,362	$5,088	$4,095
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	49	56	61	112
Prior service credit (cost)	35	-	35	(46)
Actuarial (gains) losses recognized	(3)	2	2	7
Prior service (credit) cost recognized	(18)	(17)	(55)	(49)
Pension and other postretirement benefits adjustments	14	(15)	(18)	(88)
Effective portion of cash flow hedges recognized in other comprehensive income (loss)	24	(36)	27	(98)
Less: Reclassification adjustment for gains (losses) included in net income	(9)	9	(40)	52
Changes in fair value of effective cash flow hedges	33	(45)	67	(150)
Other comprehensive income (loss), net of tax	96	(4)	110	(126)
Comprehensive income	2,452	1,358	5,198	3,969
Less: Comprehensive income attributable to the noncontrolling interest	8	18	31	36
Comprehensive income attributable to Honeywell	$2,444	$1,340	$5,167	$3,933

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Balance Sheet

(Unaudited)

	September 30, 2018	December 31, 2017
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$9,803	$7,059
Short-term investments	1,850	3,758
Accounts receivable - net	8,568	8,866
Inventories	5,061	4,613
Other current assets	1,346	1,706
Total current assets	26,628	26,002
Investments and long-term receivables	754	667
Property, plant and equipment - net	5,966	5,926
Goodwill	18,186	18,277
Other intangible assets - net	4,202	4,496
Insurance recoveries for asbestos related liabilities	465	479
Deferred income taxes	376	251
Other assets	5,350	3,372
Total assets	$61,927	$59,470
LIABILITIES
Current liabilities:
Accounts payable	$7,050	$6,584
Commercial paper and other short-term borrowings	3,977	3,958
Current maturities of long-term debt	215	1,351
Accrued liabilities	6,658	6,968
Total current liabilities	17,900	18,861
Long-term debt	14,059	12,573
Deferred income taxes	1,905	2,664
Postretirement benefit obligations other than pensions	440	512
Asbestos related liabilities	2,252	2,260
Other liabilities	6,948	5,930
Redeemable noncontrolling interest	7	5
SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	6,398	6,212
Common stock held in treasury, at cost	(18,102)	(15,914)
Accumulated other comprehensive loss	(2,125)	(2,235)
Retained earnings	31,110	27,481
Total Honeywell shareowners’ equity	18,239	16,502
Noncontrolling interest	177	163
Total shareowners’ equity	18,416	16,665
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$61,927	$59,470

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(Dollars in millions)
Cash flows from operating activities:
Net income	$5,088	$4,095
Less: Net income attributable to the noncontrolling interest	44	31
Net income attributable to Honeywell	5,044	4,064
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	558	534
Amortization	304	298
Repositioning and other charges	756	586
Net payments for repositioning and other charges	(519)	(394)
Pension and other postretirement income	(769)	(562)
Pension and other postretirement benefit payments	(67)	(71)
Stock compensation expense	131	133
Deferred income taxes	(482)	(77)
Other	(163)	(38)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	131	(408)
Inventories	(459)	(400)
Other current assets	356	13
Accounts payable	466	404
Accrued liabilities	(412)	(288)
Net cash provided by operating activities	4,875	3,794
Cash flows from investing activities:
Expenditures for property, plant and equipment	(522)	(613)
Proceeds from disposals of property, plant and equipment	4	46
Increase in investments	(2,882)	(4,149)
Decrease in investments	4,634	2,793
Cash paid for acquisitions, net of cash acquired	(51)	(72)
Other	250	(196)
Net cash provided by (used for) investing activities	1,433	(2,191)
Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	19,300	8,808
Payments of commercial paper and other short-term borrowings	(19,153)	(8,608)
Proceeds from issuance of common stock	242	463
Proceeds from issuance of long-term debt	26	39
Payments of long-term debt	(1,303)	(69)
Repurchases of common stock	(2,308)	(1,335)
Cash dividends paid	(1,669)	(1,554)
Pre-separation funding	1,604	-
Other	(141)	(131)
Net cash used for financing activities	(3,402)	(2,387)
Effect of foreign exchange rate changes on cash and cash equivalents	(162)	330
Net increase (decrease) in cash and cash equivalents	2,744	(454)
Cash and cash equivalents at beginning of period	7,059	7,843
Cash and cash equivalents at end of period	$9,803	7,389

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or “the Company”) at September 30, 2018 and December 31, 2017, the cash flows for the nine months ended September 30, 2018 and 2017 and the results of operations for the three and nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 and cash flows for the nine months ended September 30, 2018 should not necessarily be taken as indicative of the entire year.

We report our quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three and nine months ended September 30, 2018 and 2017 were September 29, 2018 and September 30, 2017.

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

In February 2016, the FASB issued guidance on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases that will be effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We expect to adopt the requirements of the new standard effective January 1, 2019. The guidance requires the use of a modified retrospective approach. In July 2018, the FASB issued updated guidance which allows an additional transition method to adopt the new leases standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. The Company expects to elect this transition method at the adoption date of January 1, 2019. We are currently finalizing our lease portfolio analysis to determine the impact to the Consolidated Financial Statements. We are implementing processes and information technology tools to assist in our ongoing lease data collection and analysis, and updating our accounting policies and internal controls that would be impacted by the new guidance, to ensure readiness for adoption in the first quarter of 2019.

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

In February 2018, the FASB issued guidance that allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. Upon adoption, the Company does not expect to elect to reclassify the stranded income tax effects of U.S. Tax Reform from accumulated other comprehensive income to retained earnings.

Note 3. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Severance	$39	$75	$100	$177
Asset impairments	26	22	74	57
Exit costs	8	11	48	20
Reserve adjustments	1	(7)	(2)	(7)
Total net repositioning charge	74	101	220	247
Asbestos related litigation charges, net of insurance	59	55	157	155
Probable and reasonably estimable environmental liabilities	150	62	334	167
Other	16	17	45	17
Total net repositioning and other charges	$299	$235	$756	$586

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of products and services sold	$261	$198	$605	$506
Selling, general and administrative expenses	38	37	110	54
Other (income) expense	-	-	41	26
	$299	$235	$756	$586
9

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Aerospace	$54	$64	$157	$219
Home and Building Technologies	4	15	17	57
Performance Materials and Technologies	12	28	85	30
Safety and Productivity Solutions	39	34	52	34
Corporate	190	94	445	246
	$299	$235	$756	$586

In the quarter ended September 30, 2018, we recognized gross repositioning charges totaling $73 million including severance costs of $39 million related to workforce reductions of 816 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to site transitions, mainly in Safety and Productivity Solutions and Performance Materials and Technologies, to more cost-effective locations. The repositioning charges included asset impairments of $26 million primarily due to the write-off of certain capitalized assets in Corporate and manufacturing equipment associated with a site transition in Performance Materials and Technologies.

In the quarter ended September 30, 2017, we recognized gross repositioning charges totaling $108 million including severance costs of $75 million related to workforce reductions of 1,700 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to site transitions, mainly in Safety and Productivity Solutions and Aerospace, to more cost-effective locations and cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $22 million primarily related to the write-down of a research and development facility in Corporate in connection with a planned exit from such facility.

In the nine months ended September 30, 2018, we recognized gross repositioning charges totaling $222 million including severance costs of $100 million related to workforce reductions of 2,700 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to site transitions, mainly in Safety and Productivity Solutions, Performance Materials and Technologies and Aerospace, to more cost-effective locations and to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $74 million primarily related to the write-down of a legacy property in Corporate in connection with its planned disposition, and the write-off of certain capitalized assets in Corporate and manufacturing equipment associated with a site transition in Performance Materials and Technologies. The repositioning charges included exit costs of $48 million primarily related to a termination fee associated with the early cancellation of a supply agreement for certain raw materials in Performance Materials and Technologies.

In the nine months ended September 30, 2017, we recognized gross repositioning charges totaling $254 million including severance costs of $177 million related to workforce reductions of 4,224 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives and with site transitions, mainly in Aerospace and Safety and Productivity Solutions, to more cost-effective locations. The repositioning charges included asset impairments of $57 million primarily in Corporate related to the write-down of a research and development facility in connection with a planned exit from such facility and legacy properties in connection with their planned sale.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

The following table summarizes the status of our total repositioning reserves:

	Severance	Asset	Exit
	Costs	Impairments	Costs	Total
December 31, 2017	$442	$-	$71	$513
Charges	100	74	48	222
Usage - cash	(182)	-	(52)	(234)
Usage - noncash	-	(75)	-	(75)
Foreign currency translation	(5)	-	-	(5)
Adjustments	-	1	(3)	(2)
September 30, 2018	$355	$-	$64	$419

Certain repositioning projects in 2018 and 2017 included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. Such exit and disposal costs are not expected to be significant.

In the nine months ended September 30, 2018, the other charge of $45 million mainly relates to reserves taken due to the required wind-down of our activities in Iran and the evaluation of potential resolution of a certain legal matter.

Note 4. Other (Income) Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Interest income	$(55)	$(39)	$(154)	$(106)
Pension ongoing income – non-service	(301)	(247)	(906)	(732)
Other postretirement income – non-service	(12)	(6)	(24)	(16)
Equity income of affiliated companies	(14)	(14)	(38)	(31)
Foreign exchange	(15)	(10)	(27)	14
Separation costs	116	-	234	-
Other (net)	6	-	56	37
	$(275)	$(316)	$(859)	$(834)

Separation costs are associated with our previously announced spin-offs of our Homes and Global Distribution business and Transportation Systems business, and are primarily associated with third party services.

For the nine months ended September 30, 2018 and 2017, Other (net) includes asset impairments in Corporate related to the write-down of a legacy property in connection with its planned disposition. Refer to Note 3 Repositioning and Other Charges.

Note 5. Income Taxes

The effective tax rate decreased for the quarter primarily from a reduction of accrued withholding taxes of approximately $1.1 billion related to unremitted foreign earnings from an internal legal entity restructuring completed in the quarter, partially offset by $132 million of tax costs associated with the internal restructuring of the Homes and Global Distribution business and Transportation Systems business in advance of their spin-offs. Other changes to the tax rate include increased tax benefits from U.S. Tax Reform and fewer tax reserves, partially offset by reduced benefits from foreign tax credits and employee share-based compensation.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

The effective tax rate decreased for the nine months primarily from a reduction of accrued withholding taxes of approximately $1.1 billion related to unremitted foreign earnings from an internal legal entity restructuring, partially offset by $423 million of tax costs associated with the internal restructuring of the Homes and Global Distribution business and Transportation Systems business in advance of their spin-offs. Other changes to the tax rate include lower benefits from foreign tax credits and employee share-based compensation, partially offset by increased tax benefits from U.S. Tax Reform.

The effective tax rate for the quarter and nine months ended September 30, 2018 was lower than the U.S. federal statutory rate of 21% primarily from a reduction of withholding taxes related to unremitted foreign earnings.

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

As described in Note 5 Income Taxes in our 2017 Annual Report on Form 10-K, we were able to reasonably estimate certain effects of the tax legislation and, therefore, recorded provisional amounts, including the deemed repatriation transition tax. The Company has not finalized the accounting for the tax effects of the tax legislation, primarily related to computations of earnings and profits and deferred tax balances for tax returns that have not been finalized. However, during the quarter ended September 30, 2018 the Company recognized a measurement period adjustment resulting in additional tax expense of approximately $30 million. The Company continues to gather additional information and expects to complete our accounting within the prescribed measurement period.

Note 6. Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Basic	2018	2017	2018	2017
Net income attributable to Honeywell	$2,338	$1,345	$5,044	$4,064
Weighted average shares outstanding	741.8	762.2	746.0	763.1
Earnings per share of common stock	$3.15	$1.76	$6.76	$5.33

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Assuming Dilution	2018	2017	2018	2017
Net income attributable to Honeywell	$2,338	$1,345	$5,044	$4,064

Average Shares
Weighted average shares outstanding	741.8	762.2	746.0	763.1
Dilutive securities issuable - stock plans	10.2	9.2	10.0	10.0
Total weighted average shares outstanding	752.0	771.4	756.0	773.1
Earnings per share of common stock	$3.11	$1.74	$6.67	$5.26

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and nine months ended September 30, 2018, the weighted average number of stock options excluded from the computations were 3.0 million and 2.4 million. For the three and nine months ended September 30, 2017, the weighted average number of stock options excluded from the computations were 4.2 million and 3.8 million. These stock options were outstanding at the end of each period.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

As of September 30, 2018 and 2017, total shares outstanding were 740.3 million and 760.1 million and as of September 30, 2018 and 2017, total shares issued were 957.6 million.

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

	Balance at December 31, 2017	New Revenue Standard Adjustment	Balance at January 1, 2018
ASSETS
Current assets:
Accounts receivable - net	$8,866	$(149)	$8,717
Inventories	4,613	(10)	4,603
Deferred income taxes	251	40	291
Other assets	3,372	1,082	4,454
LIABILITIES
Current liabilities:
Accrued liabilities	6,968	(48)	6,920
Deferred income taxes	2,664	1	2,665
Other liabilities	5,930	1,084	7,014
SHAREOWNERS’ EQUITY
Retained earnings	27,481	(75)	27,406
Noncontrolling interest	$163	$1	$164

Under the modified retrospective method of adoption, we are required to disclose the impact to revenues had we continued to follow our accounting policies under the previous revenue recognition guidance. We estimate that the impact to revenues for the quarter and nine months ended September 30, 2018 would have been a decrease of approximately $90 million and $285 million, which is primarily due to the net impact of the classification change and deferral impact of nonrecurring engineering and development activities, and the net impact from service programs with certain amounts being recognized that would have previously been deferred, and certain amount being deferred that would have previously been recognized.

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

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Aerospace
Commercial Aviation Original Equipment	$724	$2,131
Commercial Aviation Aftermarket	1,370	3,964
Defense Services	1,134	3,348
Transportation Systems	802	2,622
	4,030	12,065
Home and Building Technologies
Products and Software	521	1,554
Distribution (ADI)	671	1,985
Connected Buildings	201	632
Building Solutions	605	1,769
Building Products	519	1,556
	2,517	7,496
Performance Materials and Technologies
UOP	722	2,012
Process Solutions	930	2,781
Smart Energy	295	931
Specialty Products	279	847
Fluorine Products	414	1,301
	2,640	7,872
Safety and Productivity Solutions
Safety and Retail	564	1,680
Productivity Products	329	1,017
Warehouse and Workflow Solutions	463	1,299
Sensing & Internet-of-Things (IoT)	219	644
	1,575	4,640
Net sales	$10,762	$32,073

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

We recognize revenue arising from performance obligations outlined in contracts with our customers that are satisfied at a point in time and over time. The disaggregation of our revenue based off timing of recognition is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
Products, transferred point in time	67%	68%
Products, transferred over time	11	11
Net product sales	78	79
Services, transferred point in time	7	7
Services, transferred over time	15	14
Net service sales	22	21
Net sales	100%	100%
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

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.

The following table summarizes our contract assets and liabilities balances:

2018
Contract assets - January 1	$1,721
Contract assets - September 30	1,689
Change in contract assets - increase (decrease)	$(32)

Contract liabilities - January 1	$(2,973)
Contract liabilities - September 30	(3,165)
Change in contract liabilities - (increase) decrease	$(192)

Net change	$(224)

The net change was primarily driven by the receipt of advance payments from customers exceeding reductions from recognition of revenue as performance obligations were satisfied and related billings. For the three and nine months ended September 30, 2018, we recognized revenue of $122 million and $1,023 million that was previously included in the beginning balance of contract liabilities.

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

September 30, 2018
Aerospace	$9,868
Home and Building Technologies	6,500
Performance Materials and Technologies	6,198
Safety and Productivity Solutions	1,902
$24,468

Performance obligations recognized as of September 30, 2018 will be satisfied over the course of future periods. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 56% and 44%.

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

Note 8. Accounts Receivable - Net

	September 30,	December 31,
	2018	2017
Trade	$8,813	$9,068
Less - Allowance for doubtful accounts	(245)	(202)
	$8,568	$8,866

Trade receivables include $1,685 million and $1,853 million of unbilled balances under long-term contracts as of September 30, 2018 and December 31, 2017. These amounts are billed in accordance with the terms of the customer contracts to which they relate.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 9. Inventories

	September 30, 2018	December 31, 2017
Raw materials	$1,334	$1,193
Work in process	860	790
Finished products	2,904	2,669
	5,098	4,652
Reduction to LIFO cost basis	(37)	(39)
	$5,061	$4,613

Note 10. Long-term Debt and Credit Agreements

	September 30, 2018	December 31, 2017
Two year floating rate Euro notes due 2018	$-	$1,199
1.40% notes due 2019	1,250	1,250
Three year floating rate notes due 2019	250	250
Two year floating rate notes due 2019	450	450
1.80% notes due 2019	750	750
0.65% Euro notes due 2020	1,158	1,199
4.25% notes due 2021	800	800
1.85% notes due 2021	1,500	1,500
1.30% Euro notes due 2023	1,448	1,499
3.35% notes due 2023	300	300
2.50% notes due 2026	1,500	1,500
2.25% Euro notes due 2028	868	900
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 5.0% weighted average maturing at various dates through 2025	334	288
	12,647	13,924
Garrett pre-separation funding:
2.50% Euro term loan due 2023	387	-
2.75% Euro term loan due 2025	440	-
4.881% term loan due 2025	425	-
5.125% Euro notes due 2026	410	-
Debt issuance costs	(35)	-
	1,627	-
Total	14,274	13,924
Less: current portion	(215)	(1,351)
	$14,059	$12,573

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

In connection with the spin-off of the Transportation Systems business, named Garrett Motion Inc. (“Garrett”), wholly owned subsidiaries of Garrett issued notes and entered new credit facilities. On September 27, 2018 the Company received net proceeds of $1,604 million from such borrowings.

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

As of September 30, 2018, there are no outstanding borrowings under any of our credit agreements.

Note 11. Financial Instruments and Fair Value Measures

Our credit, market, foreign currency and interest rate risk management policies are described in Note 14, Financial Instruments and Fair Value Measures of Notes to Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30, 2018	December 31, 2017
Assets:
Foreign currency exchange contracts	$44	$17
Available for sale investments	2,009	3,916
Interest rate swap agreements	13	44
Liabilities:
Foreign currency exchange contracts	$19	$70
Interest rate swap agreements	95	52

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

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$332	$319	$296	$289
Liabilities
Long-term debt and related current maturities	$14,274	$14,768	$13,924	$14,695

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

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three and nine months ended September 30, 2018, we recognized $12 million and $75 million of losses in earnings on interest rate swap agreements. For the three and nine months ended September 30, 2017, we recognized $4 million and $6 million of losses in earnings on interest rate swap agreements. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We economically hedge our exposure to changes in foreign exchange rates primarily with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $30 million and $245 million of income in Other (income) expense for the three and nine months ended September 30, 2018 on these contracts. We recognized $76 million and $194 million of expense in Other (income) expense for the three and nine months ended September 30, 2017.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 12. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2017	$(1,981)	$(202)	$(52)	$(2,235)
Other comprehensive income (loss) before reclassifications	61	35	27	123
Amounts reclassified from accumulated other comprehensive income	-	(53)	40	(13)
Net current period other comprehensive income (loss)	61	(18)	67	110
Balance at September 30, 2018	$(1,920)	$(220)	$15	$(2,125)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2016	$(1,944)	$(879)	$109	$(2,714)
Other comprehensive income (loss) before reclassifications	112	(46)	(98)	(32)
Amounts reclassified from accumulated other comprehensive income	-	(42)	(52)	(94)
Net current period other comprehensive income (loss)	112	(88)	(150)	(126)
Balance at September 30, 2017	$(1,832)	$(967)	$(41)	$(2,840)
21

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

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales
Aerospace
Products	$2,747	$2,452	$8,275	$7,393
Services	1,283	1,205	3,790	3,484
Total	4,030	3,657	12,065	10,877
Home and Building Technologies
Products	2,157	2,125	6,423	6,154
Services	360	354	1,073	1,008
Total	2,517	2,479	7,496	7,162
Performance Materials and Technologies
Products	2,089	2,140	6,346	6,181
Services	551	431	1,526	1,304
Total	2,640	2,571	7,872	7,485
Safety and Productivity Solutions
Products	1,484	1,335	4,370	3,943
Services	91	79	270	224
Total	1,575	1,414	4,640	4,167
	$10,762	$10,121	$32,073	$29,691
Segment profit
Aerospace	$891	$780	$2,702	$2,395
Home and Building Technologies	430	421	1,273	1,189
Performance Materials and Technologies	560	563	1,676	1,599
Safety and Productivity Solutions	262	213	760	621
Corporate	(53)	(82)	(181)	(210)
Total segment profit	2,090	1,895	6,230	5,594
Interest and other financial charges	(99)	(81)	(277)	(235)
Stock compensation expense(a)	(41)	(39)	(131)	(133)
Pension ongoing income(b)	247	183	745	546
Other postretirement income(b)	12	6	24	16
Repositioning and other charges(c)	(299)	(235)	(756)	(586)
Other(d)	(52)	49	(68)	81
Income before taxes	$1,858	$1,778	$5,767	$5,283

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

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 14. Pension Benefits

Net periodic pension benefit costs for our significant defined benefit plans include the following components:

	U.S. Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$35	$43	$105	$129
Interest cost	143	147	430	440
Expected return on plan assets	(357)	(316)	(1,071)	(946)
Amortization of prior service (credit)	(11)	(10)	(33)	(32)
	$(190)	$(136)	$(569)	$(409)

	Non-U.S. Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$6	$10	$20	$29
Interest cost	35	37	108	109
Expected return on plan assets	(108)	(104)	(336)	(305)
Amortization of prior service (credit)	-	(1)	(1)	(1)
	$(67)	$(58)	$(209)	$(168)

In the first quarter of 2018, the asset mix of our U.S. Qualified Pension Plan (the “Plan”) was changed. Fixed income assets were increased to approximately 50% of the Plan’s total assets and matched with the liability profile of the Plan. The Plan’s remaining assets are comprised of return-seeking assets including equity securities, private equity investments and real estate investments. We review our asset allocations on a regular basis in order to achieve our long-term investment objectives on a risk adjusted basis.

Note 15. Commitments and Contingencies

Environmental Matters

Our environmental matters are described in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2017				$595
Accruals for environmental matters deemed probable and reasonably estimable				334
Environmental liability payments				(133)
Other				(5)
September 30, 2018				$791
24

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Environmental liabilities are included in the following balance sheet accounts:

	September 30,	December 31,
	2018	2017
Accrued liabilities	$201	$226
Other liabilities	590	369
	$791	$595

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

Asbestos Matters

Honeywell is a defendant in asbestos related personal injury actions related to North American Refractories Company (“NARCO”), which was sold in 1986, and Bendix Friction Materials (“Bendix”) business, which was sold in 2014.

In the third quarter of 2018, the Company revised its accounting to correct the time period associated with the determination of appropriate accruals for the legacy Bendix asbestos-related liability for unasserted claims. The prior accounting treatment applied a five-year time horizon; the revised treatment reflects the full term of epidemiological projections through 2059. Previously issued financial statements have been revised for this correction with the following effects: The Company’s revised estimated asbestos-related liabilities are now $2,610 million as of December 31, 2017, which is $1,087 million higher than the Company’s prior estimate. The Company’s Insurance recoveries for asbestos-related liabilities are estimated to be $503 million as of December 31, 2017, which is $68 million higher than the Company’s prior estimate. As of December 31, 2017, the net deferred income taxes impact was $245 million, with a decrease to liabilities and increase to assets, and the cumulative impact on Retained earnings was a decrease of $774 million. For the three and nine months ended September 30, 2017, Cost of services sold increased $5 million and $2 million, Tax expense decreased $2 million and $0 million, and Net income decreased $3 million and $2 million.

This revision followed the Securities and Exchange Commission (SEC) Division of Corporation Finance review of our Annual Report on Form 10-K for 2017, which included review of our prior accounting for liability for unasserted Bendix-related asbestos claims. On September 13, 2018, following completion of Corporation Finance’s review, the SEC Division of Enforcement advised that it has opened an investigation related to this matter. Honeywell intends to provide requested information and otherwise fully cooperate with the SEC staff.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

The following tables summarize information concerning NARCO and Bendix asbestos-related balances:

Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2017	$1,703	$907	$2,610
Accrual for update to estimated liability	141	27	168
Asbestos related liability payments	(151)	(26)	(177)
September 30, 2018	$1,693	$908	$2,601

Insurance Recoveries for Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2017	$191	$312	$503
Probable insurance recoveries related to estimated liability	10	-	10
Insurance receipts for asbestos related liabilities	(24)	(1)	(25)
Insurance receivables settlements	1	-	1
September 30, 2018	$178	$311	$489

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

		September 30,	December 31,
		2018	2017
Other current assets		$24	$24
Insurance recoveries for asbestos related liabilities		465	479
		$489	$503

Accrued liabilities		$349	$350
Asbestos related liabilities		2,252	2,260
		$2,601	$2,610

NARCO Products – Honeywell’s predecessor, Allied Corporation owned NARCO from 1979 to 1986. When the NARCO business was sold, Honeywell’s predecessor entered into a cross-indemnity agreement with NARCO which included an obligation to indemnify the purchaser for asbestos claims. Such claims arise primarily from alleged occupational exposure to asbestos-containing refractory brick and mortar for high-temperature applications. NARCO ceased manufacturing these products in 1980, and the first asbestos claims were filed in the tort system against NARCO in 1983. Claims filings and related costs increased dramatically in the late 1990s through 2001, which led to NARCO filing for bankruptcy in January 2002. Once NARCO filed for bankruptcy, all then current and future NARCO asbestos claims were stayed against both NARCO and Honeywell pending the reorganization of NARCO.

Following the bankruptcy filing, in December 2002 Honeywell recorded a total NARCO asbestos liability of $3.2 billion, which was comprised of three components: (i) the estimated liability to settle pre-bankruptcy petition NARCO claims and certain post-petition settlements ($2.2 billion, referred to as “Pre-bankruptcy NARCO Liability”), (ii) the estimated liability related to then unasserted NARCO claims for the period 2004 through 2018 ($950 million, referred to as “NARCO Trust Liability”), and (iii) other NARCO bankruptcy-related obligations totaling $73 million.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

When the NARCO Trust Liability of $950 million was established in 2002, the methodology for estimating the potential liability was based primarily on: (a) epidemiological projections of the future incidence of disease for the period 2004 through 2018, a fifteen-year period; (b) historical claims rates in the tort system for the five-year period prior to the bankruptcy filing date; and (c) anticipated NARCO Trust payment values set forth in the then current draft of the NARCO Trust Distribution Procedures. The methodology required estimating, by disease, three critical inputs: (i) likely number of claims to be asserted against the NARCO Trust in the future, (ii) percentage of those claims likely to receive payment, and (iii) payment values. The Company utilized outside asbestos liability valuation specialists to support our preparation of the NARCO Trust Liability estimate, which was based on a commonly accepted methodology used by numerous bankruptcy courts addressing 524(g) trusts.

In 2002, when we first established our initial liability, NARCO asbestos claims resolution shifted from the tort system to an anticipated NARCO Trust framework, where claims would be processed in accordance with established NARCO Trust Distribution Procedures, including strict medical and exposure criteria for a plaintiff to receive compensation. We believed at the time that the NARCO Trust’s claims filing and resolution experience after the NARCO Trust became operational would be significantly different from pre-bankruptcy tort system experience in light of these more rigorous claims processing requirements in the NARCO Trust Distribution Procedures and Honeywell’s active oversight of claims processing and approval. Given these anticipated differences, we believed that a 15-year time period was the appropriate horizon for establishing a probable and reasonably estimable liability for then unasserted NARCO claims as it represented our best estimate of the time period it would take for the NARCO Trust to be approved by the Bankruptcy Court, become fully operational and generate sufficiently reliable claims data (i.e., a data set which is statistically representative) to enable us to update our NARCO Trust Liability.

The NARCO Trust Distribution Procedures were finalized in 2006, and the Company updated its NARCO Trust Liability to reflect the final terms and payment values. The original 15-year period (from 2004 through 2018) for unasserted claims did not change as asbestos claims filings continued to be stayed against both Honeywell and NARCO. The 2006 update resulted in a range of the estimated liability for unasserted claims of $743 million to $961 million, and we believed that no amount within this range was a better estimate than any other amount. In accordance with ASC 450 – Contingencies (“ASC 450”), we recorded the low end of the range of $743 million which resulted in a reduction of $207 million in our NARCO Trust Liability.

NARCO emerged from bankruptcy on April 30, 2013, at which time a federally authorized 524(g) trust was established for the evaluation and resolution of all existing and future NARCO asbestos claims. Both Honeywell and NARCO are protected by a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO asbestos-containing products to be made against the NARCO Trust.

The NARCO Trust Agreement and the NARCO Trust Distribution Procedures are the principal documents setting forth the structure of the NARCO Trust. These documents establish Honeywell’s evergreen funding obligations. Honeywell is obligated to fund NARCO asbestos claims submitted to the NARCO Trust which qualify for payment under the Trust Distribution Procedures (Annual Contribution Claims), subject to annual caps of $140 million in 2018 and $145 million for each year thereafter. However, the initial $100 million of claims processed through the NARCO Trust (the Initial Claims Amount) will not count against the annual cap and any unused portion of the Initial Claims Amount will roll over to subsequent years until fully utilized. These documents also establish the material operating rules for the NARCO Trust, including Honeywell audit rights and the criteria claimants must meet to have a valid claim paid. These claims payment criteria include providing the NARCO Trust with adequate medical evidence of the claimant’s asbestos-related condition and credible evidence of exposure to a specific NARCO asbestos-containing product. Further, the NARCO Trust is eligible to receive cash dividends from Harbison-Walker International Inc (“HWI”), the reorganized and renamed entity that emerged, fully operational, from the NARCO bankruptcy. The NARCO Trust is required to use any funding received from HWI to pay Annual Contribution Claims until those funds are exhausted. It is only at this point that Honeywell’s funding obligation to the Trust is triggered. Thus, there is an unrelated primary source for funding that affects Honeywell’s funding of the NARCO Trust Liability.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Once operational, the NARCO Trust began to receive, process and pay claims that had been previously stayed pending the Trust becoming operational. As the NARCO Trust began to pay claims in 2014, we began to assert our on-going audit rights to review and monitor the claims processor’s adherence to the established requirements of the NARCO Trust Distribution Procedures. While doing so, we identified several issues with the way the Trust was implementing the NARCO Trust Distribution Procedures. In 2015, Honeywell filed suit against the NARCO Trust in Bankruptcy Court alleging breach of certain provisions of the NARCO Trust Agreement and NARCO Trust Distribution Procedures. The parties agreed to dismiss the proceeding without prejudice pursuant to an 18-month Standstill Agreement, which expired in October 2017. Notwithstanding its expiration, claims processing continues, and Honeywell continues to negotiate and attempt to resolve remaining disputed issues (that is, instances where Honeywell believes the NARCO Trust is not processing claims in accordance with established NARCO Trust Distribution Procedures). Honeywell reserves its right to seek judicial intervention should negotiations fail.

After the NARCO Trust became effective in 2013, the $743 million NARCO Trust Liability was then comprised of:

(i)	liability for unasserted claims; and
(ii)	liability for claims asserted after the NARCO Trust became operational but not yet paid.

Although we know the number of claims filed with the NARCO Trust each year, we are not able to determine at this time the portion of the NARCO Trust Liability which represents asserted versus unasserted claims due to the lack of sufficiently reliable claims data because of the claims processing issues described previously.

Honeywell maintained the $743 million accrual for NARCO Trust Liability, as there has not been sufficiently reliable claims data history to enable us to update that liability.

As of September 30, 2018, our total NARCO asbestos liability of $908 million reflects Pre-bankruptcy NARCO liability of $165 million and NARCO Trust Liability of $743 million. Through September 30, 2018, Pre-bankruptcy NARCO Liability has been reduced by approximately $2 billion since first established in 2002, largely related to settlement payments. The remaining Pre-bankruptcy NARCO liability principally represents estimated amounts owed pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the NARCO Trust subject to qualification under the terms of the settlement agreements and Trust Distribution Procedures. The other NARCO bankruptcy obligations were paid in 2013 and no further liability is recorded.

As of September 30, 2018, Honeywell has not made any payments to the NARCO Trust for Annual Contribution Claims as any Annual Contribution Claims which have been paid since the Trust became operational have been funded by cash dividends from HWI.

Honeywell continues to evaluate the appropriateness of the $743 million NARCO Trust Liability. Despite becoming effective in 2013, the NARCO Trust has experienced delays in becoming fully operational. Violations of the Trust Distribution Procedures and the resulting disputes and challenges, a standstill pending dispute resolution, and limited claims payments, have all contributed to the lack of sufficient normalized data based on actual claims processing experience in the Trust since it began operational. As a result, we have not been able to further update the NARCO Trust Liability. The $743 million NARCO Trust Liability continues to be appropriate because of the unresolved pending claims in the Trust, some portion of which will result in payouts in the future, and because new claims continue to be filed with the NARCO Trust. When sufficiently reliable claims data exists, we will update our estimate of the NARCO Trust Liability and it is possible that a material change may need to be recognized.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Our insurance receivable of $311 million as of September 30, 2018, corresponding to the estimated liability for asserted and unasserted NARCO asbestos claims reflects coverage which reimburses Honeywell for portions of NARCO-related indemnity and defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. We conduct analyses to estimate the probable amount of insurance that is recoverable for asbestos claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding insurers.

Bendix Products—Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix related asbestos claims activity:

			Nine Months Ended	Years Ended
			September 30,	December 31,
Claims Activity			2018	2017	2016
Claims unresolved at the beginning of period			6,280	7,724	7,779
Claims filed			1,895	2,645	2,830
Claims resolved			(2,088)	(4,089)	(2,885)
Claims unresolved at the end of period			6,087	6,280	7,724

Disease Distribution of Unresolved Claims			September 30,	December 31,
			2018	2017	2016
Mesothelioma and other cancer claims			2,868	3,062	3,490
Nonmalignant claims			3,219	3,218	4,234
Total claims			6,087	6,280	7,724

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in whole dollars)
Malignant claims	$56,000	$44,000	$44,000	$53,500	$51,000
Nonmalignant claims	$2,800	$4,485	$100	$120	$850

It is not possible to predict whether resolution values for Bendix-related asbestos claims will increase, decrease or stabilize in the future.

Our consolidated financial statements reflect an estimated liability for resolution of asserted (claims filed as of the financial statement date) and unasserted Bendix-related asbestos claims and excludes the Company’s legal fees to defend such asbestos claims which will continue to be expensed by the Company as they are incurred. We have valued Bendix asserted and unasserted claims using average resolution values for the previous five years. We update the resolution values used to estimate the cost of Bendix asserted and unasserted claims during the fourth quarter each year.

Honeywell now reflects the inclusion of all years through 2059 rather than a subset of future years when estimating the liability for unasserted Bendix-related asbestos claims. Such liability for unasserted Bendix-related asbestos claims is based on historic claims filing experience and dismissal rates, disease classifications, and resolution values in the tort system for the previous five years.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Our insurance receivable corresponding to the liability for settlement of asserted and unasserted Bendix asbestos claims reflects coverage which is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Based on our ongoing analysis of the probable insurance recovery, insurance receivables are recorded in the financial statements simultaneous with the recording of the estimated liability for the underlying asbestos claims. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers.

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

On March 29, 2018, the District Court issued its opinion resolving all pending summary judgment motions, except for Honeywell’s counterclaim for breach of implied warranty, which has since been dismissed without prejudice.

In the opinion, the District Court held that the MCBAs do not promise retirees vested, lifetime benefits that survive expiration of the MCBAs. Based on this ruling, Honeywell terminated the retirees healthcare coverage benefits altogether as of July 31, 2018. In response, the UAW filed a motion to enjoin Honeywell from completely terminating coverage as of July 31, 2018, arguing that the CAPS themselves are vested and that Honeywell must continue to provide retiree medical benefits at the capped level. On July 28, 2018, the District Court denied the UAW’s motion and entered a final judgment consistent with its March 2018 ruling. The UAW has appealed this decision to the Sixth Circuit Court of Appeals. Honeywell believes the District Court’s ruling will be upheld.

In the March 2018 opinion, the District Court also held that Honeywell is obligated under the MCBAs to pay the “full premium” for retiree healthcare rather than the capped amount. Based on this ruling, Honeywell would be required to pay monetary damages to retirees for any past years in which Honeywell paid less than the “full premium” of their healthcare coverage. Such damages would be limited, depending on the retiree group, to a two to three-year period ending when the 2016 MCBA expired, and Honeywell would have no ongoing obligation to continue funding healthcare coverage for subsequent periods. Honeywell has appealed the District Court’s ruling on this “full premium” damages issue, and believes that the Sixth Circuit Court of Appeals will reverse the District Court on that issue. In the event the Sixth Circuit were to sustain the District Court’s ruling on this issue, Honeywell would be liable for damages of at least $12 million.

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

Note 16. Subsequent Events

On October 1, 2018 the Company completed the spin-off of its Transportation Systems business, part of Aerospace, into a standalone, publicly-traded company, Garrett Motion Inc., to Honeywell shareowners. Since the effective date of the spin-off falls within the fiscal fourth quarter, the assets and liabilities associated with Garrett have been included with the Company’s third quarter Consolidated Balance Sheet. The results of operations for Garrett are included in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows through the effective date of the spin-off. The Company entered into certain agreements with Garret to affect our legal and structural separation including a transition services agreement with Garrett to provide certain administrative and other services for a limited time.

The Company also entered into an Indemnification and Reimbursement Agreement with a Garrett subsidiary, pursuant to which Garrett’s subsidiary will have an obligation to make cash payments to Honeywell in amounts equal to (i) 90% of Honeywell’s asbestos-related liability payments primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments, in each case related to legacy elements of the Garrett business, including the legal costs of defending and resolving such liabilities, less (ii) 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The amount payable to Honeywell in respect of such liabilities arising in any given year will be subject to a cap, payable in the Euro equivalent of approximately $175 million using a fixed exchange rate determined just prior to spinoff. The obligation will continue until the earlier of December 31, 2048, or December 31 of the third consecutive year during which the annual indemnification obligation has been less than the Euro equivalent, at the fixed exchange rate, of $25 million.

Honeywell shareowners of record as of the close of business on September 18, 2018 received one share of Garrett common stock for every 10 shares of Honeywell common stock on the distribution date of October 1, 2018. Immediately prior to the effective date of the spin-off, subsidiaries of Garrett incurred debt to make a cash distribution of approximately $1.6 billion to the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or “the Company”) for the three months (quarter) and nine months ended September 30, 2018. The financial information as of September 30, 2018 should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017 contained in our 2017 Annual Report on Form 10-K.

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

A.	Results of Operations – three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017

Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$10,762	$10,121	$32,073	$29,691
% change compared with prior period	6%		8%

The change in net sales compared to the prior year period is attributable to the following:

			Three Months	Year to Date
Volume			5%	4%
Price			2%	2%
Foreign Currency Translation			(1)%	2%
			6%	8%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A. The foreign currency translation impact in the quarter is primarily driven by the strengthening of the U.S. Dollar in the majority of our international markets. The foreign currency translation impact for the nine months is primarily driven by the strengthening of the Euro, British Pound and Chinese Renminbi against the U.S. Dollar.

Cost of Products and Services Sold
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of products and services sold	$7,556	$7,054	$22,361	$20,604
% change compared with prior period	7%		9%
Gross margin percentage	29.8%	30.3%	30.3%	30.6%
32

Cost of products and services sold increased in the quarter primarily due to higher direct material costs of approximately $390 million. The direct material increase is attributable to higher organic sales volumes and inflation, partially offset by productivity and a favorable impact from foreign currency translation. Cost of products sold in the quarter also increased due to higher repositioning and other charges of approximately $70 million allocated to cost of products and services sold and higher labor costs of approximately $30 million.

Cost of products and services sold increased in the nine months primarily due to higher direct material costs of approximately $1.5 billion. The direct material increase is attributable to higher organic sales volumes, inflation, and an unfavorable impact from foreign currency translation, partially offset by productivity. Cost of products sold in the nine months also increased due to higher labor costs of approximately of $150 million and higher repositioning and other charges of approximately $100 million allocated to cost of products and services sold.

Gross margin percentage decreased in the quarter due to higher repositioning and other charges allocated to cost of products and services sold (approximately 0.6 percentage point impact), which was partially offset by higher gross margin in the Home and Building Technologies segment (approximately 0.2 percentage points).

Gross margin percentage decreased in the nine months primarily due to higher repositioning and other charges allocated to cost of products and services sold (approximately 0.3 percentage point impact).

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Selling, general and administrative expense	$1,524	$1,524	$4,527	$4,403
% of sales	14.2%	15.1%	14.1%	14.8%

Selling, general and administrative expenses were flat in the quarter with an increase in selling labor costs on higher sales volumes offset by repositioning productivity.

Selling, general and administrative expenses increased for the nine months primarily driven by an increase in selling labor costs, higher repositioning charges allocated to selling, general and administrative expenses, and the unfavorable impact from foreign currency translation, partially offset by productivity, net of inflation.

Other (Income) Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Other (income) expense	$(275)	$(316)	$(859)	$(834)

Other (income) expense decreased for the quarter primarily due to separation costs associated with the announced spin-offs of our Homes and Global Distribution business and Transportation Systems business, partially offset by an increase in pension ongoing income – non-service, favorable impacts of foreign currency and an increase in interest income.

Other (income) expense increased for the nine months primarily due to an increase in pension ongoing income – non-service, favorable impacts of foreign currency and an increase in interest income, partially offset by separation costs associated with the announced spin-offs of our Homes and Global Distribution business and Transportation Systems business.

Tax Expense (Benefit)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Tax expense (benefit)	$(498)	$416	$679	$1,188
Effective tax rate	(26.8%)	23.4%	11.8%	22.5%

The effective tax rate decreased for the quarter primarily from a reduction of accrued withholding taxes of approximately $1.1 billion related to unremitted foreign earnings from an internal legal entity restructuring completed in the quarter, partially offset by $132 million of tax costs associated with the internal restructuring of the Homes and Global Distribution business and Transportation Systems business in advance of their spin-offs. Other changes to the tax rate include increased tax benefits from U.S. Tax Reform and fewer tax reserves, partially offset by reduced benefits from foreign tax credits and employee share-based compensation.

The effective tax rate decreased for the nine months primarily from a reduction of accrued withholding taxes of approximately $1.1 billion related to unremitted foreign earnings from an internal legal entity restructuring, partially offset by $423 million of tax costs associated with the internal restructuring of the Homes and Global Distribution business and Transportation Systems business in advance of their spin-offs. Other changes to the tax rate include lower benefits from foreign tax credits and employee share-based compensation, partially offset by increased tax benefits from U.S. Tax Reform.

The effective tax rate for the quarter and nine months ended September 30, 2018 was lower than the U.S. federal statutory rate of 21% primarily from a reduction of withholding taxes related to unremitted foreign earnings.

The effective tax rates for the quarter and nine months ended September 30, 2017 were lower than the U.S. federal statutory rate of 35% resulting in part from non-U.S. earnings taxed at lower rates and from benefits from manufacturing incentives.

On December 22, 2017, the U.S. enacted tax reform that instituted fundamental changes to the taxation of multinational corporations. As a result of the U.S. Tax Reform, we recorded a provisional tax charge at December 31, 2017 of $1.9 billion related to the mandatory transition tax and $2.1 billion related to taxes on undistributed foreign earnings that are no longer intended to be permanently reinvested. We recorded a provisional amount because certain information related to the computation of earnings and profits, distributable reserves, and foreign exchange gains and losses is not readily available; some of the testing dates to determine taxable amounts have not yet occurred; and there is limited information from federal and state taxing authorities regarding the application and interpretation of the recently enacted legislation.  In accordance with current SEC guidance the Company will report the impact of final provisional amounts in the reporting period in which the accounting is completed, which will not exceed one year from the date of enactment of the U.S. Tax Reform.

As of September 30, 2018, the Company has not completed the accounting for the tax effects of U.S. Tax Reform described above, primarily related to computations of earnings and profits and deferred tax balances for tax returns that have not been finalized. However, during the quarter the Company recognized a measurement period adjustment resulting in additional tax expense of approximately $30 million.  The measurement period adjustment primarily relates to revised estimates based on substantially completed tax returns. These amounts are subject to change based on a final determination of such items for tax returns that have not yet been finalized.

The effective tax rate can vary from quarter to quarter for unusual or infrequently occurring items, such as the tax impacts from the resolution of income tax audits, changes in tax laws, employee share-based payments, revisions to the provisional amounts from U.S. Tax Reform, internal restructurings or pension mark-to-market adjustments.

Net Income Attributable to Honeywell

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income attributable to Honeywell	$2,338	$1,345	$5,044	$4,064
Earnings per share of common stock – assuming dilution	$3.11	$1.74	$6.67	$5.26

Earnings per share of common stock – assuming dilution increased in the quarter and nine months primarily driven by increased segment profit amongst our business segments, a reduction of accrued withholding taxes related to unremitted foreign earnings, higher pension income and the favorable impact of lower share count, partially offset by tax costs and other separation costs associated with the previously announced spin-offs of our Homes and Global Distribution business and Transportation Systems business as well as higher repositioning and other charges.

Review of Business Segments

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2018	2017	Change	2018	2017	Change
Aerospace sales
Commercial Aviation Original Equipment	$724	$593	22%	$2,131	$1,845	16%
Commercial Aviation Aftermarket	1,370	1,312	4%	3,964	3,775	5%
Defense and Space	1,134	992	14%	3,348	2,925	14%
Transportation Systems	802	760	6%	2,622	2,332	12%
Total Aerospace sales	4,030	3,657		12,065	10,877
Home and Building Technologies sales
Homes	1,192	1,139	5%	3,539	3,282	8%
Buildings	1,325	1,340	(1)%	3,957	3,880	2%
Total Home and Building Technologies sales	2,517	2,479		7,496	7,162
Performance Materials and Technologies sales
UOP	722	706	2%	2,012	1,924	5%
Process Solutions	1,225	1,206	2%	3,712	3,504	6%
Advanced Materials	693	659	5%	2,148	2,057	4%
Total Performance Materials and Technologies sales	2,640	2,571		7,872	7,485
Safety and Productivity Solutions sales
Safety	564	537	5%	1,680	1,587	6%
Productivity Solutions	1,011	877	15%	2,960	2,580	15%
Total Safety and Productivity Solutions sales	1,575	1,414		4,640	4,167
Net sales	$10,762	$10,121		$32,073	$29,691
36

Aerospace

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Net sales	$4,030	$3,657	10%	$12,065	$10,877	11%
Cost of products and services sold	2,843	2,579		8,470	7,626
Selling, general and administrative and other expenses	296	298		893	856
Segment profit	$891	$780	14%	$2,702	$2,395	13%

			2018 vs. 2017
			Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change			Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit			10%	16%	9%	10%
Foreign currency translation			-	(1)%	1%	2%
Acquisitions, divestitures and other, net			-	(1)%	1%	1%
Total % change			10%	14%	11%	13%

Aerospace sales increased in the quarter due to organic sales growth. Aerospace sales increased in the nine months ended September 30, 2018 primarily due to organic sales growth, the favorable impact of foreign currency translation and the impact of the adoption of the new revenue recognition accounting standard (included within Acquisitions, divestitures and other, net in the table above).

•	Commercial Aviation Original Equipment sales increased 22% (increased 19% organic) in the quarter and increased 16% (increased 11% organic) in the nine months primarily due to increased demand from air transport, regional, and business aviation original equipment manufacturers (OEM), lower OEM incentives and the impact from the classification of nonrecurring engineering and development funding resulting from the adoption of the new revenue recognition accounting standard.

•	Commercial Aviation Aftermarket sales increased 4% (increased 6% organic) in the quarter due to growth in air transport, regional and business aviation. Commercial Aviation Aftermarket sales increased 5% (increased 4% organic) in the nine months primarily due to growth in air transport, regional and business aviation.

•	Defense and Space sales increased 14% (increased 14% organic) in the quarter and nine months primarily driven by growth in U.S. and international defense.

•	Transportation Systems sales increased 6% (increased 7% organic) in the quarter primarily driven by higher volumes in light vehicle gas turbos, partially offset by foreign currency translation. Transportation Systems sales increased 12% (increased 7% organic) in the nine months primarily driven by higher volumes in light vehicle gas turbos and commercial vehicles and the favorable impact of foreign currency translation.

Aerospace segment profit increased in the quarter due to an increase in operational segment profit, partially offset by the unfavorable impact of currency translation, and the impact on service programs from the adoption of the new revenue recognition accounting standard. Aerospace segment profit increased in the nine months due to an increase in operational segment profit, the favorable impact of currency translation, and the impact on service programs from the adoption of the new revenue recognition accounting standard. The increase in operational segment profit in the quarter was driven primarily by productivity, net of inflation, higher organic sales volume and lower OEM incentives. The increase in operational segment profit in the nine months was driven primarily by higher organic sales volume, productivity net of inflation and lower OEM incentives. Cost of products and services sold increased in the quarter primarily due to higher organic sales volume and increased in the nine months primarily due to higher organic sales volume and the impact of foreign currency translation and inflation.

Home and Building Technologies

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
Net sales	$2,517	$2,479	2%	$7,496	$7,162	5%
Cost of products and services sold	1,644	1,636		4,918	4,714
Selling, general and administrative and other expenses	443	422		1,305	1,259
Segment profit	$430	$421	2%	$1,273	$1,189	7%

			2018 vs. 2017
			Three Months Ended		Nine Months Ended
			September 30,		September 30,
Factors Contributing to Year-Over-Year Change			Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit			3%	4%	3%	5%
Foreign currency translation			(1)%	(2)%	2%	2%
Total % change			2%	2%	5%	7%

Home and Building Technologies sales increased in the quarter ended September 30, 2018 primarily driven by organic growth, partially offset by the unfavorable impact of foreign currency. Home and Building Technologies sales increased in the nine months ended September 30, 2018 primarily driven by organic growth and the favorable impact of foreign currency.

•	Sales in Homes increased 5% (increased 5% organic) in the quarter primarily due to growth across Products and Distribution (ADI) and increased 8% (increased 6% organic) in the nine months due to growth across Distribution and the favorable impact of foreign currency translation.

•	Sales in Buildings decreased 1% (increased 1% organic) in the quarter primarily due to the unfavorable impact of foreign currency translation, partially offset by organic sales growth. Sales increased 2% (flat organic) in the nine months principally due to the favorable impact of foreign currency translation. Organic sales growth in the quarter was primarily due to Building Solutions. Organic sales growth in the nine months was primarily driven by higher volumes in Building Solutions, offset by lower sales in Building Products.

Home and Building Technologies segment profit increased in the quarter due to higher operational segment profit, partially offset by the unfavorable impact of foreign currency translation. The increase in segment profit in the nine months was due to higher operational segment profit and foreign currency translation. The increase in operational segment profit in the quarter and nine months was primarily driven by pricing and productivity, largely offset by inflation. Cost of products and services sold increased in the quarter due to higher organic sales volumes, partially offset by foreign currency translation, and in the nine months primarily due to higher organic sales volumes and foreign currency translation.

Performance Materials and Technologies

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Net sales	$2,640	$2,571	3%	$7,872	$7,485	5%
Cost of products and services sold	1,715	1,651		5,141	4,876
Selling, general and administrative and other expenses	365	357		1,055	1,010
Segment profit	$560	$563	-	$1,676	$1,599	5%

			2018 vs. 2017
			Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change			Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit			4%	1%	3%	3%
Foreign currency translation			(1)%	(1)%	2%	2%
Total % change			3%	-	5%	5%

Performance Materials and Technologies sales increased in the quarter ended September 30, 2018 primarily due to organic growth, partially offset by the unfavorable impact of foreign currency translation. Performance Materials and Technologies sales increased in the nine months ended September 30, 2018 due to organic growth and the favorable impact of foreign currency translation.

•	UOP sales increased 2% (increased 3% organic) in the quarter driven primarily by increases in engineering revenues, partially offset by decreases in licensing. UOP sales increased 5% (increased 3% organic) in the nine months driven primarily by increased catalyst volumes and increases in engineering revenues, partially offset by lower gas processing equipment revenues.

•	Process Solutions sales increased 2% (increased 4% organic) in the quarter driven primarily by increases in maintenance and migration services, partially offset by decreased revenues in smart energy. Process Solutions sales increased 6% (increased 4% organic) in the nine months driven primarily by increases in maintenance and migration services and increased revenues in projects.

•	Advanced Materials sales increased 5% (increased 6% organic) in the quarter and increased 4% (increased 2% organic) in the nine months driven primarily by increases in fluorine products revenues.

Performance Materials and Technologies segment profit was flat in the quarter due to an increase in operational segment profit offset by the unfavorable impact of foreign currency translation. Segment profit increased in the nine months due to an increase in operational segment profit and the favorable impact of foreign currency translation. The increase in operational segment profit for the quarter is primarily due to higher pricing and organic sales volume, partially offset by inflation and higher sales of lower margin products. The increase in operational segment profit for the nine months is primarily due to productivity, higher organic sales volume, and pricing, partially offset by higher sales of lower margin products, inflation, and continued investments for growth. Cost of products and services sold increased in the quarter primarily due to higher organic sales volumes and inflation, partially offset by foreign currency translation and productivity. Cost of products and services sold increased in the nine months primarily due to higher organic sales volumes and foreign currency translation, partially offset by productivity, net of inflation.

Safety and Productivity Solutions

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Net sales	$1,575	$1,414	11%	$4,640	$4,167	11%
Cost of products and services sold	1,045	933		3,068	2,739
Selling, general and administrative and other expenses	268	268		812	807
Segment profit	$262	$213	23%	$760	$621	22%

			2018 vs. 2017
			Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change			Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit			12%	24%	10%	20%
Foreign currency translation			(1)%	(1)%	1%	2%
Total % change			11%	23%	11%	22%

Safety and Productivity Solutions sales increased in the quarter and the nine months ended September 30, 2018 due to organic sales growth.

•	Sales in Safety increased 5% (increased 6% organic) in the quarter and increased 6% (increased 4% organic) in the nine months due to increased sales volume in Industrial Safety and Retail.

•	Sales in Productivity Solutions increased 15% (increased 16% organic) in the quarter and increased 15% (increased 13% organic) in the nine months primarily due to increased organic sales volume in Intelligrated, Sensing and IoT, and Productivity Products.

Safety and Productivity Solutions segment profit increased in the quarter and the nine months primarily due to an increase from operational segment profit. The increase in operational segment profit for the quarter is primarily driven by higher sales volume and pricing, partially offset by inflation. The increase in operational segment profit for the nine months was driven by higher sales volume, pricing, and productivity, net of inflation. Cost of products and services sold increased primarily due to higher organic sales and inflation.

Repositioning and Other Charges

Cash spending related to our repositioning actions was $234 million in the nine months ended September 30, 2018 and was funded through operating cash flows. We expect cash spending for repositioning actions to be approximately $300 million in 2018 and to be funded through operating cash flows.

B.	Liquidity and Capital Resources

Cash Flow Summary

	Nine Months Ended September 30,
	2018	2017
Cash provided by (used for):
Operating activities	$4,875	$3,794
Investing activities	1,433	(2,191)
Financing activities	(3,402)	(2,387)
Effect of exchange rate changes on cash	(162)	330
Net increase (decrease) in cash and cash equivalents	$2,744	$(454)

Cash provided by operating activities increased by $1,081 million primarily due to a $542 million favorable impact from working capital (favorable accounts receivable and accounts payable, partially offset by inventory) and decreased cash tax payments of $325 million.

Cash provided by investing activities increased by $3,624 million primarily due to a net $3,108 million decrease in investments, primarily short term marketable securities, and an increase of $446 million in settlement receipts of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities.

Cash used for financing activities increased by $1,015 million primarily due to an increase in net debt payments of $1,299 million, an increase in repurchases of common stock of $973 million, a decrease in proceeds from the issuance of common stock of $221 million, and an increase in cash dividends paid of $115 million, partially offset by Garrett pre-separation funding of $1,604 million.

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

In the nine months ended September 30, 2018, the Company repurchased $2,308 million of outstanding shares. Under the Company’s previously approved $8 billion share repurchase program, $5.4 billion remained available as of September 30, 2018 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact over the long-term of employee stock-based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we will seek to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

The Company increased the quarterly dividend rate by 10% to $.82 per share of common stock effective with the fourth quarter 2018 dividend.

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

Asbestos Related Contingencies and Insurance Recoveries—Honeywell’s involvement in asbestos related personal injury actions relates to two predecessor companies. Regarding North American Refractories Company (“NARCO”) asbestos related claims, we accrued for pending claims based on terms and conditions in agreements with NARCO, its former parent company, and certain asbestos claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. We also accrued for the estimated value of future NARCO asbestos related claims expected to be asserted against the NARCO Trust. The estimate of future NARCO claims was prepared in 2002, in the same year NARCO filed for bankruptcy protection, using NARCO tort system litigation experience based on a commonly accepted methodology used by numerous bankruptcy courts addressing 524(g) trusts. Accordingly, the estimated value of future NARCO asbestos claims was prepared before there was data on claims filings and payment rates in the NARCO Trust under the Trust Distribution Procedures and prepared when the stay of all NARCO asbestos claims was in effect (which remained in effect until NARCO emerged from Bankruptcy protection). Some critical assumptions underlying this commonly accepted methodology included claims filing rates, disease criteria and payment values contained in the Trust Distribution Procedures, estimated approval rates of claims submitted to the NARCO Trust and epidemiological studies estimating disease instances. This estimate resulted in a range of estimated liability of $743 million to $961 million. We believe that no amount within this range is a better estimate than any other amount and accordingly, we have recorded the minimum amount in the range. Given the Trust’s lack of sufficiently reliable claims data since NARCO emerged from bankruptcy protection, it is not yet possible to update our estimated future claim costs based on actual Trust experience. Regarding Bendix Friction Materials (“Bendix”) asbestos related claims, we accrued for the estimated value of pending claims using average resolution values for the previous five years. We also accrued for the estimated value of future anticipated claims related to Bendix over the full term of epidemiological projections through 2059 based on historic claims filing experience and dismissal rates, disease classifications, and average resolution values in the tort system for the previous five years.

In connection with the recognition of liabilities for asbestos related matters, we record asbestos related insurance recoveries that are deemed probable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding insurers. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. Projecting future events is subject to various uncertainties that could cause the insurance recovery on asbestos related liabilities to be higher or lower than that projected and recorded. Given the inherent uncertainty in making future projections, we reevaluate our projections concerning our probable insurance recoveries considering any changes to the projected liability, our recovery experience or other relevant factors that may impact future insurance recoveries.

See Note 15 Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of management’s judgments applied in the recognition and measurement of our asbestos-related liabilities and related insurance recoveries.

The financial information as of September 30, 2018 should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017 contained in our 2017 Annual Report on Form 10-K.

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

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our 2017 Annual Report on Form 10-K. As of September 30, 2018, there has been no material change in this information.

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

Honeywell purchased 3,971,124 shares of its common stock, par value $1 per share, in the quarter ended September 30, 2018. Under the Company’s previously approved $8 billion share repurchase program, $5.4 billion remained available as of September 30, 2018 for additional share repurchases. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended September 30, 2018:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
July 2018	2,606,336	$146.14	2,606,336	$5,652
August 2018	-	-	-	$5,652
September 2018	1,364,788	$163.68	1,364,788	$5,429

Item 5.	Other Information

Iran Threat Reduction and Syrian Human Rights Act of 2012

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, Honeywell is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders. All of our activities in Iran during the three months ended September 30, 2018, including the activities disclosed below, were conducted by our non-U.S. subsidiaries (i) under General License H, (ii) under General License I, or (iii) under a specific license issued by U.S. Treasury’s Office of Foreign Assets Control (OFAC), and otherwise in compliance with all applicable laws, including sanctions regulations administered by OFAC.

In the three months ended September 30, 2018, the non-U.S. subsidiaries of our UOP business, part of Performance Materials and Technologies, engaged in the following activities related to Iran’s oil, gas and/or petrochemical sectors:

•	Delivered services to Iranian counterparties pursuant to existing contracts, which resulted in revenue of approximately $17.2 million.
44

•	Sold non-U.S. origin products to non-U.S. third-parties for end-use in Iran pursuant to existing contracts, which resulted in revenue of approximately $0.3 million.

Following the wind-down activities authorized by OFAC after the United States’ withdrawal from the Joint Comprehensive Plan of Action, we will cease doing business in Iran. Such wind-down activities may require additional disclosure pursuant to Section 13(r) of the Act.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1	Indemnification and Reimbursement Agreement, dated September 12, 2018, by and among Honeywell ASASCO Inc., Honeywell ASASCO 2 Inc., and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to Honeywell’s Form 8-K filed September 14, 2018).

10.2	Indemnification and Reimbursement Agreement, dated October 14, 2018, by and between New HAPI Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to Honeywell’s Form 8-K filed October 15, 2018).

11	Computation of Per Share Earnings(1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

(1)	Data required is provided in Note 6 Earnings Per Share of Notes to Consolidated Financial Statements.
46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: October 19, 2018	By:	/s/ John J. Tus
John J. Tus Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)
47