Form 10-K
period 2018-12-31
HONEYWELL INTERNATIONAL INC
filed 2019-02-08
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $107.6 billion at June 30, 2018.

There were 729,085,890 shares of Common Stock outstanding at January 25, 2019.

Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Shareowners to be held April 29, 2019.

PART I.

Item 1. Business

Honeywell International Inc. (“Honeywell” or “the Company”) invents and commercializes technologies that address some of the world’s most critical challenges around energy, safety, security, productivity and global urbanization. As a diversified technology and manufacturing company, we are uniquely positioned to blend physical products with software to serve customers worldwide with aerospace products and services, energy efficient products and solutions for businesses, specialty chemicals, electronic and advanced materials, process technology for refining and petrochemicals, and productivity, sensing, safety and security technologies for buildings and industries. Our products and solutions enable a safer, more comfortable and more productive world, enhancing the quality of life of people around the globe. Honeywell was incorporated in Delaware in 1985.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our website (www.honeywell.com) under the heading Investor Relations (see SEC Filings and Reports) immediately after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, in this Annual Report on Form 10-K, the Company incorporates by reference certain information from parts of its Proxy Statement for the 2019 Annual Meeting of Stockholders, which we expect to file with the SEC on or about March 14, 2019, and which will also be available free of charge on our website.

Major Businesses

On October 1, 2018, the Company completed the spin-off of its Transportation Systems business, formerly part of Aerospace, and on October 29, 2018, the Company completed the spin-off of its Homes and Global Distribution business, formerly part of Home and Building Technologies. Therefore, as of the end of 2018, those businesses were no longer part of the Company. Following the spin-off of the Homes and Global Distribution business, the Home and Building Technologies segment was renamed Honeywell Building Technologies. The major products/services, customers/uses and key competitors of each of our segments are:

Aerospace

Aerospace is a leading global supplier of products, software and services for aircrafts that it sells to original equipment manufacturers (OEM) and other customers in a variety of end markets including: air transport, regional, business and general aviation aircraft, airlines, aircraft operators and defense and space contractors. Aerospace products and services include auxiliary power units, propulsion engines, environmental control systems, integrated avionics, wireless connectivity services, electric power systems, engine controls, flight safety, communications, navigation hardware, data and software applications, radar and surveillance systems, aircraft lighting, management and technical services, advanced systems and instruments, satellite and space components, aircraft wheels and brakes, repair and overhaul services and thermal systems. Aerospace also provides spare parts, repair, overhaul and maintenance services (principally to aircraft operators) and connected solutions and data services for the aftermarket.

Honeywell Building Technologies

Honeywell Building Technologies is a leading global provider of products, software, solutions and technologies that enable commercial building owners and occupants to ensure their facilities are safe, energy efficient, sustainable and productive. Honeywell Building Technologies products and services include advanced software applications for building control and optimization; sensors, switches, control systems and instruments for energy management; access control; video surveillance; fire products; remote patient monitoring systems; and installation, maintenance and upgrades of systems that keep buildings safe, comfortable and productive.

Performance Materials and Technologies

Performance Materials and Technologies is a global leader in developing and manufacturing high-quality performance chemicals and materials, process technologies and automation solutions. UOP provides process technology, products, including catalysts and adsorbents, equipment and consulting services that enable customers to efficiently produce gasoline, diesel, jet fuel, petrochemicals and renewable fuels for the petroleum refining, gas processing, petrochemical, and other industries. Process Solutions is a pioneer in automation control, instrumentation, advanced software and related services for the oil and gas, refining, pulp and paper, industrial power generation, chemicals and petrochemicals, biofuels, life sciences, and metals, minerals and mining industries. Through its smart energy business, Process Solutions also enables utilities and distribution companies to deploy advanced capabilities that transform operations, improve reliability and environmental sustainability, and better serve customers. Advanced Materials manufactures a wide variety of high-performance products, including fluorocarbons, hydrofluoroolefins, specialty films, waxes, additives, advanced fibers, customized research chemicals and intermediates, and electronic materials and chemicals.

Safety and Productivity Solutions

Safety and Productivity Solutions is a leading global provider of products, software and connected solutions to customers around the globe that improve productivity, workplace safety and asset performance. Safety products include personal protection equipment, apparel, gear, and footwear designed for work, play and outdoor activities; gas detection technology; and cloud-based notification and emergency messaging. Productivity Solutions products and services include mobile devices and software for computing, data collection and thermal printing; supply chain and warehouse automation equipment, software and solutions; custom-engineered sensors, switches and controls for sensing and productivity solutions; and software-based data and asset management productivity solutions.

Competition

We are subject to competition in substantially all product and service areas. Some of our key competitors are:

•	Aerospace: Garmin, Thales, Safran and United Technologies

•	Honeywell Building Technologies: Emerson Electric, Itron, Johnson Controls, Schneider Electric and Siemens

•	Performance Materials and Technologies: Albemarle, BASF, DowDupont, Emerson Electric and Sinopec

•	Safety and Productivity Solutions: 3M, Mine Safety Appliances (MSA), Kion Group, TE Connectivity and Zebra Technologies

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

Aerospace Sales

Our Aerospace segment sales were 37%, 36% and 38% of our total sales in 2018, 2017 and 2016. Our sales to commercial aerospace OEMs were 7%, 6% and 6% of our total sales in 2018, 2017 and 2016. In addition, our sales to commercial aftermarket customers of aerospace products and services were 13%, 13% and 12% of our total sales in 2018, 2017 and 2016.

U.S. Government Sales

Sales to the U.S. Government (principally by Aerospace), acting through its various departments and agencies and through prime contractors, amounted to $3,403 million, $3,203 million and $3,330 million in 2018, 2017 and 2016, which included sales to the U.S. Department of Defense, as a prime contractor and subcontractor, of $2,832 million, $2,546 million and $2,647 million in 2018, 2017 and 2016. We do not expect our overall operating results to be significantly affected by any proposed changes in 2019 federal defense spending due principally to the varied mix of the government programs which impact us (OEMs’ production, engineering development programs, aftermarket spares and repairs and overhaul programs), as well as our diversified commercial businesses.

Backlog

Our backlog represents the estimated remaining value of work to be performed under firm contracts. Starting in 2018 following the adoption of the new revenue recognition standard, backlog is equal to our remaining performance obligations under the contracts that meet the new guidance on revenue from contracts with customers as discussed in Note 7 to the Consolidated Financial Statements. Backlog was $24,850 million and $17,690 million at December 31, 2018 and 2017. We expect to recognize approximately 56% of our remaining performance obligations as revenue in 2019, and the remaining balance thereafter.

International Operations

We are engaged in manufacturing, sales, service and research and development (R&D) globally. U.S. exports and non-U.S. manufactured products are significant to our operations. U.S. exports comprised 13% of our total sales in 2018, 12% in 2017 and 13% in 2016. Non-U.S. manufactured products and services, mainly in Europe and Asia, were 43% of our total sales in 2018, 44% in 2017 and 43% in 2016.

Manufactured Products and Systems and Performance of Services	Year Ended December 31, 2018
	Aerospace	Honeywell Building Technologies	Performance Materials and Technologies	Safety and Productivity Solutions
	(% of Segment Sales)
U.S. Exports	21%	1%	16%	3%
Non-U.S.	31%	52%	55%	40%

Information related to risks attendant to our foreign operations is included in Item 1A. Risk Factors under the caption “Macroeconomic and Industry Risks.”

Raw Materials

The principal raw materials used in our operations are generally readily available. Although we occasionally experience disruption in raw materials supply, we experienced no significant problems in the purchase of key raw materials or commodities in 2018. We are not dependent on any one supplier for a material amount of our raw materials.

The costs of certain key raw materials, including R240, copper, fluorspar, tungsten salts, ethylene, and perchloroethylene in Performance Materials and Technologies and nickel, steel, titanium and other metals in Aerospace, are expected to continue to fluctuate. We will continue to attempt to offset raw material cost increases with formula or long-term supply agreements, price increases and hedging activities where feasible. We do not presently anticipate that a shortage of raw materials will cause any material adverse impacts during 2019.

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

Employees

We have approximately 114,000 employees at December 31, 2018, of whom approximately 44,000 are located in the United States.

Executive Officers of the Registrant

The executive officers of Honeywell, listed as follows, are elected annually by the Board of Directors. There are no family relationships among them.

Name, Age, Date First Elected an Executive Officer	Business Experience
Darius Adamczyk, 53 2017(a)

Chairman of the Board and Chief Executive Officer since April 2018. President and Chief Executive Officer from April 2017 to April 2018. Chief Operating Officer from April 2016 to March 2017. President and Chief Executive Officer Performance Materials and Technologies from April 2014 to April 2016. President of Honeywell Process Solutions from April 2012 to April 2014.

Que Thanh Dallara, 45 2018	President and Chief Executive Officer Connected Enterprise since October 2018. Vice President and Chief Commercial Officer from January 2017 to October 2018.
Rajeev Gautam, 66 2016	President and Chief Executive Officer Performance Materials and Technologies since April 2016. President of Honeywell UOP from January 2009 to April 2016.
Mark R. James, 57 2007	Senior Vice President Human Resources, Security and Communications since November 2007.
Vimal Kapur, 53 2018	President and Chief Executive Officer Honeywell Building Technologies since May 2018. President of Honeywell Process Solutions from 2014 to May 2018.
Gregory P. Lewis, 51 2018

Senior Vice President and Chief Financial Officer since August 2018. Vice President of Enterprise Information Management from October 2016 to April 2018, prior to being named Vice President, Corporate Finance in May 2018. Chief Financial Officer of Automation and Control Solutions from April 2013 to September 2016.

Anne T. Madden, 54 2017

Senior Vice President and General Counsel since October 2017. Also Corporate Secretary since February 2018. Vice President of Corporate Development and Global Head of M&A from January 2002 to October 2017.

Timothy O. Mahoney, 62 2009	President and Chief Executive Officer Aerospace since September 2009.
Krishna Mikkilineni, 59 2010(b)	Senior Vice President Engineering and Information Technology since April 2013.
John F. Waldron, 43 2016

President and Chief Executive Officer, Safety and Productivity Solutions since July 2016. President of Sensing and Productivity Solutions from July 2015 to July 2016. President of Scanning and Mobility from April 2012 to July 2015.

(a)	Also a Director.
(b)	Mr. Mikkilineni will retire from the Company effective April 30, 2019.

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

•

Aerospace—Operating results of Aerospace are directly tied to cyclical industry and economic conditions, as well as changes in customer buying patterns of aftermarket parts, supplier stability, factory transitions and global supply chain capacity constraints that may lead to shortages of crucial components. The operating results of our Commercial Aviation business unit may be adversely affected by downturns in the global demand for air travel which impacts new aircraft production or the delay or cancellation of new aircraft orders, delays in launch schedules for new aircraft, the retirement of aircraft and global flying hours, which impact air transport, regional, business and general aviation aircraft utilization rates. Operating results could also be impacted by changes in overall trends related to end market demand for the product portfolio, as well as, new entrants and non-traditional players entering the market. Operating results in our Defense and Space business unit may be affected by the mix of U.S. and foreign government appropriations for defense and space programs and by compliance risks. Results may also be impacted by the potential introduction of counterfeit parts into our global supply chain.

•

Honeywell Building Technologies—Operating results may be adversely impacted by downturns in the level of global commercial construction activity (including retrofits and upgrades), lower capital spending and operating expenditures on building projects, less industrial plant expansion, changes in the competitive landscape including new market entrants and new technologies, and fluctuations in inventory levels in distribution channels.

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

Our international operations, including U.S. exports, represent more than half of the Company’s sales. Risks related to international operations include exchange control regulations, wage and price controls, antitrust regulations, employment regulations, foreign investment laws, import, export and other trade restrictions (such as sanctions and embargoes), violations by our employees of anti-corruption laws (despite our efforts to mitigate these risks), changes in regulations regarding transactions with state-owned enterprises, nationalization of private enterprises, acts of terrorism, and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. Instability and uncertainties arising from the global geopolitical environment, and the evolving international and domestic political, regulatory and economic landscape, the potential for changes in global trade policies including sanctions and trade barriers, trends such as populism, economic nationalism and negative sentiment toward multinational companies, and the cost of compliance with increasingly complex and often conflicting regulations worldwide can impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

While it is currently not known what the final outcome and full terms of the United Kingdom’s future relationship with the European Union will be, it is possible that there will be greater restrictions on imports and exports between the United Kingdom and other countries, including the United States, increased tariffs on U.K. imports and exports, and increased regulatory complexities.

Existing free trade laws and regulations, such as the North American Free Trade Agreement, or any successor agreement, provide certain beneficial duties and tariffs for qualifying imports and exports. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products or from where we import products or raw materials, either directly or through our suppliers, could have an impact on our competitive position and financial results.

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

The cost of raw materials is a key element in the cost of our products, particularly in Performance Materials and Technologies (R240, copper, fluorspar, tungsten salts, ethylene, and perchloroethylene) and in Aerospace (nickel, steel, titanium and other metals). Our inability to offset material price inflation through increased prices to customers, formula or long-term fixed price contracts with suppliers, productivity actions or through commodity hedges could adversely affect our results of operations.

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

We regularly review our portfolio of businesses and pursue growth through acquisitions and seek to divest non-core businesses. We may not be able to complete transactions on favorable terms, on a timely basis, or at all, and during integration we may discover cybersecurity and compliance issues. In addition, our results of operations and cash flows may be adversely impacted by (i) the failure of acquired businesses to meet or exceed expected returns, including risk of impairment; (ii) the failure to integrate multiple acquired businesses into Honeywell simultaneously and on schedule and/or to achieve expected synergies; (iii) the inability to dispose of non-core assets and businesses on satisfactory terms and conditions; (iv) the discovery of unanticipated liabilities, labor relations difficulties or other problems in acquired businesses for which we lack contractual protections, insurance or indemnities, or with regard to divested businesses, claims by purchasers to whom we have provided contractual indemnification and (v) the inability to collect on the indemnification and reimbursement agreements entered into with our spin-offs, Garrett Motion Inc. and Resideo Technologies, Inc.

Our future growth is largely dependent upon our ability to develop new technologies and introduce new products that achieve market acceptance in increasingly competitive markets with acceptable margins.

Our future growth rate depends upon a number of factors, including our ability to (i) identify and evolve with emerging technological and broader industry trends in our target end-markets, (ii) develop and maintain competitive products, (iii) defend our market share against an ever-expanding number of competitors including many new and non-traditional competitors, (iv) enhance our products by adding innovative features that differentiate our products from those of our competitors and prevent commoditization of our products, (v) develop, manufacture and bring compelling new products to market quickly and cost-effectively, (vi) monitor disruptive technologies and business models, (vii) achieve sufficient return on investment for new products introduced based on capital expenditures and research and development spending, (viii) respond to changes in overall trends related to end market demand, and (x) attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products. Competitors may also develop after-market services and parts for our products which attract customers and adversely affect our return on investment for new products.

The failure of our technologies or products to gain market acceptance due to more attractive offerings by our competitors or the failure to address any of the above factors could significantly reduce our revenues and adversely affect our competitive standing and prospects.

Failure to increase productivity through sustainable operational improvements, as well as an inability to successfully execute repositioning projects or to effectively manage our workforce, may reduce our profitability or adversely impact our businesses.

Our profitability and margin growth are dependent upon our ability to drive sustainable improvements. In addition, we seek productivity and cost savings benefits through repositioning actions and projects, such as consolidation of manufacturing facilities, transitions to cost-competitive regions and product line rationalizations. Risks associated with these actions include delays in execution of the planned initiatives, additional unexpected costs, realization of fewer than estimated productivity improvements and adverse effects on employee morale. We may not realize the full operational or financial benefits we expect, the recognition of these benefits may be delayed and these actions may potentially disrupt our operations. In addition, organizational changes, increased attrition, failure to create and implement a succession plan for key Company positions, not retaining key talent, inability to attract new employees with unique skills, labor relations difficulties, or workforce stoppage could have a material adverse effect on our business, reputation, financial position and results of operations.

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

Mainly because of past operations and operations of predecessor companies, we are subject to potentially material liabilities related to the remediation of environmental hazards and to claims of personal injuries or property damages that may be caused by hazardous substance releases and exposures. We continue to incur remedial response and voluntary clean-up costs for site contamination and are a party to lawsuits and claims associated with environmental and safety matters, including past production of products containing hazardous substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future. Various federal, state, local and foreign governments regulate the discharge of materials into the environment, or the use of or communications respecting certain materials in our products, and can impose substantial fines and criminal sanctions for violations, and require injunctive relief measures, including installation of costly equipment or operational changes to limit emissions and/or decrease the likelihood of accidental hazardous substance releases, or limiting access of our products to markets, among others. In addition, changes in laws, regulations and enforcement of policies, the discovery of previously unknown contamination or new technology or information related to individual sites, the establishment of stricter toxicity standards with respect to certain contaminants, or the imposition of new clean-up requirements or remedial techniques could require us to incur additional costs in the future that would have a negative effect on our financial condition or results of operations.

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

We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts to protect such data, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, or employee errors that could potentially lead to the compromising of such data, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, we operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S. states and foreign jurisdictions in which we operate and we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secure. For example, the State of California recently passed legislation granting residents certain new data privacy rights and regulating the security of Internet of Things devices, which will go into effect in January 2020; European laws require us to have an approved legal mechanism to transfer personal data out of Europe; the European Union General Data Protection Regulation, which took effect in May 2018, superseded prior European Union data protection legislation and imposes more stringent requirements in how we collect and process personal data and provides for significantly greater penalties for noncompliance; and several other countries have passed laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.

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

Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, regulations and judicial rulings (or changes in the interpretation thereof), potential expansion of taxation on digital services, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures and various other governmental enforcement initiatives. Our tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of future earnings of the Company which could impact the valuation of our deferred tax assets. Changes in tax laws or regulations, including further regulatory developments arising from U.S. tax reform legislation as well as multi-jurisdictional changes enacted in response to the action items provided by the Organization for Economic Co-operation and Development (OECD), will increase tax uncertainty and impact our provision for income taxes.

Changes in legislation or government regulations or policies can have a significant impact on our results of operations.

The sales and margins of each of our segments are directly impacted by government regulations including safety, performance and product certification regulations. Within Aerospace, the operating results of Commercial Original Equipment and Commercial Aftermarket may be impacted by, among other things, mandates of the Federal Aviation Administration and other similar international regulatory bodies requiring the installation of equipment on aircraft. Our Defense and Space business unit may be affected by changes in government procurement regulations. Within Honeywell Building Technologies, the demand for and cost of providing products, services and solutions can be impacted by fire, security, safety, health care, environmental and energy efficiency standards and regulations. Performance Materials and Technologies’ results of operations can be impacted by environmental standards, regulations, and judicial determinations. Growth in all our businesses within emerging markets may be adversely impacted by the inability to acquire and retain qualified employees where local employment law mandates may be restrictive. Noncompliance with legislation and regulations can result in fines and penalties.

Increased public awareness and concern regarding global climate change may result in more international, regional and/or federal requirements to reduce or mitigate global warming and these regulations could mandate even more restrictive standards, such as stricter limits on greenhouse gas emissions, than the voluntary commitments that the Company has made or require such changes on a more accelerated time frame. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. If environmental laws or regulations are either changed or adopted and impose significant operational restrictions and compliance requirements upon the Company or its products, they could negatively impact the Company’s business, capital expenditures, results of operations, financial condition and competitive position.

We cannot predict with certainty the outcome of litigation matters, government proceedings and other contingencies and uncertainties.

We are subject to a number of lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability (including asbestos), prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, antitrust, accounting, import and export, and environmental, health and safety matters. Our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements, and we may become subject to or be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, cash flows and financial condition. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. The incurrence of significant liabilities for which there is no or insufficient insurance coverage could adversely affect our results of operations, cash flows, liquidity and financial condition.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We have approximately 991 locations, of which 252 are manufacturing sites. Our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Item 3. Legal Proceedings

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Honeywell’s common stock is listed on the New York Stock Exchange under the ticker symbol “HON”. Dividend information for Honeywell’s common stock is included in Note 25 Unaudited Quarterly Financial Information of Notes to Consolidated Financial Statements.

The number of record holders of our common stock at December 31, 2018 was 45,606.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under the caption “Equity Compensation Plans.”

Honeywell purchased 11,181,042 shares of its common stock, par value $1 per share, in the quarter ending December 31, 2018. In December 2017, the Board of Directors authorized the repurchase of up to a total of $8 billion of Honeywell common stock, which included amounts remaining under and replaced the previously approved share repurchase program. $3.7 billion remained available as of as of December 31, 2018 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to generally offset the dilutive impact of employee stock based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we seek to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and the level of our operating, financing and other investing activities.

The following table summarizes Honeywell’s purchase of its common stock for the three months ended December 31, 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
October 2018	5,360,640	$156.75	5,360,640	$4,589
November 2018	4,810,000	$146.77	4,810,000	$3,883
December 2018	1,010,402	$143.62	1,010,402	$3,737

Performance Graph

The following graph compares the five-year cumulative total return on our common stock to the total returns on the Standard & Poor’s (S&P) 500 Stock Index and a composite of S&P’s Industrial Conglomerates and Aerospace and Defense indices, on a 65%/35% weighted basis (the Composite Index). The weighting of the components of the Composite Index are based on our segments’ relative contribution to total segment profit. The selection of the Industrial Conglomerates component of the Composite Index reflects the diverse and distinct range of non-aerospace businesses conducted by Honeywell. The annual changes for the five-year period shown in the graph are based on the assumption that $100 had been invested in Honeywell stock and each index on December 31, 2013 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

HONEYWELL INTERNATIONAL INC.

This selected financial data should be read in conjunction with Honeywell’s Consolidated Financial Statements and related Notes included elsewhere in this Annual Report as well as the section of this Annual Report titled Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data

	Years Ended December 31,
	2018(1)	2017(1)	2016	2015	2014
	(Dollars in millions, except per share amounts)
Results of Operations(2)
Net sales	$41,802	$40,534	$39,302	$38,581	$40,306
Net income attributable to Honeywell	6,765	1,545	4,812	4,771	4,262
Earnings Per Common Share(2)
Earnings from continuing operations:
Basic	9.10	2.03	6.30	6.12	5.43
Assuming dilution	8.98	2.00	6.21	6.04	5.36
Dividends per share	3.06	2.74	2.45	2.15	1.87
Financial Position at Year-End(2)
Property, plant and equipment-net	5,296	5,926	5,793	5,789	5,383
Total assets	57,773	59,470	54,566	49,711	45,969
Short-term debt	6,458	5,309	3,593	6,514	2,637
Long-term debt	9,756	12,573	12,182	5,554	6,046
Total debt	16,214	17,882	15,775	12,068	8,683
Redeemable noncontrolling interest	7	5	3	290	219
Shareowners’ equity	18,358	16,665	18,883	17,751	17,113

(1)

2018 and 2017 Net Income attributable to Honeywell and Earnings Per Common Share were impacted by U.S. Tax Reform; see Note 5 Income Taxes of Notes to Consolidated Financial Statements for further details.

(2)

Results of Operations, Earnings per Common Share and Financial Position at Year-End were revised in years prior to 2018 in connection with our change in accounting for Bendix asbestos-related liabilities for unasserted claims. See Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements for further details.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or “the Company”) for the three years ended December 31, 2018. All references to Notes relate to Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

On October 29, 2018, the Company completed the tax-free spin-off to Honeywell shareowners of its Homes and Global Distribution business, part of Home and Building Technologies (renamed Honeywell Building Technologies following the spin-off), into a standalone publicly-traded company, Resideo Technologies, Inc. (“Resideo”). The assets and liabilities associated with Resideo have been removed from the Company’s Consolidated Balance Sheet as of the effective date of the spin-off. The results of operations for Resideo are included in the Consolidated Statement of Operations through the effective date of the spin-off.

On October 1, 2018, the Company completed the tax-free spin-off to Honeywell shareowners of its Transportation Systems business, part of Aerospace, into a standalone publicly-traded company, Garrett Motion Inc. (“Garrett”). The assets and liabilities associated with Garrett have been removed from the Company’s Consolidated Balance Sheet as of the effective date of the spin-off. The results of operations for Garrett are included in the Consolidated Statement of Operations through the effective date of the spin-off.

On October 1, 2016, the Company completed the tax-free spin-off to Honeywell shareowners of its Resins and Chemicals business, part of Performance Materials and Technologies, into a standalone, publicly-traded company (named AdvanSix Inc. (“AdvanSix”)). The assets and liabilities associated with AdvanSix have been removed from the Company’s Consolidated Balance Sheet as of the effective date of the spin-off. The results of operations for AdvanSix are included in the Consolidated Statement of Operations through the effective date of the spin-off.

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

EXECUTIVE SUMMARY

During 2018, Honeywell continued to deliver on our financial commitments and to create long-term shareowner value. We grew net sales 3% to $41,802 million and grew income before taxes 8% to $7,487 million. The improvement in year over year income before taxes was attributable to both sales growth as well as operational improvements that increased operating margins. We believe our ability to consistently grow earnings derives from the consistent, rigorous deployment of the Honeywell Operating System as well as a long history of identifying and investing in productivity initiatives. We have continued our focus on commercial excellence processes, such as Velocity Product Development (“VPD”), to drive higher sales at better margins.

We are careful not to allow the attainment of short-term financial results to imperil the creation of long-term, sustainable shareowner value. Hence, as part of the announcement in October 2017 of the results of our portfolio review, we affirmed our commitment to a strategy and investments that are intended to enable us to become one of the world’s leading software industrial companies. Our refocused strategy and investments are intended to take better advantage of our core technological and software strengths in high growth businesses that participate in six attractive industrial end markets. Each of these end markets is characterized by favorable global mega-trends including energy efficiency, infrastructure investment, urbanization and safety.

In 2018 we deployed capital of $7.6 billion, including the following:

•	Capital Investment—we invested over $0.8 billion in capital expenditures focused on high return projects.

•

Dividends—In 2018, we paid cash dividends of $2.3 billion and increased our annual dividend rate by 10%, as we seek to continue to grow the dividend in line with earnings. The dividend increase in September 2018 marked the ninth consecutive double-digit increase since 2010.

•

Share Repurchases—we continue to repurchase our shares with the goal of keeping share count flat and by offsetting the dilutive impact of employee stock based compensation and savings plans. Additionally, we seek to reduce share count via share repurchases as and when attractive opportunities arise. In 2018, we repurchased 26.5 million shares for $4.0 billion.

•	Mergers and Acquisitions—we deployed approximately $0.5 billion during 2018 on acquisitions.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

	2018	2017	2016
Net sales	$41,802	$40,534	$39,302
% change compared with prior period	3%	3%

The change in net sales is attributable to the following:

	2018 Versus 2017	2017 Versus 2016
Volume	4%	3%
Price	2%	1%
Acquisitions/Divestitures	(4)%	(1)%
Foreign Currency Translation	1%	0%

	3%	3%

A discussion of net sales by segment can be found in the Review of Business Segments section of this Management’s Discussion and Analysis.

The foreign currency translation impact in 2018 compared with 2017 was principally driven by the strengthening on average year over year of the Euro against the U.S. Dollar.

The foreign currency translation impact in 2017 compared with 2016 was flat. The strengthening of the Euro was offset by the weakening of the British Pound against the U.S. Dollar.

Cost of Products and Services Sold

	2018	2017	2016
Cost of products and services sold	$29,046	$28,144	$27,677
% change compared with prior period	3%	2%

Gross Margin percentage	30.5%	30.6%	29.6%

Cost of products and services sold increased in 2018 compared with 2017 principally due to increased direct material costs of approximately $790 million (driven by higher sales volume and inflation partially offset by divestitures and productivity) and higher repositioning and other charges of approximately $70 million.

Gross margin percentage decreased in 2018 compared with 2017 principally due to higher repositioning and other charges (approximately 0.2 percentage point impact) partially offset by higher gross margin in the segments (approximately 0.1 percentage point impact collectively).

Cost of products and services sold increased in 2017 compared with 2016 principally due to increased direct material costs of approximately $290 million (driven by higher sales volume and acquisitions partially offset by divestitures and productivity, net of inflation), higher repositioning and other charges of approximately $220 million and higher depreciation and amortization of approximately $90 million, partially offset by decreased indirect material costs of approximately $70 million and lower labor costs of approximately $60 million.

Gross margin percentage increased in 2017 compared with 2016 principally due to higher gross margin in Aerospace and Performance Materials and Technologies (approximately 1.7 percentage point impact collectively), partially offset by higher repositioning and other charges (approximately 0.5 percentage point impact) and by lower gross margin in Home and Building Solutions and Safety and Productivity Solutions (approximately 0.3 percentage point impact collectively).

Selling, General and Administrative Expenses

	2018	2017	2016
Selling, general and administrative expenses	$6,051	$6,087	$5,574
% of sales	14.5%	15.0%	14.2%

Selling, general and administrative expenses decreased in 2018 compared with 2017 primarily due to productivity and divestiture impacts, partially offset by labor inflation and higher repositioning charges.

Selling, general and administrative expenses increased in 2017 compared with 2016 primarily due to increased labor costs (driven primarily by acquisitions, net of divestitures, investment for growth and merit increases), and higher repositioning charges.

Other (Income) Expense

	2018	2017	2016
Other (income) expense	$(1,149)	$(963)	$(739)

Other (income) expense increased in 2018 compared with 2017 primarily due to an increase in pension ongoing income–non-service, favorable impacts of foreign currency and an increase in interest income, partially offset by separation costs associated with the spin-offs of our Homes and Global Distribution business and Transportation Systems business.

Other (income) expense increased in 2017 compared with 2016 primarily due to due to an increase in pension ongoing income–non-service.

Tax Expense

	2018	2017	2016
Tax expense	$659	$5,362	$1,603
Effective tax rate	8.8%	77.2%	24.8%

The effective tax rate for 2018 was lower than the U.S. federal statutory rate of 21% primarily attributable to internal restructuring initiatives that resulted in a reduction of accrued withholding taxes of approximately $1.1 billion related to unremitted foreign earnings. In addition, we recorded a tax benefit of approximately $440 million as a reduction to our 2017 provisional estimate of impacts from what is commonly referred to as the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”), which was partially offset by $411 million of tax costs associated with the internal restructuring of the Homes and Global Distribution business and the Transportation Systems business in advance of their spin-offs.

The effective tax rate for 2017 was higher than the U.S. federal statutory rate of 35% primarily from the estimated impacts of U.S. Tax Reform of approximately $3.8 billion, partially offset by lower tax rates on non-U.S. earnings.

The effective tax rate for 2016 was lower than the U.S. federal statutory rate of 35% primarily from lower tax rates on non-U.S. earnings.

For further discussion of changes in the effective tax rate, see Note 5 Income Taxes of Notes to Consolidated Financial Statements.

Net Income Attributable to Honeywell

	2018	2017	2016
Net income attributable to Honeywell	$6,765	$1,545	$4,812
Earnings per share of common stock–assuming dilution	$8.98	$2.00	$6.21

Earnings per share of common stock–assuming dilution increased in 2018 compared with 2017 primarily driven by the lower income tax expenses (due to reduction of accrued withholding taxes and the higher comparative income taxes in 2017 from U.S. Tax Reform), higher segment profit, increased pension and other postretirement income, and lower share count, partially offset by separation costs and higher repositioning and other charges.

Earnings per share of common stock–assuming dilution decreased in 2017 compared with 2016 primarily driven by additional income tax expense from U.S. Tax Reform, higher repositioning and other charges, partially offset by higher segment profit across all segments, lower pension mark-to-market expense and increased pension and other postretirement income.

BUSINESS OVERVIEW

Our consolidated results are principally impacted by:

•	Changes in global economic growth rates and industry conditions and demand in our key end markets;

•	The impact of fluctuations in foreign currency exchange rates (in particular the Euro), relative to the U.S. Dollar;

•	The extent to which cost savings from productivity actions are able to offset or exceed the impact of material and non-material inflation;

•	The spin-offs of the Homes and Global Distribution business and the Transportation Systems business into two stand-alone, publicly-traded companies and the associated separation costs;

•	The impact of the pension discount rate and asset returns on pension expense, including mark-to-market adjustments, and funding requirements; and

•	The impact of U.S. Tax Reform.

Our 2019 areas of focus, most of which are applicable to each of our segments include:

•

Driving profitable growth through research and development and technological excellence to deliver innovative products that customers value, and through expansion and localization of our footprint in high growth regions;

•	Executing on our strategy to become a software-industrial company, which for us means products and services that facilitate the connected plane, building and factory;

•	Expanding margins by optimizing the Company’s cost structure through manufacturing and administrative process improvements, repositioning, and other productivity actions;

•	Executing disciplined, rigorous M&A and integration processes to deliver growth through acquisitions;

•	Controlling corporate costs, including costs incurred for asbestos and environmental matters, pension and other post-retirement benefits; and

•

Increasing availability of capital through strong cash flow conversion from effective working capital management and proactively managing debt levels to enable the Company to smartly deploy capital for strategic acquisitions, dividends, share repurchases and capital expenditures.

Review of Business Segments

	Years Ended December 31,			% Change
				2018 Versus 2017	2017 Versus 2016
	2018	2017	2016
Aerospace Sales
Commercial Aviation Original Equipment	$2,833	$2,475	$2,525	14%	(2)%
Commercial Aviation Aftermarket	5,373	5,103	4,796	5%	6%
Defense and Space	4,665	4,053	4,375	15%	(7)%
Transportation Systems	2,622	3,148	3,055	(17)%	3%

Total Aerospace Sales	15,493	14,779	14,751
Honeywell Building Technologies Sales
Homes	3,928	4,482	4,405	(12)%	2%
Buildings	5,370	5,295	5,085	1%	4%

Total Honeywell Building Technologies Sales	9,298	9,777	9,490
Performance Materials and Technologies Sales
UOP	2,845	2,753	2,469	3%	12%
Process Solutions	4,981	4,795	4,640	4%	3%
Advanced Materials	2,848	2,791	3,327	2%	(16)%

Total Performance Materials and Technologies Sales	10,674	10,339	10,436
Safety and Productivity Solutions Sales
Safety	2,278	2,169	2,075	5%	5%
Productivity Solutions	4,059	3,470	2,550	17%	36%

Total Safety and Productivity Solutions Sales	6,337	5,639	4,625

Net Sales	$41,802	$40,534	$39,302

Aerospace

	2018	2017	Change	2016	Change
Net sales	$15,493	$14,779	5%	$14,751	—
Cost of products and services sold	10,837	10,320		10,820
Selling, general and administrative and other expenses	1,153	1,171		940

Segment profit	$3,503	$3,288	7%	$2,991	10%

Factors Contributing to Year-Over-Year Change	2018 vs. 2017		2017 vs. 2016
	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	9%	9%	2%	11%
Foreign currency translation	1%	1%	—	—
Acquisitions, divestitures and other, net	(5)%	(3)%	(2)%	(1)%

Total % Change	5%	7%	—	10%

2018 compared with 2017

Aerospace sales increased due to organic sales growth, due to both volume and price, the favorable impact of foreign currency translation, the impact of the adoption of the new revenue recognition accounting standard (included within Acquisitions, divestitures and other, net in the table above), offset by the spin-off of the Transportation Systems business on October 1, 2018.

•

Commercial Original Equipment sales increased 14% (increased 11% organic) primarily due to increased demand from business aviation, and air transport and regional original equipment manufacturers (OEM), lower OEM incentives and the impact from the classification of nonrecurring engineering and development funding resulting from the adoption of the new revenue recognition accounting standard.

•	Commercial Aftermarket sales increased 5% (increased 5% organic) primarily due to growth in business aviation and air transport and regional.

•	Defense and Space sales increased 15% (increased 15% organic) primarily driven by growth in U.S. and international defense.

•

Transportation Systems sales decreased 17% driven by divestiture impacts following its October 1, 2018 spin-off. For the nine-month period prior to the spin-off, sales increased 7% organic driven by higher volumes in light vehicle gas turbos and commercial vehicles.

Aerospace segment profit increased due to an increase in operational segment profit, the favorable impact of foreign currency translation, and the impact on service programs from the adoption of the new revenue recognition accounting standard, partially offset by the Transportation Systems divestiture. The increase in operational segment profit was driven primarily by higher organic sales volume, price, productivity net of inflation, and lower OEM incentives, partially offset by the spin-off of the Transportation Systems business. Cost of products and services sold increased primarily due to higher organic sales volume, the impact of foreign currency translation and inflation, partially offset by the Transportation Systems divestiture.

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

Honeywell Building Technologies

	2018	2017	Change	2016	Change
Net sales	$9,298	$9,777	(5)%	$9,490	3%
Cost of products and services sold	6,066	6,430		6,152
Selling, general and administrative and other expenses	1,624	1,697		1,717

Segment profit	$1,608	$1,650	(3)%	$1,621	2%

Factors Contributing to Year-Over-Year Change	2018 vs. 2017		2017 vs. 2016
	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	3%	5%	2%	1%
Foreign currency translation	1%	1%	—	1%
Acquisitions and divestitures, net	(9)%	(9)%	1%	—

Total % Change	(5)%	(3)%	3%	2%

2018 compared with 2017

Honeywell Building Technologies sales decreased primarily due to the Homes divestiture partially offset by an increase in organic growth, due to both volume and price, and the favorable impact of foreign currency translation.

•

Sales in Homes decreased 12% driven by divestiture impacts following its October 29, 2018 spin-off. For the period prior to the spin-off, sales increased 6% organic driven by both Products and Distribution (ADI) businesses.

•

Sales in Buildings increased 1% (flat organic) due to the organic growth in Building Solutions and the favorable impact of foreign currency translation, offset by lower sales in Building Management Systems and Building Products.

Honeywell Building Technologies segment profit decreased due to the Homes divestiture, partially offset by an increase in operational segment profit and the favorable impact of foreign currency translation. The increase in operational segment profit was primarily driven by price and productivity, partially offset by inflation and higher sales of lower margin products. Cost of products and services decreased due to the Homes divestiture, partially offset by higher organic sales.

2017 compared with 2016

Honeywell Building Technologies sales increased primarily due to an increase in organic sales, price, and acquisitions.

•	Sales in Homes increased 2% (increased 2% organic) due to an increase in organic sales growth in Distribution, partially offset by lower sales volume in Products.

•	Sales in Buildings increased 4% (increased 3% organic) due to organic sales growth in Building Products, Building Management Systems, Building Solutions, and acquisitions.

Honeywell Building Technologies segment profit increased due to an increase in operational segment profit and the favorable impact of foreign currency translation. The increase in operational segment profit was primarily driven by productivity, net of inflation, and price, partially offset by higher sales of lower margin products. Cost of products and services increased due to higher organic sales and acquisitions.

Performance Materials and Technologies

	2018	2017	Change	2016	Change
Net sales	$10,674	$10,339	3%	$10,436	(1)%
Cost of products and services sold	6,948	6,764		6,978
Selling, general and administrative and other expenses	1,398	1,369		1,346

Segment profit	$2,328	$2,206	6%	$2,112	4%

Factors Contributing to Year-Over-Year Change	2018 vs. 2017		2017 vs. 2016
	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	2%	5%	8%	10%
Foreign currency translation	1%	1%	—	—
Acquisitions and divestitures, net	—	—	(9)%	(6)%

Total % Change	3%	6%	(1)%	4%

2018 compared with 2017

Performance Materials and Technologies sales increased primarily due to organic growth, mainly due to price, and the favorable impact of foreign currency translation.

•	UOP sales increased 3% (increased 3% organic) driven primarily by increases in engineering revenues and increased catalyst volumes, partially offset by lower gas processing equipment revenues.

•	Process Solutions sales increased 4% (increased 3% organic) driven primarily by increases in maintenance and migration services, increased revenues in projects, and higher field products sales.

•	Advanced Materials sales increased 2% (flat organic) driven primarily by increased volumes in fluorine products, partially offset by lower other specialty products sales.

Performance Materials and Technologies segment profit increased primarily due to an increase in operational segment profit and the favorable impact of foreign currency translation. The increase in operational segment profit is primarily due to productivity and price, partially offset by inflation, higher sales of lower margin products, and continued investments for growth. Cost of products and services sold increased primarily due to inflation, higher sales of lower margin products, and foreign currency translation, partially offset by productivity.

2017 compared with 2016

Performance Materials and Technologies sales decreased primarily due to divestitures, partially offset by organic growth.

•

UOP sales increased 12% (increased 12% organic) driven primarily by higher gas processing project revenues, increased catalyst volumes, increased equipment sales, and increased engineering revenues, partially offset by decreased licensing revenues.

•

Process Solutions sales increased 3% (increased 3% organic) driven primarily by higher revenue in smart energy, services, thermal solutions, and software, partially offset by lower field products sales.

•	Advanced Materials sales decreased 16% (increased 11% organic) driven primarily by the spin-off of the former resins and chemicals business, partially offset by increased volumes in fluorine products.

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

Safety and Productivity Solutions

	2018	2017	Change	2016	Change
Net sales	$6,337	$5,639	12%	$4,625	22%
Cost of products and services sold	4,205	3,714		3,001
Selling, general and administrative and other expenses	1,100	1,073		944

Segment profit	$1,032	$852	21%	$680	25%

Factors Contributing to Year-Over-Year Change	2018 vs. 2017		2017 vs. 2016
	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	11%	20%	5%	18%
Foreign currency translation	1%	1%	—	—
Acquisitions and divestitures, net	—	—	17%	7%

Total % Change	12%	21%	22%	25%

2018 compared with 2017

Safety and Productivity Solutions sales increased primarily due to organic sales growth, mainly due to sales volume and a modest impact due to price.

•	Sales in Safety increased 5% (increased 4% organic) due to increased sales volume in both Industrial Safety and Retail.

•	Sales in Productivity Solutions increased 17% (increased 16% organic) primarily due to increased sales volume in Intelligrated, Sensing and IoT, and Productivity Products.

Safety and Productivity Solutions segment profit increased primarily due to an increase in operational segment profit. The increase in operational segment profit was driven by higher sales volume and price. Cost of products and services increased primarily due to higher organic sales.

2017 compared with 2016

Safety and Productivity Solutions sales increased primarily due to acquisitions and organic sales volume.

•

Sales in Safety increased 5% (increased 4% organic) due to increased sales volume in the Industrial Safety business, higher distribution in the Retail business, and the favorable impact of foreign currency translation.

•	Sales in Productivity Solutions increased 36% (increased 6% organic) principally due to growth from acquisitions (Intelligrated was acquired in August 2016).

Safety and Productivity Solutions segment profit increased due to an increase from operational segment profit and acquisitions. The increase in operational segment profit is driven by higher productivity, net of inflation, and sales volume. Cost of products and services increased primarily due to acquisitions and higher sales volume offset by productivity, net of inflation.

Repositioning Charges

See Note 3 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in 2018, 2017 and 2016. Cash spending related to our repositioning actions was $285 million, $177 million and $228 million in 2018, 2017 and 2016, and was funded through operating cash flows. In 2019, we expect cash spending for repositioning actions to be approximately $300 million and to be funded through operating cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to manage its businesses to maximize operating cash flows as the primary source of liquidity. In addition to our available cash and operating cash flows, additional sources of liquidity include committed credit lines, short-term debt from the commercial paper market, long-term borrowings, access to the public debt and equity markets and the ability to access non-U.S. cash as a result of the U.S. Tax Reform. We continue to balance our cash and financing uses through investment in our existing core businesses, acquisition activity, share repurchases and dividends.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Years Ended December 31,
	2018	2017	2016
Cash provided by (used for):
Operating activities	$6,434	$5,966	$5,498
Investing activities	1,027	(3,574)	(3,342)
Financing activities	(5,032)	(3,516)	346
Effect of exchange rate changes on cash	(201)	340	(114)

Net (decrease) increase in cash and cash equivalents	$2,228	$(784)	$2,388

2018 compared with 2017

Cash provided by operating activities increased by $468 million primarily due to a $239 million increase in customer advances and deferred income and lower cash tax payments of $185 million.

Cash provided by investing activities increased by $4,601 million primarily due to a net $4,302 million decrease in investments, primarily short-term marketable securities, and a $620 million favorable change in settlements of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities, partially offset by an increase in cash paid for acquisitions of $453 million.

Cash used for financing activities increased by $1,516 million primarily due to an increase in net debt payments of $2,622 million, an increase in net repurchases of common stock of $1,364 million and an increase in cash dividends paid of $153 million, partially offset by net spin separation funding of $2,622 million net of spin-off cash.

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

Cash provided by financing activities increased by $3,862 million primarily due to a decrease in the net proceeds from debt issuances of $2,827 million, an increase in net repurchases of common stock of $699 million and an increase in cash dividends paid of $204 million.

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

A source of liquidity is our ability to issue short-term debt in the commercial paper market. Commercial paper notes are sold at a discount or premium and have a maturity of not more than 365 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing acquisitions. The weighted average interest rate on short-term borrowings and commercial paper outstanding as of December 31, 2018 was (0.31%) and as of December 31, 2017 was (0.17%).

Our ability to access the commercial paper market, and the related cost of these borrowings, is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of December 31, 2018, Standard and Poor’s (S&P), Fitch, and Moody’s have ratings on our long-term debt of A, A and A2 and short-term debt of A-1, F1 and P1. S&P, Fitch and Moody’s have Honeywell’s rating outlook as “stable.”

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

See Note 2 Acquisitions and Divestitures and Note 13 Long-term Debt and Credit Agreements of Notes to Consolidated Financial Statements for additional discussion of items impacting our liquidity.

In 2018, the Company repurchased $4,000 million of outstanding shares to offset the dilutive impact of employee stock based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans, and to reduce share count when attractive opportunities arise. In December 2017, the Board of Directors authorized the repurchase of up to a total of $8 billion of Honeywell common stock, of which $3.7 billion remained available as of December 31, 2018 for additional share repurchases. This authorization included amounts remaining under and replaced the previously approved share repurchase program. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact of employee stock based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. We will continue to seek to reduce share count via share repurchases as and when attractive opportunities arise.

In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, share repurchases, dividends, strategic acquisitions and debt repayments.

Specifically, we expect our primary cash requirements in 2019 to be as follows:

•

Capital expenditures—we expect to spend approximately $800 million for capital expenditures in 2019 primarily for growth, production and capacity expansion, cost reduction, maintenance, and replacement.

•

Share repurchases—under the Company’s share repurchase program, $3.7 billion is available as of December 31, 2018 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact of employee stock-based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we will seek to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and our level of operating, financing and other investing activities.

•

Dividends—we increased our quarterly dividend rate by 10% to $0.82 per share of common stock effective with the fourth quarter 2018 dividend. The Company intends to continue to pay quarterly dividends in 2019.

We continuously assess the relative strength of each business in our portfolio as to strategic fit, market position, profit and cash flow contribution in order to upgrade our combined portfolio and identify business units that will most benefit from increased investment. We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability or growth potential. These businesses are considered for potential divestiture, restructuring or other repositioning actions subject to regulatory constraints. In 2018, we realized $2,622 million in net cash proceeds from the spin-off of non-strategic businesses.

Based on past performance and current expectations, we believe that our operating cash flows will be sufficient to meet our future operating cash needs. Our available cash, committed credit lines and access to the public debt and equity markets, provide additional sources of short-term and long-term liquidity to fund current operations, debt maturities, and future investment opportunities.

Contractual Obligations and Probable Liability Payments

Following is a summary of our significant contractual obligations and probable liability payments at December 31, 2018:

	Total(6)(7)	Payments by Period			Thereafter
		2019	2020- 2021	2022- 2023
Long-term debt, including capitalized leases(1)	$12,628	$2,872	$3,761	$1,778	$4,217
Interest payments on long-term debt, including capitalized leases	3,049	313	519	389	1,828
Minimum operating lease payments	856	210	310	189	147
Purchase obligations(2)	2,002	1,146	578	250	28
Estimated environmental liability payments(3)	755	175	355	172	53
Asbestos related liability payments(4)	2,514	245	786	710	773
Asbestos insurance recoveries(5)	(477)	(40)	(114)	(84)	(239)

	$21,327	$4,921	$6,195	$3,404	$6,807

(1)	Assumes all long-term debt is outstanding until scheduled maturity.

(2)	Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.

(3)	The payment amounts in the table only reflect the environmental liabilities which are probable and reasonably estimable as of December 31, 2018.

(4)

These amounts are estimates of asbestos related cash payments for NARCO and Bendix based on our asbestos related liabilities which are probable and reasonably estimable as of December 31, 2018. See Asbestos Matters in Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information.

(5)

These amounts represent our insurance recoveries that are deemed probable for asbestos related liabilities as of December 31, 2018. See Asbestos Matters in Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information.

(6)	The table excludes tax liability payments, including those for unrecognized tax benefits. See Note 5 Income Taxes of Notes to Consolidated Financial Statements for additional information.

(7)

The table excludes expected proceeds from the indemnification and reimbursement agreements entered into with Garrett and Resideo. See Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information.

Environmental Matters

Accruals for environmental matters deemed probable and reasonably estimable were $395 million, $287 million and $195 million in 2018, 2017 and 2016. In addition, in 2018, 2017 and 2016 we incurred operating costs for ongoing businesses of approximately $95 million, $82 million and $83 million relating to compliance with environmental regulations.

Spending related to known environmental matters was $218 million, $212 million and $228 million in 2018, 2017 and 2016 and is estimated to be approximately $175 million in 2019. We expect to fund expenditures for these environmental matters from operating cash flow. The timing of cash expenditures depends on several factors, including the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, execution timeframe of projects, remedial techniques to be utilized and agreement with other parties.

Reimbursements from Resideo for spending for environmental matters at certain sites as defined in the indemnification and reimbursement agreement was $25 million in 2018 and is expected to be $140 million in 2019. Such reimbursements will offset operating cash outflows incurred by the Company.

See Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of our environmental matters and the indemnification and reimbursement agreement entered into with Resideo.

Financial Instruments

The following table illustrates the potential change in fair value for interest rate sensitive instruments based on a hypothetical immediate one percentage point increase in interest rates across all maturities and the potential change in fair value for foreign exchange rate sensitive instruments based on a 10% weakening of the U.S. Dollar versus local currency exchange rates across all maturities at December 31, 2018 and 2017.

	Face or Notional Amount	Carrying Value(1)	Fair Value(1)	Estimated Increase (Decrease) in Fair Value(2)
December 31, 2018
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$12,628	$(12,628)	$(13,133)	$(654)
Interest rate swap agreements	2,600	(45)	(45)	(83)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(3)	14,995	115	115	(742)
Cross currency swap agreements	1,200	32	32	(117)
December 31, 2017
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$13,924	$(13,924)	$(14,695)	$(782)
Interest rate swap agreements	2,600	(8)	(8)	(233)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(3)	9,273	(53)	(53)	(58)

(1)	Asset or (liability).

(2)

A hypothetical immediate one percentage point decrease in interest rates across all maturities and a potential change in fair value of foreign exchange rate sensitive instruments based on a 10% strengthening of the U.S. dollar versus local currency exchange rates across all maturities will result in a change in fair value approximately equal to the inverse of the amount disclosed in the table.

(3)

Changes in the fair value of foreign currency exchange contracts are offset by changes in the fair value, cash flows, or net investments of underlying hedged foreign currency transactions or foreign operations.

See Note 15 Financial Instruments and Fair Value Measures of Notes to Consolidated Financial Statements for further discussion on the agreements.

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

Contingent Liabilities—We are subject to a number of lawsuits, investigations and claims (some of which involve substantial dollar amounts) that arise out of the conduct of our global business operations or those of previously owned entities, including matters relating to commercial transactions, government contracts, product liability (including asbestos), prior acquisitions and divestitures, employee benefit plans, intellectual property, legal and environmental, health and safety matters. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a thorough analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the costs associated with environmental matters, the outcome of negotiations, the number and cost of pending and future asbestos claims, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including new discovery of facts, changes in legislation and outcomes of similar cases through the judicial system), changes in assumptions or changes in our settlement strategy. See Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of management’s judgment applied in the recognition and measurement of our environmental and asbestos liabilities which represent our most significant contingencies.

Asbestos Related Liabilities and Insurance Recoveries, and Indemnification Receivables—Honeywell’s involvement in asbestos related personal injury actions relates to two predecessor companies. Regarding North American Refractories Company (“NARCO”) asbestos related claims, we accrued for pending claims based on terms and conditions in agreements with NARCO, its former parent company, and certain asbestos claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. We also accrued for the estimated value of future NARCO asbestos related claims expected to be asserted against the NARCO Trust. The estimate of future NARCO claims was prepared in 2002, in the same year NARCO filed for bankruptcy protection, using NARCO tort system litigation experience based on a commonly accepted methodology used by numerous bankruptcy courts addressing 524(g) trusts. Accordingly, the estimated value of future NARCO asbestos claims was prepared before there was data on claims filings and payment rates in the NARCO Trust under the Trust Distribution Procedures and prepared when the stay of all NARCO asbestos claims was in effect (which remained in effect until NARCO emerged from Bankruptcy protection). Some critical assumptions underlying this commonly accepted methodology included claims filing rates, disease criteria and payment values contained in the Trust Distribution Procedures, estimated approval rates of claims submitted to the NARCO Trust and epidemiological studies estimating disease instances. This estimate resulted in a range of estimated liability of $743 million to $961 million. We believe that no amount within this range is a better estimate than any other amount and accordingly, we have recorded the minimum amount in the range. Given the Trust’s lack of sufficiently reliable claims data since NARCO emerged from bankruptcy protection, it is not yet possible to update our estimated future claim costs based on actual NARCO Trust experience. Regarding Bendix Friction Materials (“Bendix”) asbestos related claims, we accrued for the estimated value of pending claims using average resolution values for the previous five years. We also accrued for the estimated value of future claims related to Bendix over the full term of epidemiological projections through 2059 based on historic and anticipated claims filing experience and dismissal rates, disease classifications, and average resolution values in the tort system for the previous five years.

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

Additionally, in conjunction with the Garrett spin-off, the Company entered into an indemnification and reimbursement agreement with a Garrett subsidiary, pursuant to which Garrett’s subsidiary has an obligation to make cash payments to Honeywell as reimbursement for asbestos liabilities. Accordingly, the Company has recorded an indemnification receivable and we monitor the recoverability of such receivable, which is subject to terms of applicable credit agreements of Garrett and its general ability to pay.

See Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of management’s judgments applied in the recognition and measurement of our asbestos-related liabilities and related insurance recoveries, and additional details regarding the indemnification and reimbursement agreement.

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

The key assumptions used in developing our 2018, 2017 and 2016 net periodic pension (income) expense for our U.S. plans included the following:

	2018	2017	2016
Discount Rate:
Projected benefit obligation	3.68%	4.20%	4.46%
Service cost	3.77%	4.42%	4.69%
Interest cost	3.27%	3.49%	3.59%
Assets:
Expected rate of return	7.75%	7.75%	7.75%
Actual rate of return	-1.8%	20.5%	9.7%
Actual 10 year average annual compounded rate of return	11.0%	7.4%	6.4%

The MTM Adjustment represents the recognition of net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor). Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension plans or when assumptions change. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations as of the measurement date each year and the difference between expected and actual returns on plan assets. The mark-to-market accounting method results in the potential for volatile and difficult to forecast MTM Adjustments. MTM charges were $37 million, $87 million and $273 million in 2018, 2017 and 2016.

We determine the expected long-term rate of return on plan assets utilizing historical plan asset returns over varying long-term periods combined with our expectations of future market conditions and asset mix considerations (see Note 21 Pension and Other Postretirement Benefits of Notes to Consolidated Financial Statements for details on the actual various asset classes and targeted asset allocation percentages for our pension plans). We plan to use an expected rate of return on plan assets of 6.75% for 2019 down from 7.75% for 2018 reflecting a re-balancing of assets to more fixed income during 2018.

The discount rate reflects the market rate on December 31 (measurement date) for high-quality fixed-income investments with maturities corresponding to our benefit obligations and is subject to change each year. The discount rate can be volatile from year to year as it is determined based upon prevailing interest rates as of the measurement date. We used a 4.35% discount rate to determine benefit obligations as of December 31, 2018, reflecting the increase in the market interest rate environment since the prior year-end.

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

Change in Assumption	Impact on 2019 Pension Ongoing Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Decrease $20 million	Increase $420 million
0.25 percentage point increase in discount rate	Increase $20 million	Decrease $410 million
0.25 percentage point decrease in expected rate of return on assets	Increase $41 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $41 million	—

Pension ongoing income for our world-wide pension plans is expected to be approximately $590 million in 2019 compared with pension ongoing income of $992 million in 2018. The expected decrease in pension income is primarily due to lower actual asset returns in 2018 and a lower expected return on asset assumption for 2019 in our U.S. and UK plans. Also, if required, an MTM Adjustment will be recorded in the fourth quarter of 2019 in accordance with our pension accounting method as previously described. It is difficult to reliably forecast or predict whether there will be a MTM Adjustment in 2019, and if one is required, what the magnitude of such adjustment will be. MTM Adjustments are primarily driven by events and circumstances beyond the control of the Company such as changes in interest rates and the performance of the financial markets.

Long-Lived Assets (including Tangible and Finite-Lived Intangible Assets)—The determination of useful lives (for depreciation/amortization purposes) and whether or not tangible and intangible assets are impaired involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. We evaluate the recoverability of the carrying amount of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be fully recoverable. The principal factors in considering when to perform an impairment review are as follows:

•	Significant under-performance (i.e., declines in sales, earnings or cash flows) of a business or product line in relation to expectations;

•	Annual operating plans or strategic plan outlook that indicate an unfavorable trend in operating performance of a business or product line;

•	Significant negative industry or economic trends; or

•	Significant changes or planned changes in our use of the assets.

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

For further discussion of additional income tax policies and provision items recorded in regards to U.S Tax Reform, see Note 1 Summary of Significant Accounting Policies and Note 5 Income Taxes of Notes to Consolidated Financial Statements.

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

OTHER MATTERS

Litigation

See Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of environmental, asbestos and other litigation matters.

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

Item 8. Financial Statements and Supplementary Data

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions, except per share amounts)
Product sales	$32,848	$32,317	$31,362
Service sales	8,954	8,217	7,940

Net sales	41,802	40,534	39,302

Costs, expenses and other
Cost of products sold	23,634	23,176	22,612
Cost of services sold	5,412	4,968	5,065

	29,046	28,144	27,677
Selling, general and administrative expenses	6,051	6,087	5,574
Other (income) expense	(1,149)	(963)	(739)
Interest and other financial charges	367	316	338

	34,315	33,584	32,850

Income before taxes	7,487	6,950	6,452
Tax expense	659	5,362	1,603

Net income	6,828	1,588	4,849
Less: Net income attributable to the noncontrolling interest	63	43	37

Net income attributable to Honeywell	$6,765	$1,545	$4,812

Earnings per share of common stock—basic	$9.10	$2.03	$6.30

Earnings per share of common stock—assuming dilution	$8.98	$2.00	$6.21

The Notes to Consolidated Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Net income	$6,828	$1,588	$4,849
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(685)	(37)	(52)
Actuarial gains (losses)	(602)	753	(443)
Prior service (cost) credit	2	(59)	(18)
Prior service credit recognized during year	(74)	(70)	(78)
Actuarial losses recognized during year	35	83	236
Settlements and curtailments	2	19	(5)
Foreign exchange translation and other	31	(49)	73

Pensions and other postretirement benefit adjustments	(606)	677	(235)
Effective portion of cash flow hedges recognized in other comprehensive income	89	(101)	103
Less: reclassification adjustment for (losses) gains included in net income	4	60	(5)

Changes in fair value of effective cash flow hedges	85	(161)	108
Other comprehensive income (loss), net of tax	(1,206)	479	(179)
Comprehensive income	5,622	2,067	4,670
Less: Comprehensive income attributable to the noncontrolling interest	53	51	29

Comprehensive income attributable to Honeywell	$5,569	$2,016	$4,641

The Notes to Consolidated Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2018	2017
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$9,287	$7,059
Short-term investments	1,623	3,758
Accounts receivable—net	7,508	8,866
Inventories	4,326	4,613
Other current assets	1,618	1,706

Total current assets	24,362	26,002
Investments and long-term receivables	742	667
Property, plant and equipment—net	5,296	5,926
Goodwill	15,546	18,277
Other intangible assets—net	4,139	4,496
Insurance recoveries for asbestos related liabilities	437	479
Deferred income taxes	382	251
Other assets	6,869	3,372

Total assets	$57,773	$59,470

LIABILITIES
Current liabilities:
Accounts payable	$5,607	$6,584
Commercial paper and other short-term borrowings	3,586	3,958
Current maturities of long-term debt	2,872	1,351
Accrued liabilities	6,859	6,968

Total current liabilities	18,924	18,861
Long-term debt	9,756	12,573
Deferred income taxes	1,713	2,664
Postretirement benefit obligations other than pensions	344	512
Asbestos related liabilities	2,269	2,260
Other liabilities	6,402	5,930
Redeemable noncontrolling interest	7	5
SHAREOWNERS’ EQUITY
Capital—common stock issued	958	958
—additional paid-in capital	6,452	6,212
Common stock held in treasury, at cost	(19,771)	(15,914)
Accumulated other comprehensive income (loss)	(3,437)	(2,235)
Retained earnings	33,978	27,481

Total Honeywell shareowners’ equity	18,180	16,502
Noncontrolling interest	178	163

Total shareowners’ equity	18,358	16,665

Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$57,773	$59,470

The Notes to Consolidated Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Cash flows from operating activities:
Net income	$6,828	$1,588	$4,849
Less: Net income attributable to the noncontrolling interest	63	43	37

Net income attributable to Honeywell	6,765	1,545	4,812
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	721	717	726
Amortization	395	398	304
(Gain) loss on sale of non-strategic businesses and assets	—	7	(178)
Repositioning and other charges	1,091	973	690
Net payments for repositioning and other charges	(652)	(628)	(625)
Pension and other postretirement (income) expense	(987)	(647)	(360)
Pension and other postretirement benefit payments	(80)	(106)	(143)
Stock compensation expense	175	176	184
Deferred income taxes	(586)	2,452	78
Other	(694)	1,642	194
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(236)	(682)	(547)
Inventories	(503)	(259)	(18)
Other current assets	218	(568)	(106)
Accounts payable	733	924	254
Accrued liabilities	74	22	233

Net cash provided by operating activities	6,434	5,966	5,498

Cash flows from investing activities:
Expenditures for property, plant and equipment	(828)	(1,031)	(1,095)
Proceeds from disposals of property, plant and equipment	15	86	21
Increase in investments	(4,059)	(6,743)	(3,954)
Decrease in investments	6,032	4,414	3,681
Cash paid for acquisitions, net of cash acquired	(535)	(82)	(2,573)
Proceeds from sales of businesses, net of fees paid	—	—	296
Other	402	(218)	282

Net cash provided by (used for) investing activities	1,027	(3,574)	(3,342)

Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	23,891	13,701	18,997
Payments of commercial paper and other short-term borrowings	(24,095)	(13,532)	(21,461)
Proceeds from issuance of common stock	267	520	409
Proceeds from issuance of long-term debt	27	1,238	9,245
Payments of long-term debt	(1,330)	(292)	(2,839)
Repurchases of common stock	(4,000)	(2,889)	(2,079)
Cash dividends paid	(2,272)	(2,119)	(1,915)
Payments to purchase the noncontrolling interest	—	—	(238)
Pre-separation funding	2,801	—	269
Pre-spin borrowing	—	—	38
Spin-off cash	(179)	—	(38)
Other	(142)	(143)	(42)

Net cash (used for) provided by financing activities	(5,032)	(3,516)	346

Effect of foreign exchange rate changes on cash and cash equivalents	(201)	340	(114)

Net increase (decrease) in cash and cash equivalents	2,228	(784)	2,388
Cash and cash equivalents at beginning of period	7,059	7,843	5,455

Cash and cash equivalents at end of period	$9,287	$7,059	$7,843

The Notes to Consolidated Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

	Years Ended December 31,
	2018		2017		2016
	Shares	$	Shares	$	Shares	$
	(in millions)
Common stock, par value	957.6	958	957.6	958	957.6	958

Additional paid-in capital
Beginning balance		6,212		5,781		5,377
Issued for employee savings and option plans		65		255		183
Stock-based compensation expense		175		176		171
Other owner changes		—		—		50

Ending balance		6,452		6,212		5,781

Treasury stock
Beginning balance	(206.7)	(15,914)	(196.8)	(13,366)	(187.2)	(11,664)
Reacquired stock or repurchases of common stock	(26.5)	(4,000)	(20.5)	(2,889)	(19.3)	(2,079)
Issued for employee savings and option plans	5.2	143	10.6	341	9.7	377

Ending balance	(228.0)	(19,771)	(206.7)	(15,914)	(196.8)	(13,366)

Retained earnings
Beginning balance		27,481		28,046		25,480
Adoption of new accounting standards		264		—		—
Net income attributable to Honeywell		6,765		1,545		4,812
Dividends on common stock		(2,279)		(2,101)		(1,883)
Spin-offs		1,749		(9)		(362)
Redemption value adjustment		(2)		—		(1)

Ending balance		33,978		27,481		28,046

Accumulated other comprehensive income (loss)
Beginning balance		(2,235)		(2,714)		(2,535)
Foreign exchange translation adjustment		(728)		(37)		(52)
Pensions and other postretirement benefit adjustments		(559)		677		(235)
Changes in fair value of effective cash flow hedges		85		(161)		108

Ending balance		(3,437)		(2,235)		(2,714)

Noncontrolling interest
Beginning balance		163		178		135
Acquisitions, divestitures, and other		(12)		(11)		31
Net income attributable to noncontrolling interest		63		43		37
Foreign exchange translation adjustment		(10)		8		(8)
Dividends paid		(26)		(55)		(17)

Ending balance		178		163		178

Total shareowners’ equity	729.6	18,358	750.9	16,665	760.8	18,883

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

Goodwill and Indefinite-Lived Intangible Assets—Goodwill and indefinite-lived intangible assets are subject to impairment testing annually as of March 31, and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. We completed our annual goodwill impairment test as of March 31, 2018 and determined that there was no impairment as of that date.

Other Intangible Assets with Determinable Lives—Other intangible assets with determinable lives consist of customer lists, technology, patents and trademarks and other intangibles and are amortized over their estimated useful lives, ranging from 2 to 24 years.

Sales Recognition—Product and service sales are recognized when or as we transfer control of the promised products or services to our customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Service sales, principally representing repair, maintenance and engineering activities are recognized over the contractual period or as services are rendered. Sales under long-term contracts with performance obligations satisfied over time are recognized using either an input or output method. We recognize revenue over time as we perform on these contracts because of the continuous transfer of control to the customer. With control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost input method of progress for our contracts because it best depicts the transfer of control to the customer that occurs as we incur costs. Under the cost-to-cost method, the extent of progress towards completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. We review our cost estimates on significant contracts on a periodic basis, or when circumstances change and warrant a modification to a previous estimate. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident, to the extent required.

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

For the years ended 2017 and 2016, prior to the adoption of the revenue recognition standard (see Note 7 Revenue Recognition and Contracts with Customers), product and service sales were recognized when persuasive evidence of an arrangement existed, product delivery had occurred or services had been rendered, pricing was fixed or determinable, and collection was reasonably assured. Service sales, principally representing repair, maintenance and engineering activities were recognized over the contractual period or as services were rendered. Sales under long-term contracts were recorded on a percentage-of-completion method measured on the cost-to-cost basis for engineering-type contracts and the units-of-delivery basis for production-type contracts. Provisions for anticipated losses on long-term contracts were recorded in full when such losses became evident. Revenues from contracts with multiple element arrangements were recognized as each element was earned based on the relative fair value of each element provided the delivered elements had value to customers on a standalone basis. Amounts allocated to each element were based on its objectively determined fair value, such as the sales price for the product or service when it was sold separately or competitor prices for similar products or services.

Environmental—We accrue costs related to environmental matters when it is probable that we have incurred a liability related to a contaminated site and the amount can be reasonably estimated. For additional information, see Note 20 Commitments and Contingencies.

Asbestos Related Liabilities and Insurance Recoveries, and Indemnification Receivables—We recognize a liability for any asbestos related contingency that is probable of occurrence and reasonably estimable. In connection with the recognition of liabilities for asbestos related matters, we record asbestos related insurance recoveries that are deemed probable. Additionally, in conjunction with the Garrett spin-off, the Company entered into an indemnification and reimbursement agreement with a Garrett subsidiary, pursuant to which Garrett’s subsidiary has an obligation to make cash payments to Honeywell as reimbursement for asbestos liabilities. Accordingly, the Company has recorded an indemnification receivable and we monitor the recoverability of such receivable, which is subject to terms of applicable credit agreements of Garrett and its general ability to pay. For additional information, see Note 20 Commitments and Contingencies.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Research and Development—Research and development costs for company-sponsored research and development projects are expensed as incurred. Such costs are principally included in cost of products sold and were $1,809 million, $1,835 million and $1,864 million in 2018, 2017 and 2016.

Stock-Based Compensation Plans—The principal awards issued under our stock-based compensation plans, which are described in Note 19 Stock-Based Compensation Plans, are non-qualified stock options and restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in selling, general and administrative expenses. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates.

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

Following the adoption of this guidance, we continue to record the service cost component of Pension ongoing (income) expense in Costs of products and services sold and Selling, general and administrative expenses. The remaining components of net benefit costs within Pension ongoing (income) expense, primarily interest costs and assumed return on plan assets, are now recorded in Other (income) expense. See Note 4 Other (Income) Expense for amounts that were reclassified. We will continue to recognize net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter each year (MTM Adjustment). The MTM Adjustment will also be reported in Other (income) expense.

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

All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated other comprehensive income (loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

classified consistent with the underlying hedged item. We have elected to exclude the time value of the derivatives (i.e., the forward points) from the assessment of hedge effectiveness and recognize the initial value of the excluded component in earnings using the amortization approach. For derivative instruments that are designated and qualify as a net investment hedge, the effective portion of the derivative’s gain or loss is reported as a component of Other comprehensive income (loss) and recorded in Accumulated other comprehensive income (loss). The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated.

Income Taxes—Significant judgment is required in evaluating tax positions. We establish additional reserves for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum recognition threshold. The approach for evaluating certain and uncertain tax positions is defined by the authoritative guidance which determines when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various federal, state and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a change in estimate become known. For discussion of the impacts from what is commonly referred to as the U.S. Tax Cuts and Jobs Act (“U.S Tax Reform”), see Note 5 Income Taxes.

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

In February 2016, the FASB issued guidance on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases that will be effective for interim and annual periods beginning after December 15, 2018. The standard allows modified retrospective transition method where an entity can elect to apply the transition provisions at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

Effective January 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $0.7 billion. The adoption of this standard did not have a material impact related to existing leases and as a result, a cumulative-effect adjustment was not recorded. We are currently working to complete the implementation of new processes and information technology tools to

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

assist in our ongoing lease data collection and analysis, and updating our accounting policies and internal controls in connection with the adoption of the new standard.

In October 2016, the FASB issued an accounting standard update which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, at the time the entity transfer occurs rather than when the asset is ultimately transferred to a third party, as required under current U.S. GAAP. The guidance is intended to reduce diversity in practice, particularly for transfers involving intellectual property. We adopted the accounting standard update as of January 1, 2018. The guidance requires application on a modified retrospective basis. The adoption of this guidance increases our deferred tax assets by $339 million with a cumulative-effect adjustment to retained earnings of the same amount.

In August 2017, the FASB issued amendments to hedge accounting guidance. These amendments are intended to better align risk management strategies and financial reporting for hedging relationships. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. In addition, the new guidance amends presentation and disclosure requirements. The Company adopted this standard effective January 1, 2018 using a modified retrospective approach. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Note 2. Acquisitions and Divestitures

During 2018, we acquired businesses for an aggregate cost (net of cash and debt assumed) of approximately $535 million, mainly due to the November 2018 acquisition of Transnorm, a global leader in high-performance conveyor and warehouse solutions. Transnorm is part of Safety and Productivity Solutions. The preliminary determination of the assets and liabilities acquired with Transnorm have been included in the Consolidated Balance Sheet as of December 31, 2018, including $338 million allocated to goodwill, which is non-deductible for tax purposes.

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

In April 2016, the Company completed the acquisition of Xtralis International Holdings Limited (“Xtralis”), a leading global provider of aspiration smoke detection and perimeter security technologies, for an aggregate cost, net of cash acquired and debt assumed, of $515 million. Xtralis is part of Honeywell Building Technologies.

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

On October 1, 2018, the Company completed the tax-free spin-off to Honeywell shareowners of its Transportation Systems business, part of Aerospace, into a standalone publicly-traded company, Garrett Motion Inc. (“Garrett”). On October 29, 2018, the Company completed the tax-free spin-off to Honeywell shareowners of its Homes and Global Distribution business, part of Home and Building Technologies (renamed Honeywell Building Technologies following the spin-off), into a standalone publicly-traded company, Resideo Technologies, Inc. (“Resideo”). The assets of approximately $5.5 billion, including approximately $2.8 billion of goodwill and net of recorded indemnification receivables, and liabilities of approximately $7.2 billion associated with spin-off entities have been removed through Retained Earnings from the Company’s Consolidated Balance Sheet as of the effective date of the spin-off. The results of operations and cash flows are included in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows through the effective date of the spin-off. The Income before taxes attributable to the spin-off businesses were $0.4 billion, $0.5 billion, and $0.6 billion for 2018, 2017 and 2016.

Honeywell shareowners of record as of the close of business on October 16, 2018 received one share of Resideo common stock for every 6 shares of Honeywell common stock. Immediately prior to the effective date of the spin-off, Resideo incurred debt of $1.2 billion to make a cash distribution to the Company.

Honeywell shareowners of record as of the close of business on September 18, 2018 received one share of Garrett common stock for every 10 shares of Honeywell common stock. Immediately prior to the effective date of the spin-off, Garrett incurred debt of $1.6 billion to make a cash distribution to the Company.

In 2018 in connection with the spin-off, the Company entered into certain agreements with Resideo and Garrett to effect our legal and structural separation, including transition services agreements to provide certain administrative and other services for a limited time, and tax matters and indemnity agreements. As of the end of 2018, most of those agreements are still in effect.

On October 1, 2016, the Company completed the tax-free spin-off to Honeywell shareowners of its Resins and Chemicals business, part of Performance Materials and Technologies, into a standalone, publicly-traded company (named AdvanSix Inc. (“AdvanSix”)). The assets and liabilities associated with AdvanSix have been removed from the Company’s Consolidated Balance Sheet as of the effective date of the spin-off. The results of operations for AdvanSix are included in the Consolidated Statement of Operations through the effective date of the spin-off.

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

In 2016 in connection with the spin-off, the Company entered into certain agreements with AdvanSix to effect our legal and structural separation including a transition services agreement with AdvanSix to provide certain administrative and other services for a limited time. As of the end of 2018, those agreements have ended.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 3. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Years Ended December 31,
	2018	2017	2016
Severance	$289	$305	$283
Asset impairments	162	142	43
Exit costs	79	60	43
Reserve adjustments	(10)	(16)	(109)

Total net repositioning charge	520	491	260

Asbestos related litigation charges, net of insurance and indemnities	163	159	217
Probable and reasonably estimable environmental liabilities, net of indemnities	345	287	195
Other	63	36	18

Total net repositioning and other charges	$1,091	$973	$690

The following table summarizes the pre-tax distribution of total net repositioning and other charges by classification:

	Years Ended December 31,
	2018	2017	2016
Cost of products and services sold	$811	$736	$517
Selling, general and administrative expenses	239	187	126
Other (income) expense	41	50	47

	$1,091	$973	$690

The following table summarizes the pre-tax impact of total net repositioning and other charges by segment:

	Years Ended December 31,
	2018	2017	2016
Aerospace	$154	$248	$293
Honeywell Building Technologies	111	78	28
Performance Materials and Technologies	191	102	101
Safety and Productivity Solutions	133	51	1
Corporate	502	494	267

	$1,091	$973	$690

In 2018, we recognized repositioning charges totaling $530 million including severance costs of $289 million related to workforce reductions of 6,486 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to planned site closures, mainly in Safety and Productivity Solutions, Performance Materials and Technologies and Honeywell Building Technologies, as we transition manufacturing sites to more cost-effective locations. The workforce reductions were also related to our productivity and ongoing functional transformation initiatives. The repositioning charge included asset impairments of $162 million mainly related to manufacturing plant and equipment associated with planned site closures. Asset impairments also included the write-down of a legacy property in Corporate in connection with its planned disposition and the write-off of certain capitalized assets in Corporate. The repositioning charge included exit costs of $79 million primarily related to a termination fee associated with the early cancellation of a supply agreement for certain raw materials in Performance Materials and Technologies and for closure obligations associated with planned site closures.

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

The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2015	$329	$—	$21	$350
2016 charges	283	43	43	369
2016 usage—cash	(203)	—	(25)	(228)
2016 usage—noncash	(6)	(43)	—	(49)
Adjustments	(106)	—	(3)	(109)
Foreign currency translation	1	—	(3)	(2)

Balance at December 31, 2016	298	—	33	331

2017 charges	305	142	60	507
2017 usage—cash	(163)	—	(14)	(177)
2017 usage—noncash	—	(142)	—	(142)
Adjustments and reclassifications	(13)	—	(10)	(23)
Foreign currency translation	15	—	2	17

Balance at December 31, 2017	442	—	71	513

2018 charges	289	162	79	530
2018 usage—cash	(218)	—	(67)	(285)
2018 usage—noncash	—	(163)	—	(163)
Divestitures	(11)	—	(3)	(14)
Adjustments	(8)	1	(3)	(10)
Foreign currency translation	(5)	—	—	(5)

Balance at December 31, 2018	$489	$—	$77	$566

Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in 2018, 2017 and 2016 were not significant.

In 2018, the other charge of $63 million mainly relates to reserves taken due to the required wind-down of our activities in Iran and the evaluation of potential resolution of a certain legal matter.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 4. Other (Income) Expense

	Years Ended December 31,
	2018	2017	2016
Interest income	$(217)	$(151)	$(106)
Pension ongoing income—non-service	(1,165)	(875)	(605)
Other postretirement income—non-service	(32)	(21)	(32)
Equity income of affiliated companies	(50)	(39)	(31)
Loss (gain) on sale of non-strategic business and assets	—	7	(178)
Foreign exchange	(63)	18	12
Separation costs	321	16	—
Other (net)	57	82	201

	$(1,149)	$(963)	$(739)

Separation costs are associated with the spin-offs of our Homes and Global Distribution business and Transportation Systems business, and are primarily associated with third party services.

For the year ended December 31, 2018 and 2017, Other (net) includes asset impairments in Corporate related to the write-down of a legacy property in connection with its planned disposition. See Note 3 Repositioning and Other Charges.

Refer to Note 2 Acquisitions and Divestitures and Note 13 Long-term Debt and Credit Agreements for further details of transactions recognized in 2016 within Other (income) expense.

Note 5. Income Taxes

Income before taxes

	Years Ended December 31,
	2018	2017	2016
U.S.	$2,919	$2,873	$2,981
Non-U.S.	4,568	4,077	3,471

	$7,487	$6,950	$6,452

Tax expense (benefit)

	Years Ended December 31,
	2018	2017	2016
Tax expense (benefit) consists of
Current:
U.S. Federal	$(21)	$2,061	$869
U.S. State	89	62	97
Non-U.S.	1,177	787	559

	$1,245	$2,910	$1,525

Deferred:
U.S. Federal	$396	$190	$40
U.S. State	8	139	17
Non-U.S.	(990)	2,123	21

	(586)	2,452	78

	$659	$5,362	$1,603

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
The U.S. federal statutory income tax rate is reconciled to our effective income tax rate as follows:
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
Taxes on non-U.S. earnings(1)(2)	0.2	(12.8)	(8.0)
U.S. state income taxes(1)	1.6	1.4	1.1
Reserves for tax contingencies	0.3	1.6	1.2
Employee share-based payments	(0.7)	(2.9)	(2.0)
U.S. Tax Reform	(5.8)	56.0	—
Reduction of taxes on unremitted earnings	(14.2)	—	—
Separation tax costs	5.5	—	—
All other items—net	0.9	(1.1)	(2.5)

	8.8%	77.2%	24.8%

(1)	Net of changes in valuation allowance

(2)	Includes U.S. taxes on non-U.S. earnings

The effective tax rate decreased by 68.4 percentage points in 2018 compared to 2017. The decrease was primarily attributable to internal restructuring initiatives that resulted in a reduction of accrued withholding taxes of approximately $1.1 billion related to unremitted foreign earnings. In addition, we recorded a tax benefit of approximately $440 million as a reduction to our 2017 provisional estimate of impacts from U.S. Tax Reform, which was partially offset by $411 million of tax costs associated with the internal restructuring of the Homes and Global Distribution business and Transportation Systems business in advance of their spin-offs. The Company’s non-U.S. effective tax rate was 4.1%, a decrease of approximately 67.3 percentage points compared to 2017. The year over year decrease in the foreign effective tax rate was primarily attributable to the impact of the Company’s internal restructuring initiatives and the reduction of accrued withholding taxes on unremitted foreign earnings, partially offset by the spin-off transactions.

The effective tax rate increased by 52.4 percentage points in 2017 compared to 2016. The increase was primarily attributable to the provisional impact of U.S. Tax Reform, partially offset by increased tax benefits from foreign tax credits and for employee share-based payments. The Company’s non-U.S. effective tax rate was 71.4%, an increase of approximately 54.7 percentage points compared to 2016. The year-over-year increase in the non-U.S. effective tax rate was primarily driven by the Company’s change in assertion regarding foreign unremitted earnings, increased expense for reserves in various jurisdictions and increased withholding taxes, partially offset by higher earnings in low tax rate jurisdictions.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Deferred tax assets (liabilities)

The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

Deferred tax assets:	December 31,
	2018	2017
Postretirement benefits other than pensions	120	177
Asbestos and environmental	589	570
Employee compensation and benefits	262	218
Other accruals and reserves	336	376
Net operating and capital losses	688	632
Tax credit carryforwards	154	510

Gross deferred tax assets	2,149	2,483
Valuation allowance	(689)	(663)

Total deferred tax assets	$1,460	$1,820

Deferred tax liabilities:
Pension	$(40)	$(40)
Property, plant and equipment	(422)	(439)
Intangibles	(1,553)	(1,326)
Unremitted earnings of foreign subsidiaries	(616)	(2,151)
Other asset basis differences	(110)	(210)
Other	(50)	(67)

Total deferred tax liabilities	(2,791)	(4,233)

Net deferred tax liability	$(1,331)	$(2,413)

Our gross deferred tax assets include $794 million related to non-U.S. operations comprised principally of net operating losses, capital loss and tax credit carryforwards (mainly in Canada, France, Germany, Luxembourg and the United Kingdom) and deductible temporary differences. We maintain a valuation allowance of $686 million against a portion of the non-U.S. gross deferred tax assets. The change in the valuation allowance resulted in increases of $57 million, $4 million and $69 million to income tax expense in 2018, 2017 and 2016. In the event we determine that we will not be able to realize our net deferred tax assets in the future, we will reduce such amounts through an increase to income tax expense in the period such determination is made. Conversely, if we determine that we will be able to realize net deferred tax assets in excess of the carrying amounts, we will decrease the recorded valuation allowance through a reduction to income tax expense in the period that such determination is made.

As of December 31, 2018, we have recorded a $616 million deferred tax liability on all of our unremitted foreign earnings based on estimated earnings and profits of approximately $20.5 billion as of the balance sheet date.

As of December 31, 2018, our net operating loss, capital loss and tax credit carryforwards were as follows:

Jurisdiction	Expiration Period	Net Operating and Capital Loss Carryforwards	Tax Credit Carryforwards
U.S. Federal	2038	$9	$22
U.S. State	2038	406	18
Non-U.S.	2038	310	117
Non-U.S.	Indefinite	2,353	—

		$3,078	$157

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

	2018	2017	2016
Change in unrecognized tax benefits:
Balance at beginning of year	$947	$877	$765
Gross increases related to current period tax positions	370	94	96
Gross increases related to prior periods tax positions	82	153	88
Gross decreases related to prior periods tax positions	(201)	(91)	(33)
Decrease related to resolutions of audits with tax authorities	(40)	(76)	(3)
Expiration of the statute of limitations for the assessment of taxes	(50)	(54)	(10)
Foreign currency translation	(19)	44	(26)

Balance at end of year	$1,089	$947	$877

As of December 31, 2018, 2017, and 2016 there were $1,089 million, $947 million and $877 million of unrecognized tax benefits that if recognized would be recorded as a component of Tax expense.

The following table summarizes tax years that remain subject to examination by major tax jurisdictions as of December 31, 2018:

Jurisdiction	Open Tax Years Based on Originally Filed Returns
	Examination in progress	Examination not yet initiated
U.S. Federal	2015 – 2016	2015, 2017 – 2018
U.S. State	2011 – 2017	2012 – 2018
Australia	N/A	2016 – 2018
Canada(1)	2010 – 2016	2017 – 2018
China	2003 – 2017	2018
France	2008 – 2017	2018
Germany(1)	2007 – 2018	N/A
India	1998 – 2016	2017 – 2018
Switzerland(1)	2013 – 2014	2017 – 2018
United Kingdom	2013 – 2017	2018

(1)	Includes provincial or similar local jurisdictions, as applicable.

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

Unrecognized tax benefits for examinations in progress were $304 million, $487 million and $398 million, as of December 31, 2018, 2017, and 2016. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax expense in the Consolidated Statement of Operations and totaled $45 million, $28 million and $18 million for the years ended December 31, 2018, 2017, and 2016. Accrued interest and penalties were $426 million, $423 million and $395 million, as of December 31, 2018, 2017, and 2016.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

U.S. Tax Reform

During the quarter ending December 31, 2018, the Company completed the accounting for the tax effects of U.S. Tax Reform which amounted to a total tax charge of approximately $3.5 billion, most of which was recorded as a provisional estimate at the end of 2017. During 2018, we reduced our provisional estimate by approximately $440 million as a reduction to Tax expense.

Corporate Tax Rate Change—The Company recorded a total tax benefit of approximately $190 million due to the decrease in the corporate statutory tax rate from 35% to 21%. This includes a measurement period adjustment of approximately $90 million recorded during 2018 as a reduction to Tax expense. The change in the provisional estimate primarily relates to information contained in tax returns that were filed during the quarter ending December 31, 2018, some of which require approval from U.S. tax authorities. The tax benefit from the change in tax rates results from the Company’s deferred tax liability position for the excess of its net book value over its tax basis of its U.S. assets and liabilities that will generate future taxable income in excess of book income. This additional taxable income will be subject to tax at a lower corporate tax rate, consequently reducing the Company’s deferred tax liability.

Mandatory Transition Tax—The Company recorded a total tax charge of approximately $1,950 million due to the imposition of the mandatory transition tax (“MTT”) on the deemed repatriation of undistributed foreign earnings. This includes a measurement period adjustment of approximately $50 million recorded during 2018 as an increase to Tax expense. The change in the provisional estimate primarily relates to updated amounts from tax returns that were finalized during 2018, computations based on 2018 testing dates and guidance from the taxing authorities that was received during the year. The Company has elected to pay the MTT liability over a period of eight years.

Undistributed Foreign Earnings—The Company recorded a total tax charge of approximately $1,700 million due to the Company’s intent to no longer permanently reinvest the historical unremitted earnings of its foreign affiliates that existed as of December 31, 2017. This includes a measurement period adjustment of approximately $400 million recorded during 2018 as a reduction to Tax expense. The change in the provisional estimate primarily relates to updated amounts from tax returns that were finalized during 2018, the application of foreign tax credits based on guidance issued during the year and changes to the applicable withholding tax rates in local jurisdictions. During 2018, the Company executed various internal restructuring initiatives that reduced the taxes on unremitted foreign earnings by approximately $1.1 billion that was recorded as a reduction to Tax expense.

Global Intangible Low Taxed Income—U.S. Tax Reform imposes a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. The Company has made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred.

Note 6. Earnings Per Share

The details of the earnings per share calculations for the years ended December 31, 2018, 2017 and 2016 are as follows:

Basic	Years Ended December 31,
	2018	2017	2016
Net income attributable to Honeywell	$6,765	$1,545	$4,812
Weighted average shares outstanding	743.0	762.1	764.3
Earnings per share of common stock	$9.10	$2.03	$6.30

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Assuming Dilution	Years Ended December 31,
	2018	2017	2016
Net income attributable to Honeywell	$6,765	$1,545	$4,812
Average Shares
Weighted average shares outstanding	743.0	762.1	764.3
Dilutive securities issuable—stock plans	10.0	10.0	11.0

Total weighted average diluted shares outstanding	753.0	772.1	775.3

Earnings per share of common stock—assuming dilution	$8.98	$2.00	$6.21

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. In 2018, 2017, and 2016 the weighted number of stock options excluded from the computations were 2.5 million, 2.8 million, and 7.5 million. These stock options were outstanding at the end of each of the respective periods.

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

We recorded a net decrease to opening retained earnings of $75 million as of January 1, 2018, for the cumulative impact of adopting the new guidance. The impact primarily related to the change in accounting for mechanical service programs (change from input to output method, resulting in unbilled receivables (within Accounts receivable–net) and deferred revenue (within Accrued liabilities) being eliminated through Retained earnings) and for customer funding and the related costs incurred for nonrecurring engineering and development activities (deferral of revenues and related incurred costs until products are delivered to customers, resulting in increases in both deferred costs (assets) and deferred revenue (liability) by approximately $1.1 billion at adoption).

	Balance at December 31, 2017	New Revenue Standard Adjustment	Balance at January 1, 2018
ASSETS
Current assets:
Accounts receivable—net	$8,866	$(149)	$8,717
Inventories	4,613	(10)	4,603
Deferred income taxes	251	40	291
Other assets	3,372	1,082	4,454
LIABILITIES
Current liabilities:
Accrued liabilities	6,968	(48)	6,920
Deferred income taxes	2,664	1	2,665
Other liabilities	5,930	1,084	7,014
SHAREOWNERS’ EQUITY
Retained earnings	27,481	(75)	27,406
Noncontrolling interest	$163	$1	$164

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Under the modified retrospective method of adoption, we are required to disclose the impact to revenues had we continued to follow our accounting policies under the previous revenue recognition guidance. We estimate that the impact to revenues for the year ended December 31, 2018 would have been a decrease of approximately $339 million, which is primarily due to the net impact of the classification change and deferral impact of nonrecurring engineering and development activities, and the net impact from service programs with certain amounts being recognized that would have previously been deferred, and certain amount being deferred that would have previously been recognized.

Refer to Note 1 Summary of Significant Accounting Policies for a summary of our significant policies for revenue recognition.

Disaggregated Revenue

Honeywell has a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following table and related discussions by operating segment for details.

Year Ended December 31, 2018
Aerospace
Commercial Aviation Original Equipment	$2,833
Commercial Aviation Aftermarket	5,373
Defense Services	4,665
Transportation Systems	2,622

15,493

Honeywell Building Technologies
Products and Software	1,732
Distribution (ADI)	2,196
Building Management Systems	830
Building Solutions	2,417
Building Products	2,123

9,298

Performance Materials and Technologies
UOP	2,845
Process Solutions	3,758
Smart Energy	1,223
Specialty Products	1,134
Fluorine Products	1,714

10,674

Safety and Productivity Solutions
Safety and Retail	2,278
Productivity Products	1,373
Warehouse and Workflow Solutions	1,829
Sensing & Internet-of-Things (IoT)	857

6,337

Net sales	$41,802

Aerospace—A global supplier of products, software and services for aircraft and vehicles. Products include aircraft propulsion engines, auxiliary power units, environmental control systems,

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

integrated avionics, electric power systems, hardware for engine controls, flight safety, communications, and navigation, satellite and space components, aircraft wheels and brakes, turbochargers and thermal systems. Software includes engine controls, flight safety, communications, navigation, radar and surveillance systems, internet connectivity and aircraft instrumentation. Services are provided to customers for the repair, overhaul, retrofit and modification of propulsion engines, auxiliary power units, avionics and mechanical systems and aircraft wheels and brakes.

Honeywell Building Technologies—A global provider of products, software, solutions and technologies. Products include controls and displays for heating, cooling, indoor air quality, ventilation, humidification, combustion, lighting and home automation; sensors, switches, control systems and instruments for measuring pressure, air flow, temperature and electrical current; access control; video surveillance; fire detection; remote patient monitoring systems; and installation, maintenance and upgrades of systems that keep buildings safe, comfortable and productive. Software includes monitoring and managing heating, cooling, indoor air quality, ventilation, humidification, combustion, lighting and home automation; advanced applications for home/building control and optimization; video surveillance; and to support remote patient monitoring systems. Installation, maintenance and upgrade services of products used in commercial building applications for heating, cooling, maintaining indoor air quality, ventilation, humidification, combustion, lighting, video surveillance and fire safety.

Performance Materials and Technologies—A global provider of products, software, solutions and technologies. Products include catalysts, absorbents, equipment and high-performance materials, devices for measurement, regulation, control and metering of gases and electricity, and metering and communications systems for water utilities and industries. Software is provided to support process technologies supporting automation and to monitor a variety of industrial processes used in industries such as oil and gas, chemicals, petrochemicals, metals, minerals and mining industries. Services are provided for installation and maintenance of products.

Safety and Productivity Solutions—A global provider of products, software and solutions. Products include personal protection equipment and footwear, gas detection devices, mobile computing, data collection and thermal printing devices, automation equipment for supply chain and warehouse automation and custom-engineered sensors, switches and controls. Software and solutions are provided to customers for supply chain and warehouse automation, to manage data and assets to drive productivity and for computing, data collection and thermal printing.

For a summary by disaggregated product and services sales for each segment, refer to Note 22 Segment Financial Data.

We recognize revenue arising from performance obligations outlined in contracts with our customers that are satisfied at a point in time and over time. The disaggregation of our revenue based off timing of recognition is as follows:

Year Ended December 31, 2018
Products, transferred point in time	67%
Products, transferred over time	12

Net product sales	79
Services, transferred point in time	7
Services, transferred over time	14

Net service sales	21

Net sales	100%

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Contract Balances

Progress on satisfying performance obligations under contracts with customers and the related billings and cash collections are recorded on the Consolidated Balance Sheet in Accounts receivable—net and Other assets (the current and noncurrent portions, respectively, of unbilled receivables (contract assets) and billed receivables) and Accrued liabilities and Other liabilities (the current and noncurrent portions, respectively, of customer advances and deposits (contract liabilities)). Unbilled receivables (contract assets) arise when the timing of cash collected from customers differs from the timing of revenue recognition, such as when contract provisions require specific milestones to be met before a customer can be billed. Those assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. Contract liabilities are recorded when customers remit contractual cash payments in advance of us satisfying performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period of time. Contract liabilities are derecognized when revenue is recorded, either when a milestone is met triggering the contractual right to bill or when the performance obligation is satisfied.

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.

The following table summarizes our contract assets and liabilities balances:

2018
Contract assets—January 1	$1,721
Contract assets—December 31	1,548

Change in contract assets—increase (decrease)	$(173)

Contract liabilities—January 1	$(2,973)
Contract liabilities—December 31	(3,378)

Change in contract liabilities—(increase) decrease	$(405)

Net change	$(578)

The net change was primarily driven by the receipt of advance payments from customers exceeding reductions from recognition of revenue as performance obligations were satisfied and related billings. For the year ended December 31, 2018, we recognized revenue of $1,166 million that was previously included in the beginning balance of contract liabilities.

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

2018
Aerospace	$10,228
Honeywell Building Technologies	6,302
Performance Materials and Technologies	6,436
Safety and Productivity Solutions	1,884

$24,850

Performance obligations recognized as of December 31, 2018 will be satisfied over the course of future periods. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 56% and 44%.

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

Note 8. Accounts Receivable

	December 31,
	2018	2017
Trade	$7,705	$9,068
Less—Allowance for doubtful accounts	(197)	(202)

	7,508	8,866

Trade Receivables includes $1,543 million and $1,853 million of unbilled balances under long-term contracts as of December 31, 2018 and December 31, 2017. These amounts are billed in accordance with the terms of customer contracts to which they relate.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 9. Inventories

	December 31,
	2018	2017
Raw materials	$1,109	$1,193
Work in process	811	790
Finished products	2,445	2,669

	4,365	4,652
Reduction to LIFO cost basis	(39)	(39)

	$4,326	$4,613

Inventories valued at LIFO amounted to $294 million and $324 million at December 31, 2018 and 2017. Had such LIFO inventories been valued at current costs, the carrying values would have been approximately $39 million higher at December 31, 2018 and 2017.

Note 10. Property, Plant and Equipment—Net

	December 31,
	2018	2017
Land and improvements	$262	$287
Machinery and equipment	9,435	10,762
Buildings and improvements	3,125	3,463
Construction in progress	588	675

	13,410	15,187
Less—Accumulated depreciation	(8,114)	(9,261)

	$5,296	$5,926

Depreciation expense was $721 million, $717 million and $726 million in 2018, 2017 and 2016.

Note 11. Goodwill and Other Intangible Assets—Net

The following table summarizes the change in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 by segment.

	December 31, 2017	Acquisitions/ Divestitures	Currency Translation Adjustment	December 31, 2018
Aerospace	$2,468	$(193)	$(17)	$2,258
Honeywell Building Technologies	5,960	(2,640)	(82)	3,238
Performance Materials and Technologies	5,242	23	(118)	5,147
Safety and Productivity Solutions	4,607	338	(42)	4,903

	$18,277	$(2,472)	$(259)	$15,546

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Other intangible assets are comprised of:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Determinable life intangibles:
Patents and technology	$1,996	$(1,332)	$664	$1,990	$(1,272)	$718
Customer relationships	3,785	(1,510)	2,275	3,911	(1,366)	2,545
Trademarks	326	(206)	120	328	(189)	139
Other	349	(299)	50	353	(304)	49

	6,456	(3,347)	3,109	6,582	(3,131)	3,451

Indefinite life intangibles:
Trademarks	1,030	—	1,030	1,045	—	1,045

	$7,486	$(3,347)	$4,139	$7,627	$(3,131)	$4,496

Intangible assets amortization expense was $395 million, $398 million, and $304 million in 2018, 2017, 2016. Estimated intangible asset amortization expense for each of the next five years approximates $386 million in 2019, $349 million in 2020, $312 million in 2021, $288 million in 2022, and $251 million in 2023.

Note 12. Accrued Liabilities

	December 31,
	2018	2017
Customer advances and deferred income	$2,403	$2,198
Compensation, benefit and other employee related	1,469	1,420
Asbestos related liabilities	245	350
Repositioning	566	508
Product warranties and performance guarantees	243	307
Environmental costs	175	226
Income taxes	166	134
Accrued interest	94	94
Other taxes	234	277
Insurance	170	199
Other (primarily operating expenses)	1,094	1,255

	$6,859	$6,968

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 13. Long-term Debt and Credit Agreements

	December 31,
	2018	2017
Two year floating rate Euro notes due 2018	—	1,199
1.40% notes due 2019	1,250	1,250
Three year floating rate notes due 2019	250	250
Two year floating rate notes due 2019	450	450
1.80% notes due 2019	750	750
0.65% Euro notes due 2020	1,145	1,199
4.25% notes due 2021	800	800
1.85% notes due 2021	1,500	1,500
1.30% Euro notes due 2023	1,432	1,499
3.35% notes due 2023	300	300
2.50% notes due 2026	1,500	1,500
2.25% Euro notes due 2028	859	900
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 5.0% weighted average maturing at various dates through 2025	353	288

	12,628	13,924
Less: current portion	(2,872)	(1,351)

	$9,756	$12,573

The schedule of principal payments on long-term debt is as follows:

December 31, 2018
2019	$2,872
2020	1,416
2021	2,345
2022	22
2023	1,756
Thereafter	4,217

12,628
Less-current portion	(2,872)

$9,756

In October of 2017, the Company issued $450 million Floating Rate Senior Notes due 2019 and $750 million 1.80% Senior Notes due 2019 (collectively, the “2017 Notes”). The 2017 Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all of Honeywell’s subordinated debt. The offering resulted in gross proceeds of $1,200 million, offset by $5 million in discount and closing costs related to the offering.

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

On January 29, 2018, the Company completed an exchange offer for any and all of its outstanding Exchange Notes, which had not been registered under the Securities Act of 1933, as amended (“Securities Act”) for an equal principal amount of new 3.812% Notes due 2047 which had been registered under the Securities Act (“Registered Notes”). 99.4% of the Exchange Notes were exchanged for Registered Notes, representing 99.4% of the principal amount of the Company’s outstanding 3.812% Notes due 2047.

On February 22, 2018, the Company paid its Two year floating rate Euro notes due 2018.

For the issuances described above, unless otherwise noted, all debt issuance costs are deferred and recognized as a direct deduction to the related debt liability and are amortized to interest expense over the debt term.

In connection with the Garrett spin-off, wholly owned subsidiaries of Garrett issued notes and entered new credit facilities, which obligations were retained by Garrett in the spin-off. On September 27, 2018 the Company received net proceeds of $1,604 million from such borrowings.

In connection with the Resideo spin-off, wholly owned subsidiaries of Resideo issued notes and entered new credit facilities, which obligations were retained by Resideo in the spin-off. On October 25, 2018 the Company received net proceeds of $1,197 million from such borrowings.

On February 16, 2018, the Company entered into a $1.5 billion 364-Day Credit Agreement with a syndicate of banks. This 364-Day Credit Agreement was maintained for general corporate purposes and was terminated November 9, 2018.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 14. Lease Commitments

Future minimum lease payments under operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

At December 31, 2018
2019	$210
2020	168
2021	142
2022	109
2023	80
Thereafter	147

$856

Rent expense was $360 million, $385 million and $387 million in 2018, 2017 and 2016.

Note 15. Financial Instruments and Fair Value Measures

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

We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in other (income) expense. We partially hedge forecasted sales and purchases, which are denominated in non-functional currencies, with foreign currency exchange contracts. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the foreign currency exchange contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. At December 31, 2018 and 2017, we had contracts with notional amounts of $14,995 million and $9,273 million to exchange foreign currencies, principally the U.S. Dollar, Euro, British Pound, Canadian Dollar, Mexican Peso, Swiss Franc, Indian Rupee, Russian Ruble, and Chinese Renminbi. As of December 31, 2018, we estimate that approximately $90 million of net

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

derivative gains related to our cash flow hedges included in Accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.

We have also designated foreign currency debt and certain derivative contracts as hedges against portions of our net investment in foreign operations during the year ended December 31, 2018. Gains or losses on the effective portion of the foreign currency debt designated as a net investment hedge are recorded in the same manner as foreign currency translation adjustments. The Company did not have ineffectiveness related to net investment hedges during the year ended December 31, 2018.

Interest Rate Risk Management—We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At December 31, 2018 and 2017, interest rate swap agreements designated as fair value hedges effectively changed $2,600 million of fixed rate debt at 2.93% to LIBOR based floating rate debt. Our interest rate swaps mature at various dates through 2026.

Fair Value of Financial Instruments—The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Assets:
Foreign currency exchange contracts	$119	$17
Available for sale investments	1,784	3,916
Interest rate swap agreements	20	44
Cross currency swap agreements	32	—
Liabilities:
Foreign currency exchange contracts	$4	$70
Interest rate swap agreements	65	52

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

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$333	$329	$296	$289
Liabilities
Long-term debt and related current maturities	$12,628	$13,133	$13,924	$14,695

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table sets forth the amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

Line in the Consolidated Balance Sheet of Hedged Item	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Long-term debt	$2,555	$2,592	$(45)	$(8)

The Company determined the fair value of the long-term receivables by discounting based upon the terms of the receivable and counterparty details including credit quality. As such, the fair value of these receivables is considered level 2. The Company determined the fair value of the long-term debt and related current maturities utilizing transactions in the listed markets for identical or similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered level 2.

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Losses on interest rate swap agreements recognized in earnings were $37 million, $29 million and $71 million in the years ended December 31, 2018, 2017 and 2016. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $394 million of income and $207 million of expense in Other (income) expense in the years ended December 31, 2018 and 2017. We recognized $232 million of income in Other (income) expense in the year ended December 31, 2016.

The following tables summarize the location and impact to the Consolidated Statement of Operations related to fair value and cash flow hedging relationships:

	Year Ended December 31, 2018
	Revenue	Cost of Products Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$41,802	$23,634	$6,051	$(1,149)	$367
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	(9)	(35)	(2)	47	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	6	—	9	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged Items	—	—	—	—	37
Derivatives designated as hedges	—	—	—	—	(37)

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Year Ended December 31, 2017
	Revenue	Cost of Products Sold	SG&A	Interest and Other Financial Charges
	$40,534	$23,176	$6,087	$316
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	15	31	28	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged Items	—	—	—	29
Derivatives designated as hedges	—	—	—	(29)

The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

Derivatives Net Investment Hedging Relationships	Years Ended December 31,
	2018	2017
Euro-denominated long-term debt	$177	$(582)
Euro-denominated commercial paper	168	(458)
Cross currency swap	44	—

Note 16. Other Liabilities

	December 31,
	2018	2017
Pension and other employee related	$1,795	$1,986
Income taxes	2,236	2,898
Environmental	580	369
Insurance	236	233
Product warranties and performance guarantees	67	101
Asset retirement obligations	74	82
Deferred income	1,264	76
Other	150	185

	$6,402	$5,930

Note 17. Capital Stock

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

In December 2017, the Board of Directors authorized the repurchase of up to $8 billion of Honeywell common stock. Approximately $3.7 billion and $7.7 billion remained available as of December 31, 2018, and December 31, 2017 for additional share repurchases.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

We repurchased approximately 26.5 million and 20.5 million shares of our common stock in 2018 and 2017, for $4,000 million and $2,889 million.

We are authorized to issue up to 40,000,000 shares of preferred stock, without par value, and can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2018, there was no preferred stock outstanding.

Note 18. Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) are provided in the tables below. Comprehensive income (loss) attributable to noncontrolling interest consists predominantly of net income.

	Pre-tax	Tax	After-Tax
Year Ended December 31, 2018
Foreign exchange translation adjustment	$(728)	$—	$(728)
Pensions and other postretirement benefit adjustments	(727)	168	(559)
Changes in fair value of effective cash flow hedges	102	(17)	85

	$(1,353)	$151	$(1,202)

Year Ended December 31, 2017
Foreign exchange translation adjustment	$(37)	$—	$(37)
Pensions and other postretirement benefit adjustments	847	(170)	677
Changes in fair value of effective cash flow hedges	(194)	33	(161)

	$616	$(137)	$479

Year Ended December 31, 2016
Foreign exchange translation adjustment	$(52)	$—	$(52)
Pensions and other postretirement benefit adjustments	(336)	101	(235)
Changes in fair value of effective cash flow hedges	134	(26)	108

	$(254)	$75	$(179)

Components of Accumulated Other Comprehensive Income (Loss)

	December 31,
	2018	2017
Cumulative foreign exchange translation adjustment	$(2,709)	$(1,981)
Pensions and other postretirement benefit adjustments	(761)	(202)
Fair value of effective cash flow hedges	33	(52)

	$(3,437)	$(2,235)

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2016	$(1,944)	$(879)	$109	$(2,714)
Other comprehensive income (loss) before reclassifications	(37)	645	(101)	507
Amounts reclassified from accumulated other comprehensive income (loss)	—	32	(60)	(28)

Net current period other comprehensive income (loss)	(37)	677	(161)	479

Balance at December 31, 2017	$(1,981)	$(202)	$(52)	$(2,235)

Other comprehensive income (loss) before reclassifications	(685)	(569)	89	(1,165)
Amounts reclassified from accumulated other comprehensive income	—	(37)	(4)	(41)
Spin-off	(43)	47	—	4

Net current period other comprehensive income (loss)	(728)	(559)	85	(1,202)

Balance at December 31, 2018	$(2,709)	$(761)	$33	$(3,437)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31, 2018 Affected Line in the Consolidated Statement of Operations
	Product Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Admin. Expenses	Other (Income) Expense	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$—	$—	$—	$45	$45
Prior service (credit) recognized	—	—	—	—	(99)	(99)
Settlements and curtailments	—	—	—	—	2	2
Losses (gains) on cash flow hedges	10	30	6	2	(47)	1

Total before tax	$10	$30	$6	$2	$(99)	$(51)

Tax expense (benefit)						10

Total reclassifications for the period, net of tax						$(41)

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Year Ended December 31, 2017 Affected Line in the Consolidated Statement of Operations
	Product Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Admin. Expenses	Other (Income) Expense	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$—	$—	$—	$110	$110
Prior service (credit) recognized	—	—	—	—	(103)	(103)
Settlements and curtailments	—	—	—	—	24	24
Losses (gains) on cash flow hedges	(15)	(22)	(4)	(28)	—	(69)

Total before tax	$(15)	$(22)	$(4)	$(28)	$31	$(38)

Tax expense (benefit)						10

Total reclassifications for the period, net of tax						$(28)

Note 19. Stock-Based Compensation Plans

The 2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (2016 Plan) and 2016 Stock Plan for Non-Employee Directors of Honeywell International Inc (2016 Directors Plan) were both approved by the shareowners at the Annual Meeting of Shareowners effective on April 25, 2016. Following approval of both plans, we have not and will not grant any new awards under any previously existing stock-based compensation plans. At December 31, 2018, there were 40,270,690, and 893,809 shares of Honeywell common stock available for future grants under terms of the 2016 Plan and 2016 Directors Plan, respectively.

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

The following table summarizes the impact to the Consolidated Statement of Operations from stock options:

	Years Ended December 31,
	2018	2017	2016
Compensation expense	$64	$79	$87
Future income tax benefit recognized	13	17	29

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Weighted average fair value per share of options granted during the year(1)	$23.63	$16.68	$15.59
Assumptions:
Expected annual dividend yield	2.49%	2.81%	2.92%
Expected volatility	18.93%	18.96%	23.07%
Risk-free rate of return	2.71%	2.02%	1.29%
Expected option term (years)	4.95	5.04	4.97

(1)	Estimated on date of grant using Black-Scholes option-pricing model.

The following table summarizes information about stock option activity for the three years ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	30,569,438	$70.76
Granted	6,281,053	103.51
Exercised	(7,075,852)	57.41
Lapsed or canceled	(1,107,339)	96.81

Outstanding at December 31, 2016	28,667,300	79.57
Granted	5,098,569	125.16
Exercised	(8,840,019)	62.34
Lapsed or canceled	(1,516,557)	109.04

Outstanding at December 31, 2017	23,409,293	94.16
Spin related adjustment(1)	989,158
Granted	3,303,722	148.48
Exercised	(3,399,375)	78.29
Lapsed or canceled	(1,824,217)	123.01

Outstanding at December 31, 2018	22,478,581	$97.83

Vested and expected to vest at December 31, 2018(2)	21,590,740	$96.27

Exercisable at December 31, 2018	14,073,120	$83.42

(1)	Additional options granted to offset the dilutive impact of the spin-offs on outstanding options.

(2)

Represents the sum of vested options of 14.1 million and expected to vest options of 7.5 million. Expected to vest options are derived by applying the pre-vesting forfeiture rate assumption to total outstanding unvested options of 8.6 million.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2018:

Range of Exercise prices	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted Average Life(1)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$27.00–$64.99	3,225,142	2.47	$53.34	$254	3,225,142	$53.34	$254
$65.00–$89.99	4,788,204	4.72	79.22	253	4,788,204	79.22	253
$90.00–$99.99	7,614,190	6.69	98.80	254	4,885,314	98.82	163
$100.00–$134.99	4,155,389	8.12	119.20	54	1,155,376	118.67	16
$135.00–$156.00	2,695,656	9.17	148.45	—	19,084	148.79	—

	22,478,581	6.23	97.83	$815	14,073,120	$83.42	$686

(1)	Average remaining contractual life in years.

There were 12,288,854, and 15,536,961 options exercisable at weighted average exercise prices of $78.35 and $63.39 at December 31, 2017 and 2016.

The following table summarizes the financial statement impact from stock options exercised:

Options Exercised	Years Ended December 31,
	2018	2017	2016
Intrinsic value(1)	$238	$620	$395
Tax benefit realized	47	221	137

(1)	Represents the amount by which the stock price exceeded the exercise price of the options on the date of exercise.

At December 31, 2018 there was $89 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.43 years. The total fair value of options vested during 2018, 2017 and 2016 was $73 million, $87 million and $76 million.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes information about RSU activity for the three years ended December 31, 2018:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2015	4,981,588	$82.18
Granted	1,364,469	110.49
Vested	(1,486,173)	68.58
Forfeited	(392,541)	88.88

Non-vested at December 31, 2016	4,467,343	94.17
Granted	1,274,791	129.71
Vested	(1,289,892)	81.37
Forfeited	(505,415)	103.06

Non-vested at December 31, 2017	3,946,827	108.60
Spin related adjustment(1)	154,346
Granted	1,360,338	153.46
Vested	(988,787)	91.68
Forfeited	(814,851)	117.40

Non-vested at December 31, 2018	3,657,873	$125.35

(1)	Additional RSU grants to offset the dilutive impact of the spin-offs on non-vested RSUs.

As of December 31, 2018, there was approximately $218 million of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 3.05 years.

The following table summarizes the impact to the Consolidated Statement of Operations from RSUs:

	Years Ended December 31,
	2018	2017	2016
Compensation expense	$111	$97	$97
Future income tax benefit recognized	21	19	30

Note 20. Commitments and Contingencies

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

The following table summarizes information concerning our recorded liabilities for environmental costs:

	Years Ended December 31,
	2018	2017	2016
Beginning of year	$595	$511	$518
Accruals for environmental matters deemed probable and reasonably estimable	395	287	195
Environmental liability payments	(218)	(212)	(228)
Other	(17)	9	26

End of year	$755	$595	$511

Environmental liabilities are included in the following balance sheet accounts:

	December 31,
	2018	2017
Accrued liabilities	$175	$226
Other liabilities	580	369

	$755	$595

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

In conjunction with the Resideo spin-off, the Company entered into an indemnification and reimbursement agreement with a Resideo subsidiary, pursuant to which Resideo’s subsidiary has an ongoing obligation to make cash payments to Honeywell in amounts equal to 90 percent of Honeywell’s annual net spending for environmental matters at certain sites as defined in the agreement. The amount payable to Honeywell in any given year is subject to a cap of $140 million, and the obligation will continue until the earlier of December 31, 2043, or December 31 of the third consecutive year during which the annual payment obligation has been less than $25 million. Reimbursements associated with this indemnification agreement were $25 million in 2018 and offset operating cash outflows incurred by the Company. As the Company records the accruals for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification agreement, a corresponding receivable from Resideo for 90 percent of that accrual is also recorded. This receivable amount recorded in 2018 subsequent to the spin-off was $50 million. As

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

of December 31, 2018, Other Current Assets and Other Assets includes $140 million and $476 million representing the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.

Asbestos Matters

Honeywell is a defendant in asbestos related personal injury actions related to North American Refractories Company (“NARCO”), which was sold in 1986, and Bendix Friction Materials (“Bendix”) business, which was sold in 2014.

In the third quarter of 2018, the Company revised its accounting to correct the time period associated with the determination of appropriate accruals for the legacy Bendix asbestos-related liability for unasserted claims. The prior accounting treatment applied a five-year time horizon; the revised treatment reflects the full term of epidemiological projections through 2059. Previously issued financial statements have been revised for this correction with the following effects: The Company’s revised estimated asbestos-related liabilities are now $2,610 million as of December 31, 2017, which is $1,087 million higher than the Company’s prior estimate. The Company’s insurance recoveries for asbestos-related liabilities are estimated to be $503 million as of December 31, 2017, which is $68 million higher than the Company’s prior estimate. As of December 31, 2017, the net deferred income taxes impact was $245 million, with a decrease to liabilities and increase to assets, and the cumulative impact on retained earnings was a decrease of $774 million. For 2017 and 2016 Cost of services sold decreased $48 million and $5 million, Tax expense increased $158 million and $2 million, and Net income decreased $110 million and $3 million.

This revision followed the Securities and Exchange Commission (SEC) Division of Corporation Finance review of our Annual Report on Form 10-K for 2017, which included review of our prior accounting for liability for unasserted Bendix-related asbestos claims. On September 13, 2018, following completion of Corporation Finance’s review, the SEC Division of Enforcement advised that it has opened an investigation related to this matter. Honeywell intends to provide requested information and otherwise fully cooperate with the SEC staff. On October 31, 2018, David Kanefsky, a Honeywell shareholder, filed a putative class action complaint alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 related to the prior accounting for Bendix asbestos claims. We believe the Complaint has no merit.

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2018			2017			2016
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$1,703	$907	$2,610	$1,789	$919	$2,708	$1,793	$921	$2,714
Accrual for update to estimated liability	197	32	229	199	31	230	203	9	212
Change in estimated cost of future claims	(72)	—	(72)	(65)	—	(65)	(10)	—	(10)
Update of expected resolution values for pending claims	1	—	1	3	—	3	4	—	4
Asbestos related liability payments	(206)	(48)	(254)	(223)	(43)	(266)	(201)	(11)	(212)

End of year	$1,623	$891	$2,514	$1,703	$907	$2,610	$1,789	$919	$2,708

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Insurance Recoveries for Asbestos Related Liabilities

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2018			2017			2016
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$191	$312	$503	$201	$319	$520	$222	$325	$547
Probable insurance recoveries related to estimated liability	11	—	11	10	—	10	8	—	8
Insurance receipts for asbestos related liabilities	(33)	(5)	(38)	(20)	(7)	(27)	(37)	(6)	(43)
Insurance receivables settlements and write offs	1	—	1	—	—	—	7	—	7
Other	—	—	—	—	—	—	1	—	1

End of year	$170	$307	$477	$191	$312	$503	$201	$319	$520

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	December 31,
	2018	2017
Other current assets	$40	$24
Insurance recoveries for asbestos related liabilities	437	479

	$477	$503

Accrued liabilities	$245	$350
Asbestos related liabilities	2,269	2,260

	$2,514	$2,610

NARCO Products—Honeywell’s predecessor, Allied Corporation owned NARCO from 1979 to 1986. When the NARCO business was sold, Honeywell’s predecessor entered into a cross-indemnity agreement with NARCO which included an obligation to indemnify the purchaser for asbestos claims. Such claims arise primarily from alleged occupational exposure to asbestos-containing refractory brick and mortar for high-temperature applications. NARCO ceased manufacturing these products in 1980, and the first asbestos claims were filed in the tort system against NARCO in 1983. Claims filings and related costs increased dramatically in the late 1990s through 2001, which led to NARCO filing for bankruptcy in January 2002. Once NARCO filed for bankruptcy, all then current and future NARCO asbestos claims were stayed against both NARCO and Honeywell pending the reorganization of NARCO.

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

The NARCO Trust Distribution Procedures were finalized in 2006, and the Company updated its NARCO Trust Liability to reflect the final terms and payment values. The original 15-year period (from 2004 through 2018) for unasserted claims did not change as asbestos claims filings continued to be stayed against both Honeywell and NARCO. The 2006 update resulted in a range of the estimated liability for unasserted claims of $743 million to $961 million, and we believed that no amount within this range was a better estimate than any other amount. In accordance with ASC 450–Contingencies (“ASC 450”), we recorded the low end of the range of $743 million which resulted in a reduction of $207 million in our NARCO Trust Liability.

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

The NARCO Trust Agreement and the NARCO Trust Distribution Procedures are the principal documents setting forth the structure of the NARCO Trust. These documents establish Honeywell’s evergreen funding obligations. Honeywell is obligated to fund NARCO asbestos claims submitted to the NARCO Trust which qualify for payment under the Trust Distribution Procedures (Annual Contribution Claims), subject to an annual cap of $145 million. However, the initial $100 million of claims processed through the NARCO Trust (the Initial Claims Amount) will not count against the annual cap and any unused portion of the Initial Claims Amount will roll over to subsequent years until fully utilized. These documents also establish the material operating rules for the NARCO Trust, including Honeywell audit rights and the criteria claimants must meet to have a valid claim paid. These claims payment criteria include providing the NARCO Trust with adequate medical evidence of the claimant’s asbestos-related condition and credible evidence of exposure to a specific NARCO asbestos-containing product. Further, the NARCO Trust is eligible to receive cash dividends from Harbison-Walker International Inc (“HWI”), the reorganized and renamed entity that emerged, fully operational, from the NARCO bankruptcy. The NARCO Trust is required to use any funding received from HWI to pay Annual Contribution Claims until those funds are exhausted. It is only at this point that Honeywell’s funding obligation to the Trust is triggered. Thus, there is an unrelated primary source for funding that affects Honeywell’s funding of the NARCO Trust Liability.

Once operational, the NARCO Trust began to receive, process and pay claims that had been previously stayed pending the Trust becoming operational. As the NARCO Trust began to pay claims in 2014, we began to assert our on-going audit rights to review and monitor the claims processor’s adherence to the established requirements of the NARCO Trust Distribution Procedures. While doing

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

so, we identified several issues with the way the Trust was implementing the NARCO Trust Distribution Procedures. In 2015, Honeywell filed suit against the NARCO Trust in Bankruptcy Court alleging breach of certain provisions of the NARCO Trust Agreement and NARCO Trust Distribution Procedures. The parties agreed to dismiss the proceeding without prejudice pursuant to an 18-month Standstill Agreement, which expired in October 2017. Notwithstanding its expiration, claims processing continues, and Honeywell continues to negotiate and attempt to resolve remaining disputed issues (that is, instances where Honeywell believes the NARCO Trust is not processing claims in accordance with established NARCO Trust Distribution Procedures). Honeywell reserves the right to seek judicial intervention should negotiations fail.

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

As of December 31, 2018, our total NARCO asbestos liability of $891 million reflects Pre-bankruptcy NARCO liability of $148 million and NARCO Trust Liability of $743 million. Through December 31, 2018, Pre-bankruptcy NARCO Liability has been reduced by approximately $2 billion since first established in 2002, largely related to settlement payments. The remaining Pre-bankruptcy NARCO liability principally represents estimated amounts owed pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the NARCO Trust subject to qualification under the terms of the settlement agreements and Trust Distribution Procedures. The other NARCO bankruptcy obligations were paid in 2013 and no further liability is recorded.

As of December 31, 2018, Honeywell has not made any payments to the NARCO Trust for Annual Contribution Claims as Annual Contribution Claims which have been paid since the Trust became operational have been funded by cash dividends from HWI.

Honeywell continues to evaluate the appropriateness of the $743 million NARCO Trust Liability. Despite becoming effective in 2013, the NARCO Trust has experienced delays in becoming fully operational. Violations of the Trust Distribution Procedures and the resulting disputes and challenges, a standstill pending dispute resolution, and limited claims payments, have all contributed to the lack of sufficient normalized data based on actual claims processing experience in the Trust since it became operational. As a result, we have not been able to further update the NARCO Trust Liability. The $743 million NARCO Trust Liability continues to be appropriate because of the unresolved pending claims in the Trust, some portion of which will result in payouts in the future, and because new claims continue to be filed with the NARCO Trust. When sufficiently reliable claims data exists, we will update our estimate of the NARCO Trust Liability and it is possible that a material change may need to be recognized.

Our insurance receivable of $307 million as of December 31, 2018, corresponding to the estimated liability for asserted and unasserted NARCO asbestos claims, reflects coverage which reimburses Honeywell for portions of NARCO-related indemnity and defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. We conduct analyses to estimate the probable amount of insurance that is recoverable for asbestos claims. While the substantial majority of our

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding insurers.

Bendix Products—Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix related asbestos claims activity:

Claims Activity	Years Ended December 31,
	2018	2017
Claims Unresolved at the beginning of year	6,280	7,724
Claims Filed	2,430	2,645
Claims Resolved	(2,501)	(4,089)

Claims Unresolved at the end of year	6,209	6,280

Disease Distribution of Unresolved Claims	December 31,
	2018	2017
Mesothelioma and Other Cancer Claims	2,949	3,062
Nonmalignant Claims	3,260	3,218

Total Claims	6,209	6,280

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in whole dollars)
Malignant claims	$55,300	$56,000	$44,000	$44,000	$53,500
Nonmalignant claims	$4,700	$2,800	$4,485	$100	$120

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

Honeywell reflects the inclusion of all years of epidemiological disease projection through 2059 when estimating the liability for unasserted Bendix-related asbestos claims. Such liability for unasserted Bendix-related asbestos claims is based on historic and anticipated claims filing experience and dismissal rates, disease classifications, and resolution values in the tort system for the previous five years.

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

In conjunction with the Garrett spin-off, the Company entered into an indemnification and reimbursement agreement with a Garrett subsidiary, pursuant to which Garrett’s subsidiary will have an obligation to make cash payments to Honeywell in amounts equal to (i) 90% of Honeywell’s asbestos-related liability payments primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments, in each case related to legacy elements of the Garrett business, including the legal costs of defending and resolving such liabilities, less (ii) 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The amount payable to Honeywell in respect of such liabilities arising in any given year will be subject to a cap of approximately Euro 150 million (equivalent to $175 million at the time the indemnification agreement was entered into). The obligation will continue until the earlier of December 31, 2048, or December 31 of the third consecutive year during which the annual indemnification obligation has been less than the Euro equivalent, at the fixed exchange rate at time of the indemnification agreement, of $25 million. Reimbursements associated with this indemnification agreement were $42 million in 2018. As the Company records the accruals for matters covered by the indemnification agreement, a corresponding receivable from Garrett is recorded for 90 percent of that accrual as determined by the terms of the agreement. In 2018 subsequent to the spin-off, the Company recorded a reversal to the receivable for $17 million in the fourth quarter of 2018. As of December 31, 2018, Other Current Assets and Other Assets includes $171 million and $1,058 million representing the short-term and long-term portion of the receivable amount due from Garrett under the indemnification and reimbursement agreement.

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

	Years Ended December 31,
	2018	2017	2016
Beginning of year	$408	$487	$416
Accruals for warranties/guarantees issued during the year	208	215	326
Adjustment of pre-existing warranties/guarantees	(78)	(27)	(40)
Settlement of warranty/guarantee claims	(228)	(267)	(215)

End of year	$310	$408	$487

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Product warranties and product performance guarantees are included in the following balance sheet accounts:

	December 31,
	2018	2017
Accrued liabilities	$243	$307
Other liabilities	67	101

	$310	$408

Note 21. Pension and Other Postretirement Benefits

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

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$18,151	$17,414	$7,019	$6,483
Service cost	140	172	26	40
Interest cost	573	586	143	147
Plan amendments	—	—	30	(1)
Actuarial (gains) losses	(1,111)	1,234	(356)	(24)
Benefits paid	(1,137)	(1,146)	(264)	(253)
Settlements and curtailments	—	(109)	(9)	—
Foreign currency translation	—	—	(342)	614
Other	(475)	—	(65)	13

Benefit obligation at end of year	16,141	18,151	6,182	7,019

Change in plan assets:
Fair value of plan assets at beginning of year	18,985	16,814	7,151	6,120
Actual return on plan assets	(303)	3,287	(173)	539
Company contributions	34	139	137	161
Benefits paid	(1,137)	(1,146)	(264)	(253)
Settlements and curtailments	—	(109)	—	—
Foreign currency translation	—	—	(378)	569
Other	(470)	—	8	15

Fair value of plan assets at end of year	17,109	18,985	6,481	7,151

Funded status of plans	$968	$834	$299	$132

Amounts recognized in Consolidated Balance Sheet consist of:
Prepaid pension benefit cost(1)	$1,295	$1,205	$1,094	$944
Accrued pension liabilities—current(2)	(27)	(27)	(12)	(12)
Accrued pension liabilities—noncurrent(3)	(300)	(344)	(783)	(800)

Net amount recognized	$968	$834	$299	$132

(1)	Included in Other assets on Consolidated Balance Sheet

(2)	Included in Accrued liabilities on Consolidated Balance Sheet

(3)	Included in Other liabilities on Consolidated Balance Sheet

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Other Postretirement Benefits
	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$530	$492
Service cost	—	—
Interest cost	15	19
Plan amendments	(34)	91
Actuarial (gains) losses	(110)	(14)
Benefits paid	(37)	(58)

Benefit obligation at end of year	364	530

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Company contributions	—	—
Benefits paid	—	—

Fair value of plan assets at end of year	—	—

Funded status of plans	$(364)	$(530)

Amounts recognized in Consolidated Balance Sheet consist of:
Accrued liabilities	$(62)	$(62)
Postretirement benefit obligations other than pensions(1)	(302)	(468)

Net amount recognized	$(364)	$(530)

(1)	Excludes non-U.S. plans of $42 million and $44 million in 2018 and 2017.

Amounts recognized in Accumulated other comprehensive (income) loss associated with our significant pension and other postretirement benefit plans at December 31, 2018 and 2017 are as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
Prior service (credit) cost	$(218)	$(268)	$20	$(13)
Net actuarial loss	860	248	600	427

Net amount recognized	$642	$(20)	$620	$414

	Other Postretirement Benefits
	2018	2017
Prior service (credit)	$(226)	$(244)
Net actuarial (gain) loss	(4)	109

Net amount recognized	$(230)	$(135)

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The components of net periodic benefit (income) cost and other amounts recognized in Other comprehensive (income) loss for our significant pension and other postretirement benefit plans include the following components:

Net Periodic Benefit Cost	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2018	2017	2016	2018	2017	2016
Service cost	$140	$172	$191	$26	$40	$47
Interest cost	573	586	600	143	147	179
Expected return on plan assets	(1,426)	(1,262)	(1,226)	(443)	(411)	(377)
Amortization of prior service (credit) cost	(43)	(43)	(43)	(1)	(1)	(3)
Recognition of actuarial losses	—	41	27	37	46	246
Settlements and curtailments	—	18	—	(3)	—	(7)

Net periodic benefit (income) cost	$(756)	$(488)	$(451)	$(241)	$(179)	$85

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss	U.S. Plans			Non-U.S. Plans
	2018	2017	2016	2018	2017	2016
Actuarial (gains) losses	$619	$(792)	$121	$250	$(153)	$447
Prior service cost (credit)	—	—	—	30	(1)	—
Prior service credit recognized during year	43	43	43	4	1	10
Actuarial losses recognized during year	—	(59)	(27)	(37)	(46)	(246)
Foreign currency translation	—	—	—	(34)	43	(83)

Total recognized in other comprehensive (income) loss	$662	$(808)	$137	$213	$(156)	$128

Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$(94)	$(1,296)	$(314)	$(28)	$(335)	$213

The estimated prior service (credit) for pension benefits that will be amortized from Accumulated other comprehensive (income) loss into net periodic benefit (income) cost in 2019 are expected to be ($42) million and $0 million for U.S. and non-U.S. pension plans.

Net Periodic Benefit Cost	Other Postretirement Benefits
	Years Ended December 31,
	2018	2017	2016
Service cost	$—	$—	$—
Interest cost	15	19	20
Amortization of prior service (credit)	(52)	(58)	(76)
Recognition of actuarial losses	3	13	22

Net periodic benefit (income) cost	$(34)	$(26)	$(34)

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss	Years Ended December 31,
	2018	2017	2016
Actuarial (gains) losses	$(110)	$(14)	$(31)
Prior service cost (credit)	(34)	91	27
Prior service credit recognized during year	52	58	76
Actuarial losses recognized during year	(3)	(13)	(22)

Total recognized in other comprehensive (income) loss	$(95)	$122	$50

Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$(129)	$96	$16

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The estimated net loss and prior service (credit) for other postretirement benefits that will be amortized from Accumulated other comprehensive (income) loss into net periodic benefit (income) cost in 2019 are expected to be $0 and ($62) million.

Major actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for our significant benefit plans are presented in the following table as weighted averages.

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2018	2017	2016	2018	2017	2016
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	4.35%	3.68%	4.20%	2.63%	2.36%	2.51%
Expected annual rate of compensation increase	3.25%	4.50%	4.50%	2.46%	0.73%	2.17%
Actuarial assumptions used to determine net periodic benefit (income) cost for years ended December 31:
Discount rate—benefit obligation	3.68%	4.20%	4.46%	2.36%	2.51%	3.49%
Discount rate—service cost	3.77%	4.42%	4.69%	2.20%	2.14%	2.92%
Discount rate—interest cost	3.27%	3.49%	3.59%	2.08%	2.19%	3.07%
Expected rate of return on plan assets	7.75%	7.75%	7.75%	6.23%	6.43%	6.65%
Expected annual rate of compensation increase	4.50%	4.50%	4.48%	2.49%	2.17%	2.11%

	Other Postretirement Benefits
	2018	2017	2016
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	4.07%	3.39%	3.65%
Actuarial assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate(1)	3.39%	3.60%	3.80%

(1)	Discount rate was 3.65% for 1/1/17 through 2/28/17. Rate was changed to 3.60% for the remainder of 2017 due to Plan remeasurement as of 3/1/17.

The discount rate for our U.S. pension and other postretirement benefits plans reflects the current rate at which the associated liabilities could be settled at the measurement date of December 31. To determine discount rates for our U.S. pension and other postretirement benefit plans, we use a modeling process that involves matching the expected cash outflows of our benefit plans to a yield curve constructed from a portfolio of high quality, fixed-income debt instruments. We use the single weighted-average yield of this hypothetical portfolio as a discount rate benchmark. We utilize a full yield curve approach in the estimation of the service and interest cost components of net periodic pension benefit (income) for our significant pension plans. This approach applies the specific spot rates along the yield curve used in the determination of the pension benefit obligation to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. For our U.S. pension plans, the single weighted average spot rates used to determine service and interest costs for 2019 are 4.47% and 3.94%. The discount rate used to determine the other postretirement benefit obligation is lower principally due to a shorter expected duration of other postretirement plan obligations as compared to pension plan obligations.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Our expected rate of return on U.S. plan assets of 6.75% at December 31, 2018 was down from 7.75% at December 31, 2017 reflecting a re-balancing of assets to more fixed income during 2018. Our asset return assumption is based on historical plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations with a focus on long-term trends rather than short-term market conditions. We review the expected rate of return on an annual basis and revise it as appropriate.

For non-U.S. benefit plans actuarial assumptions reflect economic and market factors relevant to each country.

Pension Benefits

The following amounts relate to our significant pension plans with accumulated benefit obligations exceeding the fair value of plan assets.

	December 31,
	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
Projected benefit obligation	$327	$371	$1,668	$1,082
Accumulated benefit obligation	$321	$360	$1,604	$1,018
Fair value of plan assets	—	—	$873	$269

Accumulated benefit obligation for our U.S. defined benefit pension plans were $16.1 billion and $18.1 billion and for our Non-U.S. defined benefit pension plans were $6.1 billion and $6.9 billion at December 31, 2018 and 2017.

Our asset investment strategy for our U.S. pension plans focuses on maintaining a diversified portfolio using various asset classes in order to achieve our long-term investment objectives on a risk adjusted basis. During 2018, we began to employ a de-risking strategy which increases the matching characteristics of our assets relative to our obligation. Our long-term target allocations are as follows: 45%-70% fixed income securities and cash, 35%-50% equity securities, 5%-10% real estate investments, and 10%-20% other types of investments. Equity securities include publicly-traded stock of companies located both inside and outside the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, and U.S. Treasuries. Real estate investments include direct investments in commercial properties and investments in real estate funds. Other types of investments include investments in private equity and hedge funds that follow several different strategies. We review our assets on a regular basis to ensure that we are within the targeted asset allocation ranges and, if necessary, asset balances are adjusted back within target allocations.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The fair values of both our U.S. and non-U.S. pension plans assets by asset category are as follows:

	U.S. Plans
	December 31, 2018
	Total	Level 1	Level 2	Level 3
Equities:
Honeywell common stock	$2,438	$2,438	—	—
U.S. equities	1,365	1,365	—	—
Non-U.S. equities	753	753	—	—
Real estate investment trusts	244	244	—	—
Fixed income:
Short term investments	877	877	—	—
Government securities	993	—	993	—
Corporate bonds	6,824	—	6,824	—
Mortgage/Asset-backed securities	1,032	—	1,032	—
Insurance contracts	8	—	8	—
Direct investments:
Direct private investments	829	—	—	829
Real estate properties	657	—	—	657

Total	16,020	$5,677	$8,857	$1,486

Investments measured at NAV:
Private funds	931
Real estate funds	56
Hedge funds	1
Commingled Funds	101

Total assets at fair value	$17,109

	U.S. Plans
	December 31, 2017
	Total	Level 1	Level 2	Level 3
Equities:
Honeywell common stock	$2,832	$2,832	$—	$—
U.S. equities	3,573	3,573	—	—
Non-U.S. equities	2,631	2,618	13	—
Real estate investment trusts	265	265	—	—
Fixed income:
Short term investments	919	919	—	—
Government securities	428	—	428	—
Corporate bonds	5,052	—	5,052	—
Mortgage/Asset-backed securities	742	—	742	—
Insurance contracts	8	—	8	—
Direct investments:
Direct private investments	752	—	—	752
Real estate properties	597	—	—	597

Total	17,799	$10,207	$6,243	$1,349

Investments measured at NAV:
Private funds	901
Real estate funds	84
Hedge funds	20
Commingled funds	181

Total assets at fair value	$18,985

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Non-U.S. Plans
	December 31, 2018
	Total	Level 1	Level 2	Level 3
Equities:
U.S. equities	$429	$297	132	—
Non-U.S. equities	1,356	44	1,312	—
Fixed income:
Short-term investments	189	189	—	—
Government securities	2,572	—	2,572	—
Corporate bonds	1,468	—	1,468	—
Mortgage/Asset-backed securities	60	—	60	—
Insurance contracts	137	—	137	—
Investments in private funds:
Private funds	46	—	12	34
Real estate funds	144	—	—	144

Total	6,401	$530	$5,693	$178

Investments measured at NAV:
Private funds	26
Real estate funds	54

Total assets at fair value	$6,481

	Non-U.S. Plans
	December 31, 2017
	Total	Level 1	Level 2	Level 3
Equities:
U.S. equities	$573	$420	$153	$—
Non-U.S. equities	2,801	99	2,702	—
Fixed income:
Short-term investments	238	238	—	—
Government securities	1,685	—	1,685	—
Corporate bonds	1,364	—	1,364	—
Mortgage/Asset-backed securities	47	—	47	—
Insurance contracts	157	—	157	—
Investments in private funds:
Private funds	52	—	21	31
Real estate funds	149	—	—	149

Total	7,066	$757	$6,129	$180

Investments measured at NAV:
Private funds	29
Real estate funds	56

Total assets at fair value	$7,151

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes changes in the fair value of Level 3 assets for both U.S. and Non-U.S. plans:

	U.S. Plans		Non-U.S. Plans
	Direct Private Investments	Real Estate Properties	Private Funds	Real Estate Funds
Balance at December 31, 2016	$609	$664	$23	$124
Actual return on plan assets:
Relating to assets still held at year-end	33	2	5	26
Relating to assets sold during the year	51	31	—	—
Purchases	148	18	6	—
Sales and settlements	(89)	(118)	(3)	(1)

Balance at December 31, 2017	752	597	31	149
Actual return on plan assets:
Relating to assets still held at year-end	36	33	1	(4)
Relating to assets sold during the year	65	2	—	—
Purchases	95	47	2	—
Sales and settlements	(119)	(22)	—	(1)

Balance at December 31, 2018	$829	$657	$34	$144

The Company enters into futures contracts to gain exposure to certain markets. Sufficient cash or cash equivalents are held by our pension plans to cover the notional value of the futures contracts. At December 31, 2018 and 2017, our U.S. plans had contracts with notional amounts of $2,808 million and $4,188 million. At December 31, 2018 and 2017, our non-U.S. plans had contracts with notional amounts of $111 million and $133 million. In both our U.S. and non-U.S. pension plans, the notional derivative exposure is related to outstanding equity and fixed income futures contracts.

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

Our funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2018, 2017, and 2016, we were not required to make contributions to our U.S. pension plans and no contributions were made. We are not required to make any contributions to our U.S. pension plans in 2019. In 2018, contributions of $115 million were made to our non-U.S. pension plans to satisfy regulatory funding requirements. In 2019, we expect to make contributions of cash and/or marketable securities of approximately $42 million to our non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both our U.S. and non-U.S. pension plans do not reflect benefits paid directly from Company assets.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2019	$1,177	$254
2020	1,171	259
2021	1,167	266
2022	1,163	273
2023	1,160	280
2024-2028	5,564	1,519

Other Postretirement Benefits

	December 31,
	2018	2017
Assumed health care cost trend rate:
Health care cost trend rate assumed for next year	7.00%	6.50%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2029	2023

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1 percentage point
	Increase	Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	$18	$(14)

Benefit payments reflecting expected future service, as appropriate, are expected to be paid as follows:

	Without Impact of Medicare Subsidy	Net of Medicare Subsidy
2019	$52	$48
2020	48	44
2021	44	40
2022	40	37
2023	38	34
2024-2028	109	98

Note 22. Segment Financial Data

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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Net Sales
Aerospace
Product	$10,415	$10,067	$9,926
Service	5,078	4,712	4,825

Total	15,493	14,779	14,751
Honeywell Building Technologies
Product	7,868	8,396	8,250
Service	1,430	1,381	1,240

Total	9,298	9,777	9,490
Performance Materials and Technologies
Product	8,589	8,521	8,725
Service	2,085	1,818	1,711

Total	10,674	10,339	10,436
Safety and Productivity Solutions
Product	5,976	5,333	4,461
Service	361	306	164

Total	6,337	5,639	4,625

	$41,802	$40,534	$39,302

Depreciation and amortization
Aerospace	$281	$279	$275
Honeywell Building Technologies	112	118	107
Performance Materials and Technologies	452	441	399
Safety and Productivity Solutions	216	219	188
Corporate	55	58	61

	$1,116	$1,115	$1,030

Segment Profit
Aerospace	$3,503	$3,288	$2,991
Honeywell Building Technologies	1,608	1,650	1,621
Performance Materials and Technologies	2,328	2,206	2,112
Safety and Productivity Solutions	1,032	852	680
Corporate	(281)	(306)	(218)

	$8,190	$7,690	$7,186

Capital expenditures
Aerospace	$308	$380	$331
Honeywell Building Technologies	125	88	92
Performance Materials and Technologies	254	303	473
Safety and Productivity Solutions	78	79	55
Corporate	63	181	144

	$828	$1,031	$1,095

	December 31,
	2018	2017	2016
Total Assets
Aerospace	$11,234	$11,769	$11,426
Honeywell Building Technologies	6,010	10,592	10,392
Performance Materials and Technologies	17,827	17,203	15,835
Safety and Productivity Solutions	9,886	9,456	8,951
Corporate	12,816	10,450	7,962

	$57,773	$59,470	$54,566

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

A reconciliation of segment profit to consolidated income from continuing operations before taxes are as follows:

	Years Ended December 31,
	2018	2017	2016
Segment Profit	$8,190	$7,690	$7,186
Interest and other financial charges	(367)	(316)	(338)
Stock compensation expense(1)	(175)	(176)	(184)
Pension ongoing income (expense)(2)	992	713	601
Pension mark-to-market expense(2)	(37)	(87)	(273)
Other postretirement income (expense)(2)	32	21	32
Repositioning and other charges(3)	(1,091)	(973)	(690)
Other(4)	(57)	78	118

Income before taxes	$7,487	$6,950	$6,452

(1)	Amounts included in Selling, general and administrative expenses.

(2)	Amounts included in Cost of products and services sold and Selling, general and administrative expenses (service costs) and Other income/expense (non-service cost components).

(3)	Amounts included in Cost of products and services sold, Selling, general and administrative expenses, and Other income/expense.

(4)	Amounts include the other components of Other income/expense not included within other categories in this reconciliation. Equity income/loss of affiliated companies is included in segment profit.

Note 23. Geographic Areas—Financial Data

	Net Sales(1)			Long-lived Assets(2)
	Years Ended December 31,			December 31,
	2018	2017	2016	2018	2017	2016
United States	$23,841	$22,722	$22,652	$3,601	$3,604	$3,744
Europe	10,066	10,400	9,966	571	927	741
Other International	7,895	7,412	6,684	1,124	1,395	1,308

	$41,802	$40,534	$39,302	$5,296	$5,926	$5,793

(1)

Sales between geographic areas approximate market and are not significant. Net sales are classified according to their country of origin. Included in United States net sales are export sales of $5,293 million, $4,974 million and $5,290 million in 2018, 2017 and 2016.

(2)	Long-lived assets are comprised of property, plant and equipment - net.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 24. Supplemental Cash Flow Information

	Years Ended December 31,
	2018	2017	2016
Net payments for repositioning and other charges:
Severance and exit cost payments	$(285)	$(177)	$(228)
Environmental payments	(218)	(212)	(228)
Indemnity receipts	67	—	—
Insurance receipts for asbestos related liabilities	38	27	43
Asbestos related liability payments	(254)	(266)	(212)

	$(652)	$(628)	$(625)

Interest paid, net of amounts capitalized	$353	$306	$329
Income taxes paid, net of refunds	1,566	1,751	1,142
Non-cash investing and financing activities:
Common stock contributed to savings plans	52	172	168
Marketable securities contributed to non-U.S. pension plans	99	89	106

Note 25. Unaudited Quarterly Financial Information

	2018
	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Net sales	$10,392	$10,919	$10,762	$9,729	$41,802
Gross profit	3,201	3,305	3,206	3,044	12,756
Net income attributable to Honeywell	1,439	1,267	2,338	1,721	6,765
Earnings per common share—basic(1)(4)	1.92	1.70	3.15	2.34	9.10
Earnings per common share—assuming dilution(1)(4)	1.89	1.68	3.11	2.31	8.98
Cash dividends per common share	0.745	0.745	0.745	0.820	3.055

	2017
	Mar. 31	June 30	Sept. 30	Dec. 31(3)	Year
Net sales	$9,492	$10,078	$10,121	$10,843	$40,534
Gross profit	2,966	3,054	3,067	3,303	12,390
Net income (loss) attributable to Honeywell	1,328	1,391	1,345	(2,519)	1,545
Earnings (loss) per common share—basic(1)(4)	1.74	1.82	1.76	(3.32)	2.03
Earnings (loss) per common share—assuming dilution(1)(2)(4)	1.72	1.80	1.74	(3.32)	2.00
Cash dividends per common share	0.665	0.665	0.665	0.745	2.740

(1)

Total for the full year may differ from the sum of the individual quarters due to the requirement to use weighted average shares each quarter, which may fluctuate with share repurchases and share issuances, and due to the impact of losses in a quarter.

(2)	Due to a loss for the quarter ended December 31, 2017, no incremental shares were included because the effect would be antidilutive.

(3)

For the quarter ended December 31, 2017 Net income (loss) attributable to Honeywell, Earnings (loss) per common share - basic and Earnings (loss) per common share - assuming dilution were impacted by U.S. Tax Reform.

(4)

Earnings per Common Share and Net income attributable to Honeywell were revised for periods prior to Sept. 30, 2018 in connection with our change in accounting for Bendix asbestos-related liabilities for unasserted claims. See Note 20 Commitments and Contingencies for further details.

Report of Independent Registered Public Accounting Firm

To the Shareowners and the Board of Directors of Honeywell International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Honeywell International Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareowners’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the accompanying 2017 and 2016 consolidated statements of operations have been retrospectively adjusted for the adoption of Accounting Standards Update 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

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
February 8, 2019

We have served as the Company’s auditor since 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Honeywell management maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the quarter ended December 31, 2018.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2018. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2018.

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

Management assessed the effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment, management determined that Honeywell maintained effective internal control over financial reporting as of December 31, 2018.

The effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

Item 9B. Other Information

Iran Threat Reduction and Syrian Human Rights Act of 2012

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, Honeywell is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders. All of our activities in Iran during the year ended December 31, 2018, including the activities disclosed below, were conducted by our non-U.S. subsidiaries (i) under General License H, (ii) under General License I, or (iii) under a specific license issued by U.S. Treasury’s Office of Foreign Assets Control (OFAC), and otherwise in compliance with all applicable laws, including sanctions regulations administered by OFAC.

In the year ended December 31, 2018, the non-U.S. subsidiaries of our UOP business, part of Performance Materials and Technologies, engaged in the following activities related to Iran’s oil, gas and/or petrochemical sectors:

•	Delivered services to Iranian counterparties pursuant to new and existing contracts, which resulted in revenue of approximately $31.3 million.

•	Sold non-U.S. origin products to non-U.S. third-parties for end-use in Iran pursuant to new and existing contracts, which resulted in revenue of approximately $14.0 million.

Following our completion of the wind-down activities authorized by OFAC after the United States’ withdrawal from the Joint Comprehensive Plan of Action, we have now ceased doing business in Iran.

On February 4, 2019, Krishna Mikkilineni, the Company’s Senior Vice President of Engineering and Information Technology, communicated his intention to retire from the Company effective as of April 30, 2019 (the “Retirement Date”).

In consideration for Mr. Mikkilineni’s agreement to (1) provide post-Retirement Date transition services through October 31, 2019, and (2) extend the time period of his existing non-solicitation and non-compete covenants from two years to three years, the Company and Mr. Mikkilineni entered into a Retirement Agreement that provides Mr. Mikkilineni with the following benefits notwithstanding his voluntary retirement: (i) the outstanding restricted stock units previously awarded to Mr. Mikkilineni that are unvested as of the Retirement Date and that would otherwise have vested before March 1, 2020 shall remain outstanding and continue to vest as scheduled pursuant to their existing terms and conditions, including the satisfaction of any applicable Company performance requirements, (ii) all outstanding stock options that are unvested as of the Retirement Date and that would otherwise have vested before March 1, 2020 shall continue to vest as scheduled, and (iii) Mr. Mikkilineni shall receive a $2,500,000 payout from the performance stock units (“PSUs”) granted to him for the 2017–2019 PSU performance cycle (or the full payout of such PSUs if such payout is less than $2,500,000). All other unvested long-term incentive awards shall be forfeited as of the Retirement Date.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Information relating to the Directors of Honeywell, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in our definitive Proxy Statement involving the election of the Directors, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2018, and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of Honeywell appears in Part I of this Annual Report on Form 10-K under the heading Executive Officers of the Registrant.

The members of the Audit Committee of our Board of Directors are: George Paz (Chair), Kevin Burke, Jaime Chico Pardo (ex officio member), D. Scott Davis, Linnet Deily, Judd Gregg and Robin L. Washington. The Board has determined that Mr. Paz, Mr. Chico Pardo, Mr. Davis and Ms. Washington are audit committee financial experts as defined by applicable SEC rules and that Mr. Paz, Mr. Burke, Mr. Davis, Ms. Deily and Ms. Washington satisfy the accounting or related financial management expertise criteria established by the NYSE. All members of the Audit Committee are independent as that term is defined in applicable SEC rules and NYSE listing standards.

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

EQUITY COMPENSATION PLANS

As of December 31, 2018 information about our equity compensation plans is as follows:

Plan category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	26,746,020	(1)	$97.83	(2)	42,792,180	(3)
Equity compensation plans not approved by security holders	328,003	(4)	N/A	(5)	N/A	(6)

Total	27,074,023		$97.83		42,792,180

(1)

Equity compensation plans approved by shareowners which are included in column (a) of the table are the 2016 Stock Incentive Plan, the 2011 Stock Incentive Plan, and the 2006 Stock Incentive Plan (including 22,222,860 shares of Common Stock to be issued for options; 3,617,539 RSUs subject to continued employment; and 631,082 deferred RSUs); and the 2016 Stock Plan for Non-Employee Directors and the 2006 Stock Plan for Non-Employee Directors (including 255,721 shares of Common Stock to be issued for options; and 18,818 RSUs subject to continued services). RSUs included in column (a) of the table represent the full number of RSUs awarded and outstanding whereas the number of shares of Common Stock to be issued upon vesting will be lower than what is reflected on the table because the value of shares required to meet employee tax withholding requirements are not issued.

1,110,753 growth plan units were issued and remain outstanding for the performance cycle commencing January 1, 2016 and ended December 31, 2017 pursuant to the 2011 Stock Incentive Plan. The value of this growth plan award will be paid in cash and, thus, growth plan units are not included in the table above.

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

(3)

The number of shares that may be issued under the 2016 Stock Incentive Plan as of December 31, 2018 is 40,270,690 which includes the following additional shares that may again be available for issuance: shares that are settled for cash, expire, are canceled, or under similar prior plans, are tendered as option exercise price or tax withholding obligations, are reacquired with cash option exercise price or with monies attributable to any tax deduction to Honeywell upon the exercise of an option, or are under any outstanding awards assumed under any equity compensation plan of an entity acquired by Honeywell. No securities are available for future issuance under the 2011 Stock Incentive Plan or the 2006 Stock Incentive Plan.

The number of shares that may be issued under the Honeywell Global Stock Plan as of December 31, 2018 is 1,807,681. This plan is an umbrella plan for three plans described below maintained solely for eligible employees of participating non-U.S. countries.

•

The UK Sharebuilder Plan allows an eligible UK employee to invest taxable earnings in Common Stock. The Company matches those shares and dividends paid are used to purchase additional shares of Common Stock. For the year ending December 31, 2018, 42,697 shares were credited to participants’ accounts under the UK Sharebuilder Plan.

•

The Honeywell Aerospace Ireland Share Participation Plan, the Honeywell Measurex (Ireland) Limited Group Employee Profit Sharing Plan, and the Honeywell International Technologies Limited Employee Share Ownership Plan allow eligible Irish employees to contribute a percentage of base pay and/or bonus that is invested in Common Stock. For the year ending December 31, 2018, 4,139 shares of Common Stock were credited to participants’ accounts under these plans. The Honeywell International Technologies Limited Employee Share Ownership Plan was part of the spinoff of the Transportation Systems business that occurred on October 1, 2018 and is no longer sponsored by Honeywell.

The remaining 893,809 shares included in column (c) are shares remaining under the 2016 Stock Plan for Non-Employee Directors.

(4)

Equity compensation plans not approved by shareowners included in the table refers to the Honeywell Excess Benefit Plan and Supplemental Savings Plan.

The Honeywell Excess Benefit Plan and Supplemental Savings Plan for highly compensated employees is an unfunded, non-tax qualified plan that provides benefits equal to the employee deferrals and company matching allocations that would have been provided under Honeywell’s U.S. tax-qualified savings plan if the Internal Revenue Code limitations on compensation and contributions did not apply. The Company matching contribution is credited to participants’ accounts in the form of notional shares of Common Stock. The notional shares are distributed in the form of actual shares of Common Stock. The number of shares to be issued under this plan based on the value of the notional shares as of December 31, 2018 is 328,003.

(5)

Column (b) does not include any exercise price for notional shares allocated to employees under Honeywell’s equity compensation plans not approved by shareowners because all of these shares are only settled for shares of Common Stock on a one-for-one basis.

(6)

The amount of securities available for future issuance under the Honeywell Excess Benefit Plan and Supplemental Savings Plan is not determinable because the number of securities that may be issued under this plan depends upon the amount deferred to the plan by participants in future years.

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Page Number in Form 10-K
(a)(2.) Exhibits
See the Exhibit Index of this Annual Report on Form 10-K	102

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description

3(i)

Amended and Restated Certificate of Incorporation of Honeywell International Inc., as amended April 23, 2018 (incorporated by reference to Exhibit 3(i) to Honeywell’s Form 10-Q for the quarter ended June 30, 2018)

3(ii)	By-laws of Honeywell International Inc., as amended April 23, 2018 (incorporated by reference to Exhibit 3(ii) to Honeywell’s 10-Q for the quarter ended June 30, 2018)
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

10.4*	Honeywell International Inc. Incentive Compensation Plan for Executive Employees, as amended and restated (filed herewith)
10.5*	Honeywell Excess Benefit Plan and Honeywell Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended March 31, 2018)
10.6*	Honeywell International Inc. Severance Plan for Designated Officers, as amended and restated (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-K for the year ended December 31, 2013)
10.7*	Honeywell Deferred Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended March 31, 2018)
10.8*	Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2008)
10.9*	Amendment to Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2009)
10.10*	Amendment to Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to Honeywell’s Form 10-K for the year ended December 31, 2015)
10.11*

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

Exhibit No.	Description

10.13*

Amendment to Honeywell International Inc. Supplemental Executive Retirement Plan for Executives in Career Band 6 and Above, as amended and restated (incorporated by reference to Exhibit 10.9 to Honeywell’s Form 10-K for the year ended December 31, 2013)

10.14*

Amendment to Honeywell International Inc. Supplemental Executive Retirement Plan for Executives in Career Band 6 and Above, as amended and restated (incorporated by reference to Exhibit 10.8 to Honeywell’s Form 10-K for the year ended December 31, 2015)

10.15*	Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2008)
10.16*	Amendment to Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2009)
10.17*	Amendment to Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.9 to Honeywell’s Form 10-K for the year ended December 31, 2015)
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
10.20*

Amendment to Employment Agreement dated as of February 18, 2002 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended September 30, 2008)

10.21*

Amendment to Employment Agreement dated as of February 18, 2002 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.17 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.22*

Amendment to Employment Agreement dated as of February 18, 2002 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2013)

10.23*	Deferred Compensation Agreement dated August 4, 2006 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.22 to Honeywell’s Form 10-K for the year ended December 31, 2006)
10.24*

Amendment to Deferred Compensation Agreement dated August 4, 2006 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.22 to Honeywell’s Form 10-K for the year ended December 31, 2009)

10.25*	Honeywell Supplemental Retirement Plan (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 10-K for the year ended December 31, 2006)
10.26*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates, as amended and restated (incorporated by reference to Exhibit 10.26 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.27*

Amendment to the 2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates, as amended and restated (incorporated by reference to Exhibit 10.1 to Honeywell’s 10-Q for the quarter ended March 31, 2011)

Exhibit No.	Description

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

10.30*

Amendment to 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.27 to Honeywell’s Form 10-K for the year ended December 31, 2011)

10.31*

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
10.35*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Option Award Agreement, Form 2 (incorporated by reference to Exhibit 10.37 to Honeywell’s Form 10-K for the year ended December 31, 2010)

10.36*	Letter Agreement dated September 3, 2009 between Honeywell and Timothy Mahoney (incorporated by reference to Exhibit 10.38 to Honeywell’s Form 10-K for the year ended December 31, 2010)
10.37*	Form of Honeywell International Inc. Noncompete Agreement for Senior Executives (incorporated by reference to Exhibit 10.39 to Honeywell’s Form 10-K for the year ended December 31, 2010)
10.38*

2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Honeywell’s Proxy Statement, dated March 10, 2011, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

10.39*	Amendment to 2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Exhibit 10.36 to Honeywell’s Form 10-K for the year ended December 31, 2012)
10.40*	Amendment to 2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)
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

10.44*

2011 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Stock Option Award Agreement, Form 2 (incorporated by reference to Exhibit 10.39 to Honeywell’s Form 10-K for the year ended December 31, 2014)

10.45*

2011 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Growth Plan Agreement (incorporated by reference to Exhibit 10.5 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.46*

2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates–Form of Performance Plan Grant Agreement (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended March 31, 2017)

10.47*

Letter Agreement dated August 4, 2011 between Honeywell International Inc. and David M. Cote (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2011)

10.48*

Letter Agreement dated April 7, 2014 between Honeywell International Inc. and Thomas A. Szlosek (incorporated by reference to Exhibit 10.10 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.49*

CEO Retention Agreement, as approved by the Board of Directors of Honeywell International Inc. on October 31, 2014 and agreed to by David M. Cote on December 11, 2014 (incorporated by reference to Exhibit 99.2 to Honeywell’s Form 8-K filed December 12, 2014)

10.50*

Chief Executive Officer Business Continuity Agreement as approved by the Board of Directors of Honeywell International Inc. on June 28, 2016 (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed June 28, 2016)

10.51*

Amendment to Chief Executive Officer Business Continuity Agreement as approved by the Board of Directors of Honeywell International Inc. on June 28, 2016 (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2017)

10.52*	Letter Agreement dated February 24, 2012 between Honeywell and Darius Adamczyk (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2016)
10.53*	Offer letter dated March 31, 2016 from Honeywell International Inc. to Darius Adamczyk (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed April 6, 2016)
10.54*	Employment Offer Letter dated March 1, 2017 between Honeywell and Darius Adamczyk (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed March 6, 2017)
10.55*	Offer letter dated March 11, 2013 from Honeywell International Inc. to Krishna Mikkilineni (incorporated by reference to Exhibit 10.43 to Honeywell’s Form 10-K for the year ended December 31, 2016)
10.56*

2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Honeywell’s Proxy Statement, dated March 10, 2016, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

10.57*

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

10.59*

2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended June 30, 2016)

10.60*	2016 Stock Plan for Non-Employee Directors (incorporated by reference to Honeywell’s Proxy Statement, dated March 10, 2016, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)
10.61*

2016 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.74 to Honeywell’s Form 10-K for the year ended December 31, 2017)

10.62*

2016 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-Q for the quarter ended June 30, 2016)

10.63*	UOP LLC Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.76 to Honeywell’s 10-K for the year ended December 31, 2017)
10.64*	Letter Agreement dated April 1, 2016 between Honeywell and Rajeev Gautam (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2018)
10.65*	Letter Agreement dated July 27, 2018 between Honeywell and Greg Lewis (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed August 2, 2018)
10.66*	Retirement Agreement dated August 3, 2018 between Honeywell and Thomas A. Szlosek (incorporated by reference to Exhibit 99.2 to Honeywell’s Form 8-K filed August 2, 2018)
10.67

364-Day Credit Agreement, dated as of February 16, 2018, among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Goldman Sachs Bank USA, as syndication agent, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Deutsche Bank AG New York Branch, as documentation agents, and JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA, as joint lead arrangers and co-book managers (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed February 20, 2018)

10.68

364-Day Credit Agreement, dated as of April 27, 2018, among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, National Association, as documentation agents, and Citibank, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and co-book managers (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed April 27, 2018)

Exhibit No.	Description

10.69

Amended and Restated Five-Year Credit Agreement, dated as of April 27, 2018, among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, Citibank Europe PLC, UK Branch, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, National Association, as documentation agents, and Citibank, N.A. and J.P. Morgan Chase Bank N.A., as joint lead arrangers and co-bookrunners (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 8-K filed April 27, 2018)

10.70

Indemnification and Reimbursement Agreement, dated September 12, 2018, by and among Honeywell ASASCO Inc., Honeywell ASASCO 2 Inc., and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to Honeywell’s Form 8-K filed September 14, 2018)

10.71

Indemnification and Reimbursement Agreement dated October 14, 2018 by and among New HAPI Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to Honeywell’s Form 8-K filed October 15, 2018)

10.72*	Retirement Agreement dated February 7, 2019 between Honeywell and Krishna Mikkilineni (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Deloitte & Touche LLP (filed herewith)
24	Powers of Attorney (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

**

Certain schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and similar attachments upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: February 8, 2019	By:	/s/ John J. Tus

John J. Tus Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Name

*	*

Darius Adamczyk Chairman and Chief Executive Officer (Principal Executive Officer)	Linnet F. Deily Director

*	*

Duncan B. Angove Director	Judd Gregg Director

*	*

William S. Ayer Director	Clive Hollick Director

*	*

Kevin Burke Director	Grace D. Lieblein Director

*	*

Jaime Chico Pardo Director	George Paz Director

*	*

D. Scott Davis Director	Robin L. Washington Director

/s/ Gregory P. Lewis	/s/ John J. Tus

Gregory P. Lewis Senior Vice President and Chief Financial Officer (Principal Financial Officer)	John J. Tus Vice President and Controller (Principal Accounting Officer)

*By:	/s/ Gregory P. Lewis

(Gregory P. Lewis Attorney-in-fact)

February 8, 2019