Form 10-Q
period 2019-03-31
HONEYWELL INTERNATIONAL INC
filed 2019-04-18
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
There were 727,742,035 shares of Common Stock outstanding at March 31, 2019.

Honeywell International Inc.

Cautionary Statement about Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near- and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our 2018 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

The financial statements and related footnotes as of March 31, 2019 should be read in conjunction with the financial statements for the year ended December 31, 2018 contained in our 2018 Annual Report on Form 10-K.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions, except per share amounts)
Product sales	$6,713	$8,234
Service sales	2,171	2,158
Net sales	8,884	10,392
Costs, expenses and other
Cost of products sold	4,622	5,905
Cost of services sold	1,257	1,286
	5,879	7,191
Selling, general and administrative expenses	1,363	1,475
Other (income) expense	(285)	(268)
Interest and other financial charges	85	83
	7,042	8,481
Income before taxes	1,842	1,911
Tax expense	406	459
Net income	1,436	1,452
Less: Net income attributable to the noncontrolling interest	20	13
Net income attributable to Honeywell	$1,416	$1,439
Earnings per share of common stock - basic	$1.94	$1.92
Earnings per share of common stock - assuming dilution	$1.92	$1.89

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Net income	$1,436	$1,452
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	205	91

Actuarial (gains) losses recognized	—	2
Prior service (credit) cost recognized	(19)	(18)
Pension and other postretirement benefits adjustments	(19)	(16)

Cash flow hedges recognized in other comprehensive income (loss)	38	(32)
Less: Reclassification adjustment for gains (losses) included in net income	32	(18)
Changes in fair value of cash flow hedges	6	(14)
Other comprehensive income (loss), net of tax	192	61
Comprehensive income	1,628	1,513
Less: Comprehensive income attributable to the noncontrolling interest	24	18
Comprehensive income attributable to Honeywell	$1,604	$1,495

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	March 31, 2019	December 31, 2018
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$8,625	$9,287
Short-term investments	2,059	1,623
Accounts receivable - net	7,307	7,508
Inventories	4,548	4,326
Other current assets	1,795	1,618
Total current assets	24,334	24,362
Investments and long-term receivables	747	742
Property, plant and equipment - net	5,276	5,296
Goodwill	15,555	15,546
Other intangible assets - net	4,039	4,139
Insurance recoveries for asbestos related liabilities	429	437
Deferred income taxes	362	382
Other assets	7,818	6,869
Total assets	$58,560	$57,773
LIABILITIES
Current liabilities:
Accounts payable	$5,582	$5,607
Commercial paper and other short-term borrowings	3,514	3,586
Current maturities of long-term debt	4,000	2,872
Accrued liabilities	6,497	6,859
Total current liabilities	19,593	18,924
Long-term debt	8,598	9,756
Deferred income taxes	1,850	1,713
Postretirement benefit obligations other than pensions	333	344
Asbestos related liabilities	2,246	2,269
Other liabilities	6,977	6,402
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	6,652	6,452
Common stock held in treasury, at cost	(20,392)	(19,771)
Accumulated other comprehensive loss	(3,245)	(3,437)
Retained earnings	34,794	33,978
Total Honeywell shareowners’ equity	18,767	18,180
Noncontrolling interest	189	178
Total shareowners’ equity	18,956	18,358
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$58,560	$57,773

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Cash flows from operating activities:
Net income	$1,436	$1,452
Less: Net income attributable to the noncontrolling interest	20	13
Net income attributable to Honeywell	1,416	1,439
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	163	179
Amortization	98	109
Repositioning and other charges	84	191
Net payments for repositioning and other charges	(34)	(141)
Pension and other postretirement income	(163)	(254)
Pension and other postretirement benefit payments	(30)	(36)
Stock compensation expense	41	52
Deferred income taxes	80	47
Other	(4)	2
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	198	(61)
Inventories	(221)	(163)
Other current assets	(217)	(43)
Accounts payable	(29)	57
Accrued liabilities	(248)	(242)
Net cash provided by operating activities	1,134	1,136
Cash flows from investing activities:
Expenditures for property, plant and equipment	(141)	(140)
Proceeds from disposals of property, plant and equipment	2	2
Increase in investments	(1,226)	(583)
Decrease in investments	796	1,838
Other	(40)	(123)
Net cash (used for) provided by investing activities	(609)	994
Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	3,318	6,676
Payments of commercial paper and other short-term borrowings	(3,319)	(5,329)
Proceeds from issuance of common stock	145	60
Proceeds from issuance of long-term debt	20	3
Payments of long-term debt	(13)	(1,246)
Repurchases of common stock	(750)	(940)
Cash dividends paid	(606)	(556)
Other	(30)	(116)
Net cash used for financing activities	(1,235)	(1,448)
Effect of foreign exchange rate changes on cash and cash equivalents	48	156
Net (decrease) increase in cash and cash equivalents	(662)	838
Cash and cash equivalents at beginning of period	9,287	7,059
Cash and cash equivalents at end of period	$8,625	7,897

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Shareowners' Equity
(Unaudited)

	Three Months Ended March 31,
	2019		2018
	Shares	$	Shares	$
	(Dollars in millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		6,452		6,212
Issued for employee savings and option plans		159		(14)
Stock-based compensation expense		41		52
Ending balance		6,652		6,250
Treasury stock
Beginning balance	(228.0)	(19,771)	(206.7)	(15,914)
Reacquired stock or repurchases of common stock	(5.1)	(750)	(6.1)	(940)
Issued for employee savings and option plans	3.2	129	2.1	20
Ending balance	(229.9)	(20,392)	(210.7)	(16,834)
Retained earnings
Beginning balance		33,978		27,481
Adoption of new accounting standards		—		264
Net income attributable to Honeywell		1,416		1,439
Dividends on common stock		(600)		(561)
Ending balance		34,794		28,623
Accumulated other comprehensive income (loss)
Beginning balance		(3,437)		(2,235)
Foreign exchange translation adjustment		205		91
Pensions and other postretirement benefit adjustments		(19)		(16)
Changes in fair value of cash flow hedges		6		(14)
Ending balance		(3,245)		(2,174)
Noncontrolling interest
Beginning balance		178		163
Acquisitions, divestitures, and other		—		1
Net income attributable to noncontrolling interest		20		14
Foreign exchange translation adjustment		4		4
Dividends paid		(13)		(3)
Ending balance		189		179
Total shareowners' equity	727.7	18,956	746.9	17,002
Cash dividends per share of common stock		$0.820		$0.745

Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or “the Company”) at March 31, 2019 and December 31, 2018, the cash flows for the three months ended March 31, 2019 and 2018 and the results of operations for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 and cash flows for the three months ended March 31, 2019 should not necessarily be taken as indicative of the entire year.

We report our quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three months ended March 31, 2019 and 2018 were March 30, 2019 and March 31, 2018.

On October 1, 2018, the Company completed the tax-free spin-off to Honeywell shareowners of its Transportation Systems business, previously part of Aerospace, into a standalone publicly-traded company, Garrett Motion Inc. (“Garrett”). The assets and liabilities associated with Garrett have been removed from the Company’s Consolidated Balance Sheet as of the effective date of the spin-off. The results of operations for Garrett are included in the Consolidated Statement of Operations through the effective date of the spin-off.

On October 29, 2018, the Company completed the tax-free spin-off to Honeywell shareowners of its Homes and Global Distribution business, previously part of Home and Building Technologies (renamed Honeywell Building Technologies following the spin-off), into a standalone publicly-traded company, Resideo Technologies, Inc. (“Resideo”). The assets and liabilities associated with Resideo have been removed from the Company’s Consolidated Balance Sheet as of the effective date of the spin-off. The results of operations for Resideo are included in the Consolidated Statement of Operations through the effective date of the spin-off.

Note 2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 1 to Consolidated Financial Statements contained in the Company’s 2018 Annual Report on Form 10-K. We include herein certain updates to those policies.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

Leases—All significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at commencement. An ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short term leases) and we recognize lease expense for these leases as incurred over the lease term.

ROU assets represent our right to use an underlying asset during the reasonably certain lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We primarily use our incremental borrowing rate, which is updated quarterly, based on the information available at commencement date, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for separately.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Recent Accounting Pronouncements—We consider the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not yet adopted that are not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated result of operations, financial position and cash flows.

In February 2018, the FASB issued guidance that allows for an entity to elect to reclassify from accumulated other comprehensive income to retained earnings the income tax effects on items resulting from what is commonly referred to as the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”). The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. The Company has elected to not reclassify the stranded income tax effects of U.S. Tax Reform from accumulated other comprehensive income to retained earnings.

Note 3. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended March 31,
	2019	2018
Severance	$31	$31
Asset impairments	11	47
Exit costs	18	8
Reserve adjustments	(2)	(1)
Total net repositioning charge	58	85
Asbestos related litigation charges, net of insurance and indemnities	11	49
Probable and reasonably estimable environmental liabilities, net of indemnities	14	57
Other	1	—
Total net repositioning and other charges	$84	$191

The following table summarizes the pretax distribution of total net repositioning and other charges by classification:

	Three Months Ended March 31,
	2019	2018
Cost of products and services sold	$55	$128
Selling, general and administrative expenses	29	22
Other (income) expense	—	41
	$84	$191

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended March 31,
	2019	2018
Aerospace	$16	$68
Honeywell Building Technologies	8	4
Performance Materials and Technologies	(1)	4
Safety and Productivity Solutions	5	7
Corporate	56	108
	$84	$191

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

In the quarter ended March 31, 2019, we recognized gross repositioning charges totaling $60 million including severance costs of $31 million related to workforce reductions of 1,047 manufacturing and administrative positions mainly in Corporate, Aerospace and Honeywell Building Technologies. The workforce reductions were primarily related to our productivity and ongoing functional initiatives and to site transitions in Aerospace to more cost-effective locations.
In the quarter ended March 31, 2018, we recognized gross repositioning charges totaling $86 million including severance costs of $31 million related to workforce reductions of 1,153 manufacturing and administrative positions mainly in Aerospace and Safety and Productivity Solutions. The workforce reductions were primarily related to site transitions to more cost-effective locations. The repositioning charges included asset impairments of $47 million primarily in our Corporate segment related to the write-down of a legacy property in connection with its planned disposition.

The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
December 31, 2018	$489	$—	$77	$566
Charges	31	11	18	60
Usage - cash	(35)	—	(9)	(44)
Usage - noncash	—	(11)	—	(11)
Foreign currency translation	1	—	—	1
Adjustments	(1)	—	(1)	(2)
March 31, 2019	$485	$—	$85	$570

 Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the quarters ended March 31, 2019 and 2018 were not significant.

Note 4. Other (Income) Expense

	Three Months Ended March 31,
	2019	2018
Interest income	(67)	(50)
Pension ongoing income – non-service	(184)	(304)
Other postretirement income – non-service	(12)	(6)
Equity income of affiliated companies	(9)	(11)
Foreign exchange	(11)	(1)
Separation costs	—	55
Other (net)	(2)	49
	(285)	(268)

Separation costs are associated with the spin-offs of our Homes and Global Distribution business and Transportation Systems business, and are primarily associated with third party services.

Note 5. Income Taxes

The effective tax rate decreased for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018 primarily from increased tax benefits for employee share-based compensation, fewer tax reserves and lower tax costs related to the 2018 spin-offs.

The effective tax rate for the quarter ended March 31, 2019 was higher than the U.S. federal statutory rate of 21% primarily from incremental tax reserves and state taxes, partially offset by foreign earnings taxed at lower foreign tax rates.

Note 6. Earnings Per Share

	Three Months Ended March 31,
Basic	2019	2018
Net income attributable to Honeywell	$1,416	$1,439
Weighted average shares outstanding	729.7	750.6
Earnings per share of common stock	$1.94	$1.92

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
Assuming Dilution	2019	2018
Net income attributable to Honeywell	$1,416	$1,439
Average Shares
Weighted average shares outstanding	729.7	750.6
Dilutive securities issuable - stock plans	9.1	10.4
Total weighted average shares outstanding	738.8	761.0
Earnings per share of common stock	$1.92	$1.89

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended March 31, 2019 and 2018, the weighted average number of stock options excluded from the computations were 3.7 million and 1.1 million. These stock options were outstanding at the end of each of the respective periods.

As of March 31, 2019 and 2018, total shares outstanding were 727.7 million and 746.9 million and as of March 31, 2019 and 2018, total shares issued were 957.6 million.

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

	Three Months Ended March 31,
	2019	2018
Aerospace
Commercial Aviation Original Equipment	$759	$695
Commercial Aviation Aftermarket	1,361	1,268
Defense and Space	1,221	1,086
Transportation Systems	—	928
	3,341	3,977
Honeywell Building Technologies
Homes Products and Software	—	519
Distribution (ADI)	—	638
Products	810	714
Building Solutions	579	562
	1,389	2,433
Performance Materials and Technologies
UOP	610	612
Process Solutions	1,246	1,214
Specialty Products	269	277
Fluorine Products	447	431
	2,572	2,534
Safety and Productivity Solutions
Safety and Retail	538	551
Productivity Products	271	329
Warehouse and Workflow Solutions	558	367
Sensing & Internet-of-Things (IoT)	215	201
	1,582	1,448
Net sales	$8,884	$10,392

Aerospace – A global supplier of products, software and services for aircraft. Products include aircraft propulsion engines, auxiliary power units, environmental control systems, integrated avionics, electric power systems, hardware for engine controls, flight safety, communications, and navigation, satellite and space components, aircraft wheels and brakes, and thermal systems. Software includes engine controls, flight safety, communications, navigation, radar and surveillance systems, internet connectivity and aircraft instrumentation. Services are provided to customers for the repair, overhaul, retrofit and modification of propulsion engines, auxiliary power units, avionics and mechanical systems and aircraft wheels and brakes.

Honeywell Building Technologies – A global provider of products, software, solutions and technologies for buildings. Products include controls and displays for heating, cooling, indoor air quality, ventilation, humidification, combustion, and lighting; sensors, switches, control systems and instruments for measuring pressure, air flow, temperature and electrical current; access control; video surveillance; fire detection; and installation, maintenance and upgrades of systems that keep buildings safe, comfortable and productive. Software includes monitoring and managing heating, cooling, indoor air quality, ventilation, humidification, combustion, and lighting; advanced applications for

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

building control and optimization; video surveillance; and remote patient monitoring systems. Installation, maintenance and upgrade services of products used in commercial building applications for heating, cooling, maintaining indoor air quality, ventilation, humidification, combustion, lighting, video surveillance and fire safety.

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

For a summary by disaggregated product and services sales for each segment, refer to Note 14 Segment Financial Data.

We recognize revenue arising from performance obligations outlined in contracts with our customers that are satisfied at a point in time and over time. The disaggregation of our revenue based off timing of recognition is as follows:

	Three Months Ended March 31,
	2019	2018
Products, transferred point in time	61%	69%
Products, transferred over time	15	10
Net product sales	76	79
Services, transferred point in time	9	7
Services, transferred over time	15	14
Net service sales	24	21
Net sales	100%	100%

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

The following table summarizes our contract assets and liabilities balances:

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	2019	2018
Contract assets - Beginning period	$1,548	$1,721
Contract assets - March 31	1,700	1,672
Change in contract assets - increase (decrease)	$152	$(49)

Contract liabilities - Beginning period	$(3,378)	$(2,973)
Contract liabilities - March 31	(3,426)	(3,081)
Change in contract liabilities - (increase) decrease	$(48)	$(108)

Net change	$104	$(157)

The net change for the quarter ended March 31, 2019 was primarily driven by the recognition of revenue as performance obligations were satisfied prior to billing exceeding receipt of advance payments from customers.

The net change for the quarter ended March 31, 2018 was primarily driven by the receipt of advance payments from customers exceeding reductions from recognition of revenue as performance obligations were satisfied and related billings.

For the three months ended March 31, 2019 and 2018, we recognized revenue of $720 million and $581 million that was previously included in the beginning balance of contract liabilities.

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

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

March 31, 2019
Aerospace	$10,890
Honeywell Building Technologies	5,657
Performance Materials and Technologies	6,347
Safety and Productivity Solutions	1,850
$24,744

Performance obligations recognized as of March 31, 2019 will be satisfied over the course of future periods. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 56% and 44%, respectively.

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

Note 8. Accounts Receivable - Net

	March 31, 2019	December 31, 2018
Trade	$7,499	$7,705
Less - Allowance for doubtful accounts	(192)	(197)
	$7,307	$7,508

Trade receivables include $1,696 million and $1,543 million of unbilled balances under long-term contracts as of March 31, 2019 and December 31, 2018. These amounts are billed in accordance with the terms of the customer contracts to which they relate.

Note 9. Inventories

	March 31, 2019	December 31, 2018
Raw materials	$1,170	$1,109
Work in process	847	811
Finished products	2,577	2,445
	4,594	4,365
Reduction to LIFO cost basis	(46)	(39)
	$4,548	$4,326

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 10. Leases

Adoption

Effective January 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective method of applying the new standard at the adoption date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard. This allowed us to carry forward the historical lease classification. Adoption of this standard resulted in the recording of net operating lease right-of-use (ROU) assets and corresponding operating lease liabilities of $0.7 billion. Financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance.
A significant portion of our operating and finance lease portfolio includes corporate offices, research and development facilities, manufacturing sites, information technology (IT) equipment, and automobiles. The majority of our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more. Operating lease ROU assets are presented within Other assets. The current portion of operating lease liabilities are presented within Accrued liabilities, and the non-current portion of operating lease liabilities are presented within Other liabilities on the Consolidated Balance Sheet. Finance lease assets are included in Property, plant and equipment - net, and the finance lease obligations are included in Current maturities of long-term debt, and in Long-term debt on the Consolidated Balance Sheet.

A portion of our real estate leases is generally subject to annual changes in the Consumer Price Index (CPI). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. In addition, a subset of our automobile leases is considered variable. The variable lease payments for such automobiles leases are based on actual mileage incurred at the stated contractual rate.

Three Months Ended March 31, 2019
Operating lease cost	$54
Variable lease cost	8
Short-term lease cost	3
Financing lease cost:
Amortization of right-of-use assets	14
Interest on lease liability	8
Total financing lease cost	22
Total lease cost	$87

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$61
Operating cash flows from finance leases	1
Financing cash flows from finance leases	10
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10
Finance leases	4
Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating leases
Other assets	$669
Accrued liabilities	177
Other liabilities	527
Total operating lease liabilities	$704
Financing leases
Property, plant and equipment	$313
Accumulated depreciation	(100)
Property, plant and equipment - net	$213
Current maturities of long-term debt	51
Long-term debt	162
Total financing lease liabilities	$213
Weighted-average remaining lease term
Operating leases	6 years
Financing leases	5 years
Weighted-average discount rate
Operating leases	3.2%
Financing leases	17.0%
As of March 31, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases
2019	$161	$61
2020	168	71
2021	137	60
2022	103	45
2023	72	39
Thereafter	157	48
Total lease payments	798	324
Less: interest	(94)	(111)
Total	$704	$213

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year would have been as follows:

At December 31, 2018
2019	$210
2020	168
2021	142
2022	109
2023	80
Thereafter	147
$856

Note 11. Long-term Debt and Credit Agreements

	March 31, 2019	December 31, 2018
1.40% notes due 2019	$1,250	$1,250
Three year floating rate notes due 2019	250	250
Two year floating rate notes due 2019	450	450
1.80% notes due 2019	750	750
0.65% Euro notes due 2020	1,123	1,145
4.25% notes due 2021	800	800
1.85% notes due 2021	1,500	1,500
1.30% Euro notes due 2023	1,404	1,432
3.35% notes due 2023	300	300
2.50% notes due 2026	1,500	1,500
2.25% Euro notes due 2028	842	859
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 5.2% weighted average maturing at various dates through 2025	390	353
	12,598	12,628
Less: current portion	(4,000)	(2,872)
	$8,598	$9,756

On April 27, 2018, the Company entered into a $4.0 billion Amended and Restated Five Year Credit Agreement (the “5-Year Credit Agreement”), with a syndicate of banks. The 5-Year Credit Agreement is maintained for general corporate purposes. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

On April 27, 2018, the Company entered into a $1.5 billion 364-Day Credit Agreement with a syndicate of banks. This 364-Day Credit Agreement is maintained for general corporate purposes.

As of March 31, 2019, there are no outstanding borrowings under any of our credit agreements.

Note 12. Financial Instruments and Fair Value Measures

Our credit, market, foreign currency and interest rate risk management policies are described in Note 15, Financial Instruments and Fair Value Measures of Notes to Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31, 2019	December 31, 2018
Assets:
Foreign currency exchange contracts	$180	$119
Available for sale investments	2,214	1,784
Interest rate swap agreements	25	20
Cross currency swap agreements	45	32
Liabilities:
Foreign currency exchange contracts	$9	$4
Interest rate swap agreements	46	65

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

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$343	$336	$333	$329
Liabilities
Long-term debt and related current maturities	$12,598	$13,299	$12,629	$13,133

The following table sets forth the amounts on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Line in the Consolidated Balance Sheet of Hedged Item	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Long-term debt	$2,579	$2,555	$(21)	$(45)

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

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three months ended March 31, 2019, we recognized $24 million of gains in earnings on interest rate swap agreements. For the three months ended March 31, 2018, we recognized $46 million of losses in earnings on interest rate swap agreements. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We economically hedge our exposure to changes in foreign exchange rates primarily with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. For the three months ended March 31, 2019 and 2018, we recognized $47 million and $129 million of expense in Other (income) expense.

The following tables summarize the location and impact to the Consolidated Statement of Operations related to fair value and cash flow hedging relationships:

	Three Months Ended March 31, 2019
	Revenue	Cost of Products Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$8,884	$4,622	$1,363	$(285)	$85
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	—	16	—	24	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	6	—	9	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged Items	—	—	—	—	(24)
Derivatives designated as hedges	—	—	—	—	24

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended March 31, 2018
	Revenue	Cost of Products Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$10,392	$5,905	$1,475	$(268)	$83
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	(3)	(22)	2	—	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged Items	—	—	—	—	46
Derivatives designated as hedges	—	—	—	—	(46)

The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

	Three Months Ended March 31,
Derivatives Net Investment Hedging Relationships	2019	2018
Euro-denominated long-term debt	$68	$(82)
Euro-denominated commercial paper	71	(101)
Cross currency swap	13	(58)
Foreign currency exchange contracts	7	—

Note 13. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2018	$(2,709)	$(761)	$33	$(3,437)
Other comprehensive income (loss) before reclassifications	205	—	38	243
Amounts reclassified from accumulated other comprehensive income	—	(19)	(32)	(51)
Net current period other comprehensive income (loss)	205	(19)	6	192
Balance at March 31, 2019	$(2,504)	$(780)	$39	$(3,245)

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2017	$(1,981)	$(202)	$(52)	$(2,235)
Other comprehensive income (loss) before reclassifications	91	—	(32)	59
Amounts reclassified from accumulated other comprehensive income	—	(16)	18	2
Net current period other comprehensive income (loss)	91	(16)	(14)	61
Balance at March 31, 2018	$(1,890)	$(218)	$(66)	$(2,174)

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

	Three Months Ended March 31,
	2019	2018
Net sales
Aerospace
Products	$2,075	$2,728
Services	1,266	1,249
Total	3,341	3,977
Honeywell Building Technologies
Products	1,073	2,083
Services	316	350
Total	1,389	2,433
Performance Materials and Technologies
Products	2,070	2,063
Services	502	471
Total	2,572	2,534
Safety and Productivity Solutions
Products	1,495	1,360
Services	87	88
Total	1,582	1,448
	$8,884	$10,392
Segment profit
Aerospace	$838	$893
Honeywell Building Technologies	271	416
Performance Materials and Technologies	564	519
Safety and Productivity Solutions	212	231
Corporate	(76)	(64)
Total segment profit	1,809	1,995
Interest and other financial charges	(85)	(83)
Stock compensation expense(a)	(41)	(52)
Pension ongoing income(b)	151	248
Other postretirement income(b)	12	6
Repositioning and other charges(c)	(84)	(191)
Other(d)	80	(12)
Income before taxes	$1,842	$1,911

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

Note 15. Pension Benefits

Net periodic pension benefit costs for our significant defined benefit plans include the following components:

	U.S. Plans
	Three Months Ended March 31,
	2019	2018
Service cost	$21	$35
Interest cost	153	143
Expected return on plan assets	(279)	(357)
Amortization of prior service (credit)	(11)	(11)
	$(116)	$(190)

	Non-U.S. Plans
	Three Months Ended March 31,
	2019	2018
Service cost	$6	$7
Interest cost	36	37
Expected return on plan assets	(84)	(115)
Amortization of prior service (credit)	—	—
	$(42)	$(71)

In the first quarter of 2019, the Company repurchased $100 million of outstanding Honeywell shares from the Honeywell U.S. Pension Plan Master Trust.

Note 16. Commitments and Contingencies

Environmental Matters

Our environmental matters are described in Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2018	$755
Accruals for environmental matters deemed probable and reasonably estimable	86
Environmental liability payments	(28)
Other	(1)
March 31, 2019	$812

In the quarter ended March 31, 2019 we recorded a gain of $43 million related to the sale of a legacy remediated property.

Environmental liabilities are included in the following balance sheet accounts:

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	March 31, 2019	December 31, 2018
Accrued liabilities	$175	$175
Other liabilities	637	580
	$812	$755

We do not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined although they could be material to our consolidated results of operations and operating cash flows in the periods recognized or paid. However, considering our past experience, existing reserves, and the indemnification and reimbursement agreement with a Resideo subsidiary (as explained below), we do not expect that environmental matters will have a material adverse effect on our consolidated financial position.

Reimbursements associated with the indemnification and reimbursement agreement with a Resideo subsidiary were $35 million in the quarter ended March 31, 2019 and offset operating cash outflows incurred by the Company. As the Company records the accruals for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90 percent of such accrual is also recorded. This receivable amount recorded in the quarter ended March 31, 2019 was $28 million. As of March 31, 2019, Other Current Assets and Other Assets includes $140 million and $469 million representing the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.

Asbestos Matters

Honeywell is a defendant in asbestos related personal injury actions related to North American Refractories Company (“NARCO”), which was sold in 1986, and Bendix Friction Materials (“Bendix”) business, which was sold in 2014.

The following tables summarize information concerning NARCO and Bendix asbestos-related balances:

Asbestos-Related Liabilities
	Bendix	NARCO	Total
December 31, 2018	$1,623	$891	$2,514
Accrual for update to estimated liability	15	6	21
Asbestos related liability payments	(44)	—	(44)
March 31, 2019	$1,594	$897	$2,491

Insurance Recoveries for Asbestos-Related Liabilities
	Bendix	NARCO	Total
December 31, 2018	$170	$307	$477
Insurance receipts for asbestos related liabilities	(2)	(6)	(8)
March 31, 2019	$168	$301	$469

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	March 31,	December 31,
	2019	2018
Other current assets	$40	$40
Insurance recoveries for asbestos related liabilities	429	437
	$469	$477
Accrued liabilities	$245	$245
Asbestos related liabilities	2,246	2,269
	$2,491	$2,514

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

When the NARCO Trust Liability of $950 million was established in 2002, the methodology for estimating the potential liability was based primarily on: (a) epidemiological projections of the future incidence of disease for the period 2004 through 2018, a fifteen-year period; (b) historical claims rates in the tort system for the five-year period prior to the bankruptcy filing date; and (c) anticipated NARCO Trust payment values set forth in the then current draft of the NARCO Trust Distribution Procedures. The methodology required estimating, by disease, three critical inputs: (i) likely number of claims to be asserted against the NARCO Trust in the future, (ii) percentage of those claims likely to receive payment, and (iii) payment values. The Company utilized outside asbestos liability valuation specialists to support its preparation of the NARCO Trust Liability estimate, which was based on a commonly accepted methodology used by numerous bankruptcy courts addressing 524(g) trusts.

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

As of March 31, 2019, our total NARCO asbestos liability of $897 million reflects Pre-bankruptcy NARCO liability of $154 million and NARCO Trust Liability of $743 million. Through March 31, 2019, Pre-bankruptcy NARCO Liability has been reduced by approximately $2 billion since first established in 2002, largely related to settlement payments. The remaining Pre-bankruptcy NARCO Liability principally represents estimated amounts owed pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the NARCO Trust subject to qualification under the terms of the settlement agreements and Trust Distribution Procedures. The other NARCO bankruptcy-related obligations were paid in 2013 and no further liability is recorded.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

As of March 31, 2019, Honeywell has not made any payments to the NARCO Trust for Annual Contribution Claims as any Annual Contribution Claims which have been paid since the Trust became operational have been funded by cash dividends from HWI.

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

Our insurance receivable of $301 million as of March 31, 2019, corresponding to the estimated liability for asserted and unasserted NARCO asbestos claims, reflects coverage which reimburses Honeywell for portions of NARCO-related indemnity and defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. We conduct analyses to estimate the probable amount of insurance that is recoverable for asbestos claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding insurers.

Bendix Products—Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix-related asbestos claims activity:

	Three Months Ended March 31,	Years Ended December 31,
Claims Activity	2019	2018	2017
Claims unresolved at the beginning of period	6,209	6,280	7,724
Claims filed	631	2,430	2,645
Claims resolved	(626)	(2,501)	(4,089)
Claims unresolved at the end of period	6,214	6,209	6,280

Disease Distribution of Unresolved Claims	March 31,	December 31,
	2019	2018	2017
Mesothelioma and other cancer claims	3,028	2,949	3,062
Nonmalignant claims	3,186	3,260	3,218
Total claims	6,214	6,209	6,280

Honeywell has experienced average resolution values per claim excluding legal costs as follows

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in whole dollars)
Malignant claims	$55,300	$56,000	$44,000	$44,000	$53,500
Nonmalignant claims	$4,700	$2,800	$4,485	$100	$120

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

Reimbursements associated with the indemnification and reimbursement agreement with a Garrett subsidiary (the "Agreement") were $39 million for the quarter ended March 31, 2019 and offset operating cash outflows incurred by the Company. As the Company records the accruals for matters covered by the indemnification and reimbursement agreement, a corresponding receivable from Garrett for 90 percent of such accrual is also recorded. This receivable amount was $13 million in the quarter ended March 31, 2019. As of March 31, 2019, Other Current Assets and Other Assets includes $169 million and $1,022 million representing the short-term and long-term portion of the receivable amount due from Garrett under the indemnification and reimbursement agreement.

In our ongoing communications with Garrett with respect to the Agreement and Garrett’s associated material weakness disclosure in its Form 10-K for the year ended December 31, 2018, Garrett has taken the position that (i) Honeywell has not satisfied all of its obligations under the Agreement, and (ii) the Agreement is unenforceable either in whole or in part. We strongly believe that Garrett’s allegations have no merit, nor are they material to Honeywell. We believe we have fully complied with our obligations under the Agreement and that the Agreement is enforceable in its entirety. We intend to continue to have ongoing discussions with Garrett to try to resolve this matter.

On September 13, 2018, following completion of the Securities and Exchange Commission (SEC) Division of Corporation Finance’s review of our prior accounting for liabilities for unasserted Bendix-related asbestos claims, the SEC Division of Enforcement advised that it has opened an investigation related to this matter. Honeywell intends to provide requested information and otherwise fully cooperate with the SEC staff. On October 31, 2018, David Kanefsky, a Honeywell shareholder, filed a putative class action complaint alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 related to the prior accounting for Bendix asbestos claims. We believe the Complaint has no merit.

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following Management Discussion & Analysis is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or “the Company”) for the three months ended March 31, 2019. The financial information as of March 31, 2019 should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 contained in our 2018 Annual Report on Form 10-K.

On October 1, 2018, the Company completed the tax-free spin-off to Honeywell shareowners of its Transportation Systems business, previously part of Aerospace, into a standalone publicly-traded company, Garrett Motion Inc. (“Garrett”). The assets and liabilities associated with Garrett have been removed from the Company’s Consolidated Balance Sheet as of the effective date of the spin-off. The results of operations for Garrett are included in the Consolidated Statement of Operations through the effective date of the spin-off.

On October 29, 2018, the Company completed the tax-free spin-off to Honeywell shareowners of its Homes and Global Distribution business, previously part of Home and Building Technologies (renamed Honeywell Building Technologies following the spin-off), into a standalone publicly-traded company, Resideo Technologies, Inc. (“Resideo”). The assets and liabilities associated with Resideo have been removed from the Company’s Consolidated Balance Sheet as of the effective date of the spin-off. The results of operations for Resideo are included in the Consolidated Statement of Operations through the effective date of the spin-off.

A.	Results of Operations – three months ended March 31, 2019 compared with the three months ended March 31, 2018

Net Sales
	Three Months Ended March 31,
	2019	2018
Net sales	$8,884	$10,392
% change compared with prior period	(15)%

The change in net sales compared to the prior year period is attributable to the following:

Three Months
Volume	6%
Price	2%
Foreign Currency Translation	(3)%
Acquisitions/Divestitures	(20)%
(15)%

A discussion of net sales by segment can be found in the Review of Business Segments section of this Management Discussion & Analysis.

The foreign currency translation impact in the quarter is driven by the strengthening of the U.S. Dollar in the majority of our international markets, primarily the Euro and British Pound.

The acquisitions/divestitures impact is driven by the spin-off of the Transportation Systems and Homes businesses.

Cost of Products and Services Sold
	Three Months Ended March 31,
	2019	2018
Cost of products and services sold	$5,879	$7,191
% change compared with prior period	(18)%
Gross margin percentage	33.8%	30.8%

Cost of products and services sold decreased in the quarter primarily due to lower direct material costs of approximately $950 million (driven by the spin-off of the Transportation Systems and Homes businesses and productivity, partially offset by higher sales and inflation), lower labor costs of approximately $150 million (driven by the spin-off of the Transportation Systems and Homes businesses partially offset by higher sales and inflation) and lower repositioning and other charges of approximately $70 million.

Gross margin percentage increased in the quarter primarily due to higher gross margin in the segments (approximately 2.0 percentage points), with higher Aerospace, Honeywell Building Technologies and Performance Materials and Technologies gross margins partially offset by lower Safety and Productivity Solutions segment gross margin, and due to the lower costs within cost of products and services sold for repositioning and other charges (approximately 0.8 percentage point impact) and pension service costs (approximately 0.2 percentage point impact).

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2019	2018
Selling, general and administrative expense	$1,363	$1,475
% of sales	15.3%	14.2%

Selling, general and administrative expenses decreased in the quarter primarily due to the absence of costs of the Transportation Systems and Homes businesses following their spin-offs, and the favorable foreign currency translation impact, partially offset by inflation.

Other (Income) Expense
	Three Months Ended March 31,
	2019	2018
Other (income) expense	$(285)	$(268)

 Other (income) expense increased for the quarter primarily due to the absence of separation costs, higher interest income, and favorable impacts of foreign currency, partially offset by lower pension non-service income.

Tax Expense (Benefit)

	Three Months Ended March 31,
	2019	2018
Tax expense (benefit)	$406	$459
Effective tax rate	22.0%	24.0%

The effective tax rate decreased for the quarter primarily from increased tax benefits for employee share-based compensation, fewer tax reserves and lower tax costs related to the 2018 spin-offs.

The effective tax rate for the three months ended March 31, 2019 was higher than the U.S. federal statutory rate of 21% primarily due to incremental tax reserves and state taxes, partially offset by foreign earnings taxed at lower foreign tax rates.

The effective tax rate for the three months ended March 31, 2018 was higher than the U.S. federal statutory rate of 21% primarily from anti-deferral rules that impose U.S. taxes on foreign earnings, tax reserves and state taxes, partially offset by foreign earnings taxed at lower foreign tax rates.

Net Income Attributable to Honeywell

	Three Months Ended March 31,
	2019	2018
Net income attributable to Honeywell	$1,416	$1,439
Earnings per share of common stock – assuming dilution	$1.92	$1.89

Earnings per share of common stock – assuming dilution increased in the quarter primarily driven by increased operational segment profit, lower repositioning and other charges, absence of separation costs during the quarter, and the favorable impact of lower share count, partially offset by lower segment profit associated with the spin-off of the Transportation Systems and Homes businesses and lower pension ongoing income.

Review of Business Segments

	Three Months Ended March 31,
	2019	2018	% Change
Aerospace sales
Commercial Aviation Original Equipment	$759	$695	9%
Commercial Aviation Aftermarket	1,361	1,268	7%
Defense and Space	1,221	1,086	12%
Transportation Systems	—	928	(100)%
Total Aerospace sales	3,341	3,977
Honeywell Building Technologies sales
Homes	—	1,157	(100)%
Buildings	1,389	1,276	9%
Total Honeywell Building Technologies sales	1,389	2,433
Performance Materials and Technologies sales
UOP	610	612	—%
Process Solutions	1,246	1,214	3%
Advanced Materials	716	708	1%
Total Performance Materials and Technologies sales	2,572	2,534
Safety and Productivity Solutions sales
Safety	538	551	(2)%
Productivity Solutions	1,044	897	16%
Total Safety and Productivity Solutions sales	1,582	1,448
Net sales	$8,884	$10,392

Aerospace

	Three Months Ended March 31,
	2019	2018	% Change
Net sales	$3,341	$3,977	(16)%
Cost of products and services sold	2,232	2,790
Selling, general and administrative and other expenses	271	294
Segment profit	$838	$893	(6)%

	2019 vs. 2018
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic growth/ Operational segment profit	10%	19%
Foreign currency translation	—%	(1)%
Acquisitions, divestitures and other, net	(26)%	(24)%
Total % change	(16)%	(6)%

Aerospace sales decreased due to the divestiture impacts following the spin-off of the Transportation Systems business, partially offset by an increase in organic sales growth.

•	Commercial Aviation Original Equipment sales increased 9% (increased 10% organic) primarily due to increased demand from business aviation customers.

•	Commercial Aviation Aftermarket sales increased 7% (increased 8% organic) with growth in both air transport and regional, and business aviation.

•	Defense and Space sales increased 12% (increased 13% organic) primarily driven by growth in U.S. and international defense.

Aerospace segment profit decreased due to the divestiture impacts following the spin-off of the Transportation Systems business, partially offset by an increase in operational segment profit, driven by volume and price. Cost of products and services sold decreased due to the spin-off of the Transportation Systems business and productivity, net of inflation, partially offset by higher sales volumes.

Honeywell Building Technologies

	Three Months Ended March 31,
	2019	2018	% Change
Net sales	$1,389	$2,433	(43)%
Cost of products and services sold	846	1,586
Selling, general and administrative and other expenses	272	431
Segment profit	$271	$416	(35)%

	2019 vs. 2018
	Three Months Ended
	March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic growth/ Operational segment profit	9%	7%
Foreign currency translation	(3)%	(3)%
Acquisitions, divestitures and other, net	(49)%	(39)%
Total % change	(43)%	(35)%

Honeywell Building Technologies sales decreased due to the divestiture impacts following the spin-off of the Homes business and the unfavorable impact of foreign currency, partially offset by an increase in organic growth.

•
Sales in Building Technologies, excluding the Homes divestiture and related impacts, increased 9% (increased 9% organic) primarily due to higher organic sales growth in Building Solutions and Products.

Honeywell Building Technologies segment profit decreased due to the divestiture impacts following the spin-off of the Homes business and the unfavorable impact of foreign currency translation, partially offset by an increase in operational segment profit. The increase in operational segment profit was primarily driven by volume and price, partially offset by inflation. Cost of products and services sold decreased due to the Homes divestiture and foreign currency translation, partially offset by higher sales volumes.

Performance Materials and Technologies

	Three Months Ended March 31,
	2019	2018	% Change
Net sales	$2,572	$2,534	2%
Cost of products and services sold	1,648	1,681
Selling, general and administrative and other expenses	360	334
Segment profit	$564	$519	9%

	2019 vs. 2018
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic growth/ Operational segment profit	5%	11%
Foreign currency translation	(3)%	(3)%
Acquisitions, divestitures and other, net	—%	1%
Total % change	2%	9%

Performance Materials and Technologies sales increased primarily due to organic growth, partially offset by the unfavorable impact of foreign currency translation.

•	UOP sales were flat (increased 1% organic) driven primarily by higher gas processing project revenues, offset primarily by decreases in catalyst shipments and in engineering revenues.

•	Process Solutions sales increased 3% (increased 7% organic) driven primarily by increases in maintenance and migration services and in projects, partially offset by decreases in smart energy.

•	Advanced Materials sales increased 1% (increased 4% organic) driven primarily by increases in fluorine products, partially offset by decreases in specialty products.

Performance Materials and Technologies segment profit increased due to an increase in operational segment profit and acquisitions, partially offset by the unfavorable impact of foreign currency translation. The increase in operational segment profit is primarily due to productivity, price, and higher sales volumes, partially offset by inflation. Cost of products and services sold decreased primarily due to foreign currency translation and productivity, partially offset by higher sales volumes and inflation.

Safety and Productivity Solutions

	Three Months Ended March 31,
	2019	2018	% Change
Net sales	$1,582	$1,448	9%
Cost of products and services sold	1,079	949
Selling, general and administrative and other expenses	291	268
Segment profit	$212	$231	(8)%

	2019 vs. 2018
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic growth/ Operational segment profit	10%	(7)%
Foreign currency translation	(3)%	(2)%
Acquisitions, divestitures, and other, net	2%	1%
Total % change	9%	(8)%

Safety and Productivity Solutions sales increased primarily due to organic sales growth from sales volume and price, and acquisitions, partially offset by the unfavorable impact of foreign currency translation.

•	Sales in Safety decreased 2% (flat organic) primarily due to the unfavorable impact of foreign exchange in industrial safety partially offset by an increase in retail sales volume.

•
Sales in Productivity Solutions increased 16% (increased 15% organic) primarily due to increased organic sales volume in warehouse automation and Sensing and IoT, partially offset by decreased organic sales volume in Productivity Products.

Safety and Productivity Solutions segment profit decreased primarily due to lower sales volume in Productivity Products and inflation, net of productivity. Cost of products and services sold increased primarily due to higher organic sales, acquisitions, and inflation, partially offset by favorable foreign currency translation.

Repositioning and Other Charges

Cash spending related to our repositioning actions was $44 million in the three months ended March 31, 2019 and was funded through operating cash flows. We expect cash spending for repositioning actions to be approximately $300 million in 2019 and to be funded through operating cash flows.

B.	Liquidity and Capital Resources

Cash Flow Summary

	Three Months Ended March 31,
	2019	2018
Cash provided by (used for):
Operating activities	$1,134	$1,136
Investing activities	(609)	994
Financing activities	(1,235)	(1,448)
Effect of exchange rate changes on cash	48	156
Net (decrease) increase in cash and cash equivalents	$(662)	$838

Cash provided by operating activities decreased by $2 million primarily due to increased cash tax payments of $154 million and a $ 56 million decrease in customer advances and deferred income, partially offset by a $115 million favorable impact from working capital (favorable accounts receivable, partially offset by accounts payable and inventory) and reimbursements associated with the indemnification and reimbursement agreements with subsidiaries of Garrett and Resideo of $74 million.

Cash used for investing activities increased by $1,603 million primarily due to a net $1,685 million increase in investments, primarily short term marketable securities, partially offset by a decrease of $83 million in settlement payments of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities.

Cash used for financing activities decreased by $213 million primarily due to a decrease in repurchases of common stock of $190 million and an increase in proceeds from the issuance of common stock of $85 million partially offset by an increase in net debt payments of $98 million.

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

In the three months ended March 31, 2019, the Company repurchased $750 million of outstanding shares. Under the Company’s $8 billion share repurchase program which was previously announced on December 8, 2017, $3.0 billion remained available as of March 31, 2019 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact over the long-term of employee stock-based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we will seek to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

See Note 11 Long-term Debt and Credit Agreements of Notes to Consolidated Financial Statements for additional discussion of items impacting our liquidity.

C. Other Matters

Litigation

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 16 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of environmental, asbestos and other litigation matters.

Critical Accounting Policies

The financial information as of March 31, 2019 should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 contained in our 2018 Annual Report on Form 10-K.

For a discussion of the Company’s critical accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our 2018 Annual Report on Form 10-K. As of March 31, 2019, there has been no material change in this information.

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

General Legal Matters

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 16 Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of environmental, asbestos and other litigation matters.

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

Item 1A.	Risk Factors

There have been no material changes to the disclosure presented in our 2018 Annual Report on Form 10-K under Item 1A. Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Honeywell purchased 5,053,048 shares of its common stock, par value $1 per share, in the quarter ended March 31, 2019. Under the Company’s previously approved $8 billion share repurchase program, $3.0 billion remained available as of March 31, 2019 for additional share repurchases. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended March 31, 2019:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
January 2019	1,728,710	$138.83	1,728,710	$3,497
February 2019	867,877	$149.77	867,877	$3,367
March 2019	2,456,461	$154.67	2,456,461	$2,987

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Offer Letter dated July 9, 2018 between Honeywell International Inc. and Mark R. James (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: April 18, 2019	By:	/s/ John J. Tus
John J. Tus Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)