Form 10-Q
period 2019-06-30
HONEYWELL INTERNATIONAL INC
filed 2019-07-18
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _____
Commission file number 1-8974

Honeywell International Inc.
(Exact name of registrant as specified in its charter)

Delaware		22-2640650
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

115 Tabor Road		07950
Morris Plains,	NJ
(Address of principal executive offices)		(Zip Code)

973	455-2000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1 per share*	HON	The New York Stock Exchange
0.650% Senior Notes due 2020	HON 20	The New York Stock Exchange
1.300% Senior Notes due 2023	HON 23A	The New York Stock Exchange
2.250% Senior Notes due 2028	HON 28A	The New York Stock Exchange
* The common stock is also listed on the London Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
There were 719,508,043 shares of Common Stock outstanding at June 30, 2019.

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

PART I. FINANCIAL INFORMATION

The financial statements and related footnotes as of June 30, 2019 should be read in conjunction with the financial statements for the year ended December 31, 2018 contained in our 2018 Annual Report on Form 10-K.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions, except per share amounts)
Product sales	$6,990	$8,703	$13,703	$16,937
Service sales	2,253	2,216	4,424	4,374
Net sales	9,243	10,919	18,127	21,311
Costs, expenses and other
Cost of products sold	4,848	6,202	9,470	12,107
Cost of services sold	1,246	1,412	2,503	2,698
	6,094	7,614	11,973	14,805
Selling, general and administrative expenses	1,387	1,528	2,750	3,003
Other (income) expense	(305)	(316)	(590)	(584)
Interest and other financial charges	85	95	170	178
	7,261	8,921	14,303	17,402
Income before taxes	1,982	1,998	3,824	3,909
Tax expense	426	718	832	1,177
Net income	1,556	1,280	2,992	2,732
Less: Net income attributable to the noncontrolling interest	15	13	35	26
Net income attributable to Honeywell	$1,541	$1,267	$2,957	$2,706
Earnings per share of common stock - basic	$2.13	$1.70	$4.07	$3.62
Earnings per share of common stock - assuming dilution	$2.10	$1.68	$4.02	$3.57

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Net income	$1,556	$1,280	$2,992	$2,732
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(191)	(79)	14	12
Actuarial (gains) losses recognized	—	3	—	5
Prior service (credit) cost recognized	(20)	(19)	(39)	(37)
Pension and other postretirement benefits adjustments	(20)	(16)	(39)	(32)
Cash flow hedges recognized in other comprehensive income (loss)	10	34	48	2
Less: Reclassification adjustment for gains (losses) included in net income	7	(13)	39	(31)
Changes in fair value of cash flow hedges	3	47	9	33
Other comprehensive income (loss), net of tax	(208)	(48)	(16)	13
Comprehensive income	1,348	1,232	2,976	2,745
Less: Comprehensive income attributable to the noncontrolling interest	13	5	37	23
Comprehensive income attributable to Honeywell	$1,335	$1,227	$2,939	$2,722

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30, 2019	December 31, 2018
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$8,225	$9,287
Short-term investments	1,718	1,623
Accounts receivable - net	7,407	7,508
Inventories	4,600	4,326
Other current assets	1,818	1,618
Total current assets	23,768	24,362
Investments and long-term receivables	747	742
Property, plant and equipment - net	5,260	5,296
Goodwill	15,573	15,546
Other intangible assets - net	3,933	4,139
Insurance recoveries for asbestos related liabilities	422	437
Deferred income taxes	259	382
Other assets	7,788	6,869
Total assets	$57,750	$57,773
LIABILITIES
Current liabilities:
Accounts payable	$5,602	$5,607
Commercial paper and other short-term borrowings	3,558	3,586
Current maturities of long-term debt	4,017	2,872
Accrued liabilities	6,717	6,859
Total current liabilities	19,894	18,924
Long-term debt	8,608	9,756
Deferred income taxes	1,722	1,713
Postretirement benefit obligations other than pensions	326	344
Asbestos related liabilities	2,226	2,269
Other liabilities	6,907	6,402
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	6,780	6,452
Common stock held in treasury, at cost	(22,156)	(19,771)
Accumulated other comprehensive loss	(3,453)	(3,437)
Retained earnings	35,741	33,978
Total Honeywell shareowners’ equity	17,870	18,180
Noncontrolling interest	190	178
Total shareowners’ equity	18,060	18,358
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$57,750	$57,773

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(Dollars in millions)
Cash flows from operating activities:
Net income	$2,992	$2,732
Less: Net income attributable to the noncontrolling interest	35	26
Net income attributable to Honeywell	2,957	2,706
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	335	372
Amortization	221	204
Repositioning and other charges	210	457
Net payments for repositioning and other charges	(85)	(328)
Pension and other postretirement income	(322)	(510)
Pension and other postretirement benefit payments	(45)	(44)
Stock compensation expense	75	90
Deferred income taxes	44	114
Other	5	78
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	98	97
Inventories	(273)	(189)
Other current assets	(239)	174
Accounts payable	(8)	224
Accrued liabilities	(161)	(448)
Net cash provided by (used for) operating activities	2,812	2,997
Cash flows from investing activities:
Expenditures for property, plant and equipment	(312)	(339)
Proceeds from disposals of property, plant and equipment	10	3
Increase in investments	(2,274)	(1,787)
Decrease in investments	2,163	3,508
Other	70	220
Net cash provided by (used for) investing activities	(343)	1,605
Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	7,114	12,749
Payments of commercial paper and other short-term borrowings	(7,115)	(12,152)
Proceeds from issuance of common stock	378	127
Proceeds from issuance of long-term debt	29	5
Payments of long-term debt	(84)	(1,277)
Repurchases of common stock	(2,650)	(1,704)
Cash dividends paid	(1,203)	(1,116)
Other	(32)	(118)
Net cash provided by (used for) financing activities	(3,563)	(3,486)
Effect of foreign exchange rate changes on cash and cash equivalents	32	(93)
Net increase (decrease) in cash and cash equivalents	(1,062)	1,023
Cash and cash equivalents at beginning of period	9,287	7,059
Cash and cash equivalents at end of period	$8,225	$8,082

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Shareowners' Equity
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Shares	$	Shares	$	Shares	$	Shares	$
	(Dollars in millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		6,652		6,250		6,452		6,212
Issued for employee savings and option plans		94		30		253		16
Stock-based compensation expense		34		37		75		89
Ending balance		6,780		6,317		6,780		6,317
Treasury stock
Beginning balance	(229.9)	(20,392)	(210.7)	(16,834)	(228.0)	(19,771)	(206.7)	(15,914)
Reacquired stock or repurchases of common stock	(11.1)	(1,900)	(5.3)	(764)	(16.2)	(2,650)	(11.4)	(1,704)
Issued for employee savings and option plans	2.9	136	1.0	41	6.1	265	3.1	61
Ending balance	(238.1)	(22,156)	(215.0)	(17,557)	(238.1)	(22,156)	(215.0)	(17,557)
Retained earnings
Beginning balance		34,794		28,623		33,978		27,481
Adoption of new accounting standards		—		—		—		264
Net income attributable to Honeywell		1,541		1,267		2,957		2,706
Dividends on common stock		(594)		(559)		(1,194)		(1,120)
Ending balance		35,741		29,331		35,741		29,331
Accumulated other comprehensive income (loss)
Beginning balance		(3,246)		(2,174)		(3,437)		(2,235)
Foreign exchange translation adjustment		(191)		(79)		14		12
Pensions and other postretirement benefit adjustments		(19)		(16)		(39)		(32)
Changes in fair value of cash flow hedges		3		47		9		33
Ending balance		(3,453)		(2,222)		(3,453)		(2,222)
Noncontrolling interest
Beginning balance		189		179		178		163
Acquisitions, divestitures, and other		—		—		—		1
Net income attributable to noncontrolling interest		15		12		35		26
Foreign exchange translation adjustment		(2)		(7)		2		(3)
Dividends paid		(12)		(11)		(25)		(14)
Ending balance		190		173		190		173
Total shareowners' equity	719.5	18,060	742.6	17,000	719.5	18,060	742.6	17,000
Cash dividends per share of common stock		$0.820		$0.745		$1.640		$1.490

Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or “the Company”) at June 30, 2019 and December 31, 2018, the cash flows for the six months ended June 30, 2019 and 2018 and the results of operations for the three and six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 and cash flows for the six months ended June 30, 2019 should not necessarily be taken as indicative of the entire year.

We report our quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three and six months ended June 30, 2019 and 2018 were June 29, 2019 and June 30, 2018.

On October 1, 2018, the Company completed the tax-free spin-off to Honeywell shareowners of its Transportation Systems business, previously part of Aerospace, into a standalone publicly-traded company, Garrett Motion Inc. (“Garrett”). On October 29, 2018, the Company completed the tax-free spin-off to Honeywell shareowners of its Homes and Global Distribution business, previously part of Home and Building Technologies (renamed Honeywell Building Technologies following the spin-off), into a standalone publicly-traded company, Resideo Technologies, Inc. (“Resideo”). The assets and liabilities associated with Garrett and Resideo have been removed from the Company’s Consolidated Balance Sheet as of the effective dates of the respective spin-offs. The results of operations for Garrett and Resideo are included in the Consolidated Statement of Operations through the effective dates of the respective spin-offs.

Note 2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 1 to Consolidated Financial Statements contained in the Company’s 2018 Annual Report on Form 10-K. We include herein certain updates to those policies.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

Leases—At the inception of a contract, we assess whether the contract is, or contains, a lease. The assessment is based on (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset.

All significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at commencement. An ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short term leases) and we recognize lease expense for these leases as incurred over the lease term.

ROU assets represent our right to use an underlying asset during the reasonably certain lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Lease payments may be fixed or variable, however, only fixed payments or in-substance fixed payments are included in determining the lease liability. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred. The operating lease ROU

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for separately.

We primarily use our incremental borrowing rate, which is based on the information available at the lease commencement date, in determining the present value of the lease payments. In determining the borrowing rate, we consider the lease term, secured incremental borrowing rate, and for leases denominated in a currency different than U.S. dollar, the collateralized borrowing rate in the foreign currency using the U.S. dollar and foreign currency swap spread, when available.

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

Note 3. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Severance	$75	$30	$106	$61
Asset impairments	—	1	11	48
Exit costs	11	32	29	40
Reserve adjustments	(2)	(2)	(4)	(3)
Total net repositioning charge	84	61	142	146
Asbestos related litigation charges, net of insurance and indemnities	6	49	17	98
Probable and reasonably estimable environmental liabilities, net of indemnities	39	127	53	184
Other	(3)	29	(2)	29
Total net repositioning and other charges	$126	$266	$210	$457

The following table summarizes the pretax distribution of total net repositioning and other charges by classification:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of products and services sold	$74	$216	$129	$344
Selling, general and administrative expenses	52	50	81	72
Other (income) expense	—	—	—	41
	$126	$266	$210	$457

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Aerospace	$4	$35	$20	$103
Honeywell Building Technologies	—	9	8	13
Performance Materials and Technologies	34	69	33	73
Safety and Productivity Solutions	43	6	48	13
Corporate	45	147	101	255
	$126	$266	$210	$457

In the quarter ended June 30, 2019, we recognized gross repositioning charges totaling $86 million including severance costs of $75 million related to workforce reductions of 1,266 manufacturing and administrative positions mainly in Performance Materials and Technologies and Safety and Productivity Solutions. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives.

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

In the six months ended June 30, 2019, we recognized gross repositioning charges totaling $146 million including severance costs of $106 million related to workforce reductions of 2,313 manufacturing and administrative positions across all segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives and to site transitions in Aerospace to more cost-effective locations.

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

The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
December 31, 2018	$489	$—	$77	$566
Charges	106	11	29	146
Usage - cash	(73)	—	(19)	(92)
Usage - noncash	—	(11)	—	(11)
Foreign currency translation	—	—	—	—
Adjustments	(4)	—	1	(3)
June 30, 2019	$518	$—	$88	$606

 Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the quarters and six months ended June 30, 2019 and 2018 were not significant.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 4. Other (Income) Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	$(63)	$(49)	$(130)	$(99)
Pension ongoing income – non-service	(185)	(301)	(369)	(605)
Other postretirement income – non-service	(11)	(6)	(23)	(12)
Equity income of affiliated companies	(11)	(13)	(20)	(24)
Loss (gain) on sale of non-strategic business and assets	(1)	—	(1)	—
Foreign exchange	(43)	(11)	(54)	(12)
Separation costs	—	63	—	118
Other (net)	9	1	7	50
	$(305)	$(316)	$(590)	$(584)

Separation costs are associated with the spin-offs of our Homes and Global Distribution business and Transportation Systems business, and are primarily associated with third party services.

Note 5. Income Taxes

The effective tax rate decreased for the quarter and six months ended June 30, 2019 compared to the quarter and six months ended June 30, 2018 primarily from tax costs incurred in the prior year related to the 2018 spin-offs and increased tax benefits for employee share-based compensation.

The effective tax rate for the quarter and six months ended June 30, 2019 was higher than the U.S. federal statutory rate of 21% primarily from incremental tax reserves and state taxes, partially offset by foreign earnings taxed at lower foreign tax rates.

Note 6. Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
Basic	2019	2018	2019	2018
Net income attributable to Honeywell	$1,541	$1,267	$2,957	$2,706
Weighted average shares outstanding	723.2	745.5	726.4	748.0
Earnings per share of common stock	$2.13	$1.70	$4.07	$3.62

	Three Months Ended June 30,		Six Months Ended June 30,
Assuming Dilution	2019	2018	2019	2018
Net income attributable to Honeywell	$1,541	$1,267	$2,957	$2,706
Average Shares
Weighted average shares outstanding	723.2	745.5	726.4	748.0
Dilutive securities issuable - stock plans	9.8	9.5	9.5	10.0
Total weighted average shares outstanding	733.0	755.0	735.9	758.0
Earnings per share of common stock	$2.10	$1.68	$4.02	$3.57

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and six months ended June 30, 2019, the weighted average number of stock options excluded from the computations were 3.0 million and 3.0 million. For the three and six months ended June 30, 2018, the weighted average number of stock options

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

excluded from the computations were 3.1 million and 2.1 million. These stock options were outstanding at the end of each of the respective periods.

As of June 30, 2019 and 2018, total shares outstanding were 719.5 million and 742.6 million and as of June 30, 2019 and 2018, total shares issued were 957.6 million.

Note 7. Revenue Recognition and Contracts with Customers

Honeywell has a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following table and related discussions by operating segment for details.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Aerospace
Commercial Aviation Original Equipment	$734	$712	$1,493	$1,407
Commercial Aviation Aftermarket	1,421	1,326	2,782	2,594
Defense and Space	1,353	1,128	2,574	2,214
Transportation Systems	—	892	—	1,820
	3,508	4,058	6,849	8,035
Honeywell Building Technologies
Homes Products and Software	—	514	—	1,033
Distribution (ADI)	—	676	—	1,314
Products	843	754	1,653	1,468
Building Solutions	607	602	1,186	1,164
	1,450	2,546	2,839	4,979
Performance Materials and Technologies
UOP	703	678	1,313	1,290
Process Solutions	1,289	1,273	2,535	2,487
Specialty Products	265	291	534	568
Fluorine Products	478	456	925	887
	2,735	2,698	5,307	5,232
Safety and Productivity Solutions
Safety and Retail	557	565	1,095	1,116
Productivity Products	267	359	538	688
Warehouse and Workflow Solutions	501	469	1,060	836
Sensing & Internet-of-Things (IoT)	225	224	439	425
	1,550	1,617	3,132	3,065
Net sales	$9,243	$10,919	$18,127	$21,311

Aerospace – A global supplier of products, software and services for aircraft. Products include aircraft propulsion engines, auxiliary power units, environmental control systems, integrated avionics, electric power systems, hardware for engine controls, flight safety, communications and navigation, satellite and space components, aircraft wheels and brakes, and thermal systems. Software includes engine controls, flight safety, communications, navigation, radar and surveillance systems, internet connectivity and aircraft instrumentation. Services are provided to customers for the repair, overhaul, retrofit and modification of propulsion engines, auxiliary power units, avionics and mechanical systems and aircraft wheels and brakes.

Honeywell Building Technologies – A global provider of products, software, solutions and technologies for buildings. Products include controls and displays for heating, cooling, indoor air quality, ventilation, humidification, combustion, and lighting; sensors, switches, control systems and instruments for measuring pressure, air flow, temperature and electrical current; access control; video surveillance; fire detection; and installation, maintenance and

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

upgrades of systems that keep buildings safe, comfortable and productive. Software includes monitoring and managing heating, cooling, indoor air quality, ventilation, humidification, combustion, and lighting; advanced applications for building control and optimization; video surveillance; and remote patient monitoring systems. Installation, maintenance and upgrade services of products used in commercial building applications for heating, cooling, maintaining indoor air quality, ventilation, humidification, combustion, lighting, video surveillance and fire safety.

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

For a summary by disaggregated product and services sales for each segment, refer to Note 14 Segment Financial Data of Notes to Consolidated Financial Statements.

We recognize revenue arising from performance obligations outlined in contracts with our customers that are satisfied at a point in time and over time. The disaggregation of our revenue based off timing of recognition is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Products, transferred point in time	61%	69%	61%	69%
Products, transferred over time	14	11	15	11
Net product sales	75	80	76	80
Services, transferred point in time	8	6	8	6
Services, transferred over time	17	14	16	14
Net service sales	25	20	24	20
Net sales	100%	100%	100%	100%

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

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

The following table summarizes our contract assets and liabilities balances:

	2019	2018
Contract assets - Beginning period	$1,548	$1,721
Contract assets - June 30,	1,777	1,650
Change in contract assets - increase (decrease)	$229	$(71)

Contract liabilities - Beginning period	$(3,378)	$(2,973)
Contract liabilities - June 30,	(3,237)	(3,109)
Change in contract liabilities - (increase) decrease	$141	$(136)

Net change	$370	$(207)

The net change for the six months ended June 30, 2019 was primarily driven by the recognition of revenue as performance obligations were satisfied prior to billing and exceeded receipt of advance payments from customers. The net change for the six months ended June 30, 2018 was primarily driven by the receipt of advance payments from customers exceeding reductions from recognition of revenue as performance obligations were satisfied and related billings.

For the three and six months ended June 30, 2019, we recognized revenue of $260 million and $980 million that was previously included in the beginning balance of contract liabilities. For the three and six months ended June 30, 2018, we recognized revenue of $320 million and $901 million that was previously included in the beginning balance of contract liabilities.

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

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

June 30, 2019
Aerospace	$10,869
Honeywell Building Technologies	5,682
Performance Materials and Technologies	6,295
Safety and Productivity Solutions	1,615
$24,461

Performance obligations recognized as of June 30, 2019 will be satisfied over the course of future periods. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 56% and 44%, respectively.

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

Note 8. Accounts Receivable - Net

	June 30, 2019	December 31, 2018
Trade	$7,584	$7,705
Less - Allowance for doubtful accounts	(177)	(197)
	$7,407	$7,508

Trade receivables include $1,773 million and $1,543 million of unbilled balances under long-term contracts as of June 30, 2019 and December 31, 2018. These amounts are billed in accordance with the terms of the customer contracts to which they relate.

Note 9. Inventories

	June 30, 2019	December 31, 2018
Raw materials	$1,121	$1,109
Work in process	849	811
Finished products	2,675	2,445
	4,645	4,365
Reduction to LIFO cost basis	(45)	(39)
	$4,600	$4,326

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

A portion of our real estate leases is generally subject to annual changes in the Consumer Price Index (CPI). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. In addition, a subset of our automobile leases is considered variable. The variable lease payments for such automobiles leases are based on actual mileage incurred at the stated contractual rate and recognized in the period in which the obligation for those payments was incurred.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$56	$110
Variable lease cost	6	14
Short-term lease cost	3	6
Financing lease cost:
Amortization of right-of-use assets	14	28
Interest on lease liability	7	15
Total financing lease cost	21	43
Total lease cost	$86	$173

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$54	$109
Operating cash flows from finance leases	7	15
Financing cash flows from finance leases	13	26
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16	$26
Finance leases	4	8

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating leases
Other assets	$646
Accrued liabilities	178
Other liabilities	503
Total operating lease liabilities	$681
Financing leases
Property, plant and equipment	$312
Accumulated depreciation	(110)
Property, plant and equipment - net	$202
Current maturities of long-term debt	49
Long-term debt	153
Total financing lease liabilities	$202
Weighted-average remaining lease term
Operating leases	6 years
Financing leases	4 years
Weighted-average discount rate
Operating leases	3.3%
Financing leases	17.4%

As of June 30, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases
2019	$111	$40
2020	176	72
2021	144	60
2022	110	45
2023	78	39
Thereafter	147	49
Total lease payments	766	305
Less: interest	(85)	(103)
Total	$681	$202

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year would have been as follows:

At December 31, 2018
2019	$210
2020	168
2021	142
2022	109
2023	80
Thereafter	147
$856

Note 11. Long-term Debt and Credit Agreements

	June 30, 2019	December 31, 2018
1.40% notes due 2019	$1,250	$1,250
Three year floating rate notes due 2019	250	250
Two year floating rate notes due 2019	450	450
1.80% notes due 2019	750	750
0.65% Euro notes due 2020	1,137	1,145
4.25% notes due 2021	800	800
1.85% notes due 2021	1,500	1,500
1.30% Euro notes due 2023	1,421	1,432
3.35% notes due 2023	300	300
2.50% notes due 2026	1,500	1,500
2.25% Euro notes due 2028	853	859
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 5.7% weighted average maturing at various dates through 2025	375	353
	12,625	12,628
Less: current portion	(4,017)	(2,872)
	$8,608	$9,756

On April 26, 2019, the Company entered into a $4.0 billion Amended and Restated Five Year Credit Agreement (the “5-Year Credit Agreement”), with a syndicate of banks. The 5-Year Credit Agreement is maintained for general corporate purposes. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 5-Year Credit Agreement amends and restates the previously reported $4.0 billion amended and restated five year credit agreement dated as of April 27, 2018 (the "Prior Agreement"). The 5-Year Credit Agreement has substantially the same material terms and conditions of the Prior Agreement.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

On April 26, 2019, the Company entered into a $1.5 billion 364-Day Credit Agreement with a syndicate of banks. This 364-Day Credit Agreement is maintained for general corporate purposes.

As of June 30, 2019, there are no outstanding borrowings under any of our credit agreements.

Note 12. Financial Instruments and Fair Value Measures

Our credit, market, foreign currency and interest rate risk management policies are described in Note 15, Financial Instruments and Fair Value Measures of Notes to Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30, 2019	December 31, 2018
Assets:
Foreign currency exchange contracts	$189	$119
Available for sale investments	1,879	1,784
Interest rate swap agreements	36	20
Cross currency swap agreements	37	32
Liabilities:
Foreign currency exchange contracts	$5	$4
Interest rate swap agreements	18	65

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

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$322	$316	$333	$329
Liabilities
Long-term debt and related current maturities	$12,625	$13,286	$12,628	$13,133

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

The following table sets forth the amounts on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

Line in the Consolidated Balance Sheet of Hedged Item	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Long-term debt	$2,618	$2,555	$18	$(45)

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

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three and six months ended June 30, 2019, we recognized $37 million and $63 million of gains in earnings on interest rate swap agreements. For the three and six months ended June 30, 2018, we recognized $17 million and $63 million of losses in earnings on interest rate swap agreements. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We economically hedge our exposure to changes in foreign exchange rates primarily with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. For the three and six months ended June 30, 2019, we recognized $96 million and $49 million of income in Other (income) expense. For the three and six months ended June 30, 2018, we recognized $344 million and $215 million of income in Other (income) expense.

The following tables summarize the location and impact to the Consolidated Statement of Operations related to fair value and cash flow hedging relationships:

	Three Months Ended June 30, 2019
	Revenue	Cost of Products Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$9,243	$4,848	$1,387	$(305)	$85
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	1	8	1	—	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	6	—	9	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged Items	—	—	—	—	(37)
Derivatives designated as hedges	—	—	—	—	37

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended June 30, 2018
	Revenue	Cost of Products Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$10,919	$6,202	$1,528	$(316)	$95
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	(3)	(12)	—	—	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged Items	—	—	—	—	17
Derivatives designated as hedges	—	—	—	—	(17)

	Six Months Ended June 30, 2019
	Revenue	Cost of Products Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$18,127	$9,470	$2,750	(590)	$170
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	1	24	1	24	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	11	—	18	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged Items	—	—	—	—	(63)
Derivatives designated as hedges	—	—	—	—	63

	Six Months Ended June 30, 2018
	Revenue	Cost of Products Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$21,311	$12,107	$3,003	$(584)	$178
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	(6)	(34)	2	—	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged Items	—	—	—	—	63
Derivatives designated as hedges	—	—	—	—	(63)

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Net Investment Hedging Relationships	2019	2018	2019	2018
Euro-denominated long-term debt	$(43)	$201	$26	$119
Euro-denominated commercial paper	(44)	209	27	108
Cross currency swap	(8)	78	5	20
Foreign currency exchange contracts	(2)	—	5	—

Note 13. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2018	$(2,709)	$(761)	$33	$(3,437)
Other comprehensive income (loss) before reclassifications	21	—	48	69
Amounts reclassified from accumulated other comprehensive income	(7)	(39)	(39)	(85)
Net current period other comprehensive income (loss)	14	(39)	9	(16)
Balance at June 30, 2019	$(2,695)	$(800)	$42	$(3,453)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2017	$(1,981)	$(202)	$(52)	$(2,235)
Other comprehensive income (loss) before reclassifications	12	—	2	14
Amounts reclassified from accumulated other comprehensive income	—	(32)	31	(1)
Net current period other comprehensive income (loss)	12	(32)	33	13
Balance at June 30, 2018	$(1,969)	$(234)	$(19)	$(2,222)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales
Aerospace
Products	$2,174	$2,800	$4,249	$5,528
Services	1,334	1,258	2,600	2,507
Total	3,508	4,058	6,849	8,035
Honeywell Building Technologies
Products	1,119	2,183	2,192	4,266
Services	331	363	647	713
Total	1,450	2,546	2,839	4,979
Performance Materials and Technologies
Products	2,238	2,194	4,308	4,257
Services	497	504	999	975
Total	2,735	2,698	5,307	5,232
Safety and Productivity Solutions
Products	1,459	1,526	2,954	2,886
Services	91	91	178	179
Total	1,550	1,617	3,132	3,065
	$9,243	$10,919	$18,127	$21,311
Segment profit
Aerospace	$907	$918	$1,745	$1,811
Honeywell Building Technologies	300	427	571	843
Performance Materials and Technologies	644	597	1,208	1,116
Safety and Productivity Solutions	191	267	403	498
Corporate	(72)	(64)	(148)	(128)
Total segment profit	1,970	2,145	3,779	4,140
Interest and other financial charges	(85)	(95)	(170)	(178)
Stock compensation expense(a)	(34)	(38)	(75)	(90)
Pension ongoing income(b)	148	250	299	498
Other postretirement income(b)	11	6	23	12
Repositioning and other charges(c)	(126)	(266)	(210)	(457)
Other(d)	98	(4)	178	(16)
Income before taxes	$1,982	$1,998	$3,824	$3,909

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

Note 15. Pension Benefits

Net periodic pension benefit costs for our significant defined benefit plans include the following components:

	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$21	$35	$42	$70
Interest cost	154	144	307	287
Expected return on plan assets	(279)	(357)	(558)	(714)
Amortization of prior service (credit)	(11)	(11)	(22)	(22)
	$(115)	$(189)	$(231)	$(379)

	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$6	$7	$12	$14
Interest cost	36	36	72	73
Expected return on plan assets	(83)	(113)	(167)	(228)
Amortization of prior service (credit)	—	(1)	—	(1)
	$(41)	$(71)	$(83)	$(142)

For the three and six months ended June 30, 2019, the Company repurchased $100 million and $200 million of outstanding Honeywell shares from the Honeywell U.S. Pension Plan Master Trust.

Note 16. Commitments and Contingencies

Environmental Matters

Our environmental matters are described in Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2018	$755
Accruals for environmental matters deemed probable and reasonably estimable	129
Environmental liability payments	(87)
Other	(3)
June 30, 2019	$794

In the six months ended June 30, 2019 we recorded a gain of $43 million related to the sale of a legacy remediated property.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Environmental liabilities are included in the following balance sheet accounts:

	June 30, 2019	December 31, 2018
Accrued liabilities	$184	$175
Other liabilities	610	580
	$794	$755

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

Reimbursements associated with the indemnification and reimbursement agreement with a Resideo subsidiary were $69 million in the six months ended June 30, 2019 and offset operating cash outflows incurred by the Company. As the Company records the accruals for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90 percent of such accrual is also recorded. This receivable amount recorded in the six months ended June 30, 2019 was $32 million. As of June 30, 2019, Other Current Assets and Other Assets includes $140 million and $438 million representing the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.

Asbestos Matters

Honeywell is a defendant in asbestos related personal injury actions related to North American Refractories Company (“NARCO”), which was sold in 1986, and Bendix Friction Materials (“Bendix”) business, which was sold in 2014.

The following tables summarize information concerning NARCO and Bendix asbestos-related balances:

Asbestos-Related Liabilities
	Bendix	NARCO	Total
December 31, 2018	$1,623	$891	$2,514
Accrual for update to estimated liability	33	13	46
Asbestos related liability payments	(87)	(2)	(89)
June 30, 2019	$1,569	$902	$2,471

Insurance Recoveries for Asbestos-Related Liabilities
	Bendix	NARCO	Total
December 31, 2018	$170	$307	$477
Insurance receipts for asbestos related liabilities	(26)	(11)	(37)
Insurance receivables settlements	19	3	22
June 30, 2019	$163	$299	$462

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	June 30, 2019	December 31, 2018
Other current assets	$40	$40
Insurance recoveries for asbestos-related liabilities	422	437
	$462	$477
Accrued liabilities	$245	$245
Asbestos-related liabilities	2,226	2,269
	$2,471	$2,514

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

As of June 30, 2019, our total NARCO asbestos liability of $902 million reflects Pre-bankruptcy NARCO liability of $159 million and NARCO Trust Liability of $743 million. Through June 30, 2019, Pre-bankruptcy NARCO Liability has been reduced by approximately $2 billion since first established in 2002, largely related to settlement payments. The remaining Pre-bankruptcy NARCO Liability principally represents estimated amounts owed pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the NARCO Trust subject to qualification under the terms of the settlement agreements and Trust Distribution Procedures. The other NARCO bankruptcy-related obligations were paid in 2013 and no further liability is recorded.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

As of June 30, 2019, Honeywell has not made any payments to the NARCO Trust for Annual Contribution Claims as any Annual Contribution Claims which have been paid since the Trust became operational have been funded by cash dividends from HWI.

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

Our insurance receivable of $299 million as of June 30, 2019, corresponding to the estimated liability for asserted and unasserted NARCO asbestos claims, reflects coverage which reimburses Honeywell for portions of NARCO-related indemnity and defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. We conduct analyses to estimate the probable amount of insurance that is recoverable for asbestos claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding insurers.

Bendix Products—Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix-related asbestos claims activity:

	Six Months Ended June 30,	Years Ended December 31,
Claims Activity	2019	2018	2017
Claims unresolved at the beginning of period	6,209	6,280	7,724
Claims filed	1,291	2,430	2,645
Claims resolved	(1,165)	(2,501)	(4,089)
Claims unresolved at the end of period	6,335	6,209	6,280

Disease Distribution of Unresolved Claims	June 30,	December 31,
	2019	2018	2017
Mesothelioma and other cancer claims	3,217	2,949	3,062
Nonmalignant claims	3,118	3,260	3,218
Total claims	6,335	6,209	6,280

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in whole dollars)
Malignant claims	$55,300	$56,000	$44,000	$44,000	$53,500
Nonmalignant claims	$4,700	$2,800	$4,485	$100	$120

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

Reimbursements associated with the indemnification and reimbursement agreement with a Garrett subsidiary (the "Agreement") were $77 million for the six months ended June 30, 2019 and offset operating cash outflows incurred by the Company. As the Company records the accruals for matters covered by the indemnification and reimbursement agreement, a corresponding receivable from Garrett for 90 percent of such accrual is also recorded. This receivable amount was $12 million in the six months ended June 30, 2019. As of June 30, 2019, Other Current Assets and Other Assets includes $170 million and $989 million representing the short-term and long-term portion of the receivable amount due from Garrett under the indemnification and reimbursement agreement.

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

On September 13, 2018, following completion of the Securities and Exchange Commission (SEC) Division of Corporation Finance’s review of our prior accounting for liabilities for unasserted Bendix-related asbestos claims, the SEC Division of Enforcement advised that it has opened an investigation related to this matter. Honeywell intends to provide requested information and otherwise fully cooperate with the SEC staff. On October 31, 2018, David Kanefsky, a Honeywell shareholder, filed a putative class action complaint alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 related to the prior accounting for Bendix asbestos claims. On May 15, 2019, Wayne County Employees’ Retirement System, another Honeywell shareholder, filed a putative class action asserting the same claims relating to substantially the same alleged conduct in the same jurisdiction. We believe neither complaint has any merit.

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

Petrobras and Unaoil—We are cooperating with certain investigations by the U.S. Department of Justice (the “DOJ”), the U.S. Securities and Exchange Commission (the “SEC”) and Brazilian authorities relating to our use of third parties who previously worked for our UOP business in Brazil in relation to Petróleo Brasileiro S.A. (“Petrobras”). The investigations are focused on compliance with the U.S. Foreign Corrupt Practices Act and similar Brazilian laws, and involve, among other things, document production and interviews with former and current management and employees. The DOJ and the SEC are also examining a matter involving a foreign subsidiary’s prior engagement of Unaoil S.A.M. in Algeria. We are cooperating with the authorities in each of the above matters. While we cannot predict the outcome of these matters, based on the facts currently known to us, we do not anticipate that these matters will have a material adverse effect on our financial condition, results of operations, or cash flows.

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share amounts)

The following Management Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or “the Company”) for the three months (quarter) and six months ended June 30, 2019 . The financial information as of June 30, 2019 should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 contained in our 2018 Annual Report on Form 10-K.

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

The assets and liabilities associated with Garrett and Resideo have been removed from the Company’s Consolidated Balance Sheet as of the effective dates of the respective spin-offs. The results of operations for Resideo are included in the Consolidated Statement of Operations through the effective dates of the respective spin-offs.

A.	Results of Operations – three and six months ended June 30, 2019 compared with the three and six months ended June 30, 2018

Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$9,243	$10,919	$18,127	$21,311
% change compared with prior period	(15)%		(15)%

The change in net sales compared to the prior year period is attributable to the following:

	Three Months	Year to Date
Volume	3%	5%
Price	2%	2%
Foreign Currency Translation	(2)%	(2)%
Acquisitions/Divestitures	(18)%	(20)%
	(15)%	(15)%

A discussion of net sales by segment can be found in the Review of Business Segments section of this Management Discussion and Analysis.

The unfavorable impact of foreign currency translation in the quarter and six months is driven by the strengthening of the U.S. Dollar in the majority of our international markets, primarily the Euro, Chinese Renminbi and British Pound.

The acquisitions/divestitures impact is primarily driven by the spin-off of the Transportation Systems and Homes and Global Distribution businesses.

Cost of Products and Services Sold
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of products and services sold	$6,094	$7,614	$11,973	$14,805
% change compared with prior period	(20)%		(19)%
Gross margin percentage	34.1%	30.3%	33.9%	30.5%

Cost of products and services sold decreased in the quarter primarily due to lower direct material costs of approximately $1,120 million and lower labor costs of approximately $130 million (both driven by the spin-off of the Transportation Systems and Homes and Global Distribution businesses and productivity, partially offset by higher organic sales and inflation), and lower repositioning and other charges of approximately $140 million.

Cost of products and services sold decreased in the six months primarily due to lower direct material costs of approximately $2,130 million and lower labor costs of approximately $280 million (both driven by the spin-off of the Transportation Systems and Homes and Global Distribution businesses and productivity, partially offset by higher organic sales and inflation), and lower repositioning and other charges of approximately $220 million.

Gross margin percentage increased in the quarter primarily due to higher gross margin in the segments (approximately 2.0 percentage points), with higher Aerospace, Honeywell Building Technologies and Performance Materials and Technologies gross margins partially offset by lower Safety and Productivity Solutions segment gross margin, and due to the lower costs within cost of products and services sold for repositioning and other charges (approximately 1.6 percentage point impact) and pension service costs (approximately 0.2 percentage point impact).

Gross margin percentage increased in the six months primarily due to higher gross margin in the segments (approximately 2.0 percentage points), with higher Aerospace, Honeywell Building Technologies and Performance Materials and Technologies gross margins partially offset by lower Safety and Productivity Solutions segment gross margin, and due to the lower costs within cost of products and services sold for repositioning and other charges (approximately 1.2 percentage point impact) and pension service costs (approximately 0.2 percentage point impact).

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Selling, general and administrative expense	$1,387	$1,528	$2,750	$3,003
% of sales	15.0%	14.0%	15.2%	14.1%

Selling, general and administrative expenses decreased $141 million and $253 million in the quarter and six months primarily due to the absence of costs of the Transportation Systems and Homes and Global Distribution businesses following their spin-offs, and the favorable impact of foreign currency translation, partially offset by inflation.

Other (Income) Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Other (income) expense	$(305)	$(316)	$(590)	$(584)

 Other income decreased for the quarter primarily due to lower pension non-service income, partially offset by the absence of separation costs, higher interest income, and higher foreign exchange income.

Other income increased for the six months primarily due to the absence of separation costs, higher interest income, and higher foreign exchange income, partially offset by lower pension non-service income.

Tax Expense (Benefit)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Tax expense (benefit)	$426	$718	$832	$1,177
Effective tax rate	21.5%	35.9%	21.8%	30.1%

The effective tax rate decreased for the quarter and six months primarily from tax costs incurred in the prior year related to the 2018 spin-offs and increased tax benefits for employee share-based compensation.

The effective tax rate for the quarter and six months ended June 30, 2019 was higher than the U.S. federal statutory rate of 21% primarily from incremental tax reserves and state taxes, partially offset by foreign earnings taxed at lower foreign tax rates.

The effective tax rate for the quarter and six months ended June 30, 2018 was higher than the U.S. federal statutory rate of 21% primarily from tax costs associated with the internal restructuring of the Transportation Systems business in advance of its anticipated spin-off, state income taxes and U.S. tax reform’s expansion of the anti-deferral rules that impose U.S. taxes on foreign earnings.

Net Income Attributable to Honeywell

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to Honeywell	$1,541	$1,267	$2,957	$2,706
Earnings per share of common stock – assuming dilution	$2.10	$1.68	$4.02	$3.57

Earnings per share of common stock – assuming dilution increased in the quarter and six months primarily driven by lower tax costs, increased operational segment profit, lower repositioning and other charges and the favorable impact of lower share count, partially offset by lower segment profit associated with the spin-offs and lower pension ongoing income.

Review of Business Segments

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Aerospace sales
Commercial Aviation Original Equipment	$734	$712	3%	$1,493	$1,407	6%
Commercial Aviation Aftermarket	1,421	1,326	7%	2,782	2,594	7%
Defense and Space	1,353	1,128	20%	2,574	2,214	16%
Transportation Systems	—	892	(100)%	—	1,820	(100)%
Total Aerospace sales	3,508	4,058		6,849	8,035
Honeywell Building Technologies sales
Homes	—	1,190	(100)%	—	2,347	(100)%
Buildings	1,450	1,356	7%	2,839	2,632	8%
Total Honeywell Building Technologies sales	1,450	2,546		2,839	4,979
Performance Materials and Technologies sales
UOP	703	678	4%	1,313	1,290	2%
Process Solutions	1,289	1,273	1%	2,535	2,487	2%
Advanced Materials	743	747	—%	1,459	1,455	—%
Total Performance Materials and Technologies sales	2,735	2,698		5,307	5,232
Safety and Productivity Solutions sales
Safety	557	565	(1)%	1,095	1,116	(2)%
Productivity Solutions	993	1,052	(6)%	2,037	1,949	5%
Total Safety and Productivity Solutions sales	1,550	1,617		3,132	3,065
Net sales	$9,243	$10,919		$18,127	$21,311

Aerospace

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Net sales	$3,508	$4,058	(14)%	$6,849	$8,035	(15)%
Cost of products and services sold	2,337	2,837		4,569	5,627
Selling, general and administrative and other expenses	264	303		535	597
Segment profit	$907	$918	(1)%	$1,745	$1,811	(4)%

	2019 vs. 2018
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	11%	24%	11%	22%
Foreign currency translation	—%	—%	—%	(1)%
Acquisitions, divestitures and other, net	(25)%	(25)%	(26)%	(25)%
Total % change	(14)%	(1)%	(15)%	(4)%

Aerospace sales decreased in the quarter and six months ended June 30, 2019 due to the divestiture impacts following the spin-off of the Transportation Systems business, partially offset by an increase in organic sales growth.

•
Commercial Aviation Original Equipment sales increased 3% (increased 4% organic) in the quarter and 6% (increased 7% organic) in the six months primarily due to increased demand from business aviation customers.

•	Commercial Aviation Aftermarket sales increased 7% (increased 8% organic) in the quarter and six months with growth in both air transport and regional, and business aviation.

•	Defense and Space sales increased 20% (increased 20% organic) in the quarter and 16% (increased 17% organic) in the six months primarily driven by growth in U.S. and international defense.

Aerospace segment profit decreased in the quarter and six months due to the divestiture impacts following the spin-off of the Transportation Systems business, partially offset by an increase in operational segment profit, driven by volume and price. Cost of products and services sold decreased in the quarter and six month due to the spin-off of the Transportation Systems business, partially offset by higher organic sales volumes.

Honeywell Building Technologies

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Net sales	$1,450	$2,546	(43)%	$2,839	$4,979	(43)%
Cost of products and services sold	876	1,688		1,722	3,274
Selling, general and administrative and other expenses	274	431		546	862
Segment profit	$300	$427	(30)%	$571	$843	(32)%

	2019 vs. 2018
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	5%	10%	7%	9%
Foreign currency translation	(2)%	(2)%	(2)%	(3)%
Acquisitions, divestitures and other, net	(46)%	(38)%	(48)%	(38)%
Total % change	(43)%	(30)%	(43)%	(32)%

Honeywell Building Technologies sales decreased in the quarter and six months ended June 30, 2019 due to the divestiture impacts following the spin-off of the Homes business and the unfavorable impact of foreign currency, partially offset by an increase in organic growth.

•
Sales in Building Technologies, excluding the Homes divestiture and related impacts, increased 7% (increased 5% organic) in the quarter and increased 8% (increased 7% organic) in the six months primarily due to higher organic sales growth in both Building Products and Solutions.

Honeywell Building Technologies segment profit decreased in the quarter and six months due to the divestiture impacts following the spin-off of the Homes business and the unfavorable impact of foreign currency translation, partially offset by an increase in operational segment profit. The increase in operational segment profit in the quarter was primarily driven by price, organic sales volume, and productivity, partially offset by inflation. The increase in operational segment profit for the six months was primarily due to higher organic sales volume and price, partially offset by inflation. Cost of products and services sold decreased in the quarter and six months due to the Homes divestiture and the favorable impact of foreign currency translation, partially offset by higher organic sales volumes.

Performance Materials and Technologies

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Net sales	$2,735	$2,698	1%	$5,307	$5,232	1%
Cost of products and services sold	1,731	1,745		3,379	3,426
Selling, general and administrative and other expenses	360	356		720	690
Segment profit	$644	$597	8%	$1,208	$1,116	8%

	2019 vs. 2018
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	4%	10%	4%	11%
Foreign currency translation	(3)%	(2)%	(3)%	(3)%
Acquisitions, divestitures, and other, net	—%	—%	—%	—%
Total % change	1%	8%	1%	8%

Performance Materials and Technologies sales increased in the quarter and six months ended June 30, 2019 primarily due to organic growth, partially offset by the unfavorable impact of foreign currency translation.

•
UOP sales increased 4% (increased 5% organic) in the quarter driven primarily by growth in licensing revenues and increased catalyst sales volumes, partially offset by lower gas processing equipment volumes. UOP sales increased 2% (increased 3% organic) in the six months driven primarily by growth in licensing revenues, partially offset by lower gas processing equipment volumes.

•
Process Solutions sales increased 1% (increased 5% organic) in the quarter primarily driven by increases in maintenance and migration services, partially offset by a decline in projects. Process Solutions sales increased 2% (increased 6% organic) in the six months driven primarily by increases in maintenance and migration services and field products, partially offset by decreased smart energy volumes.

•
Advanced Materials sales were flat in the quarter and in the six months (increased 2% and 3% organic, respectively) driven primarily by increases in fluorine products, offset by decreases in specialty products.

Performance Materials and Technologies segment profit increased in the quarter and six months due to an increase in operational segment profit, partially offset by the unfavorable impact of foreign currency translation. The increase in operational segment profit in the quarter is primarily due to productivity, net of inflation, price, and higher sales volumes. The increase in operational segment profit in the six months is primarily due to price, higher sales volumes, and productivity, net of inflation. Cost of products and services sold decreased in the quarter and six months primarily due to the favorable impact of foreign currency translation and productivity, net of inflation, partially offset by higher sales volumes.

Safety and Productivity Solutions

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Net sales	$1,550	$1,617	(4)%	$3,132	$3,065	2%
Cost of products and services sold	1,065	1,074		2,144	2,023
Selling, general and administrative and other expenses	294	276		585	544
Segment profit	$191	$267	(28)%	$403	$498	(19)%

	2019 vs. 2018
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	(4)%	(28)%	2%	(18)%
Foreign currency translation	(2)%	(2)%	(2)%	(3)%
Acquisitions, divestitures, and other, net	2%	2%	2%	2%
Total % change	(4)%	(28)%	2%	(19)%

Safety and Productivity Solutions sales decreased for the quarter ended June 30, 2019 primarily due to lower organic sales and the unfavorable impact of foreign currency translation, partially offset by acquisitions. Sales increased for the six months ended June 30, 2019 primarily due to organic sales growth and acquisitions, partially offset by the unfavorable impact of foreign currency translation.

•
Sales in Safety decreased 1% (increased 1% organic) for the quarter and decreased 2% (increased 1% organic) for the six months. The decreases in sales were driven by the unfavorable impact of foreign currency translation partially offset by favorable pricing.

•
Sales in Productivity Solutions decreased 6% (decreased 7% organic) for the quarter and increased 5% (increased 3% organic) for the six months. The decrease in sales for the quarter is primarily attributable to lower sales volumes in Productivity Products and the unfavorable impact of foreign currency translation, partially offset by acquisitions. The increase in sales for the six months is primarily attributable to higher sales volumes, favorable pricing and the impact of acquisitions in Warehouse and Workflow Solutions, partially offset by lower sales volumes in Productivity Products and the unfavorable impact of foreign currency translation.

Safety and Productivity Solutions segment profit decreased 28% (decreased 28% organic) for the quarter and decreased 19% (decreased 18% organic) for the six months as a result of lower operational segment profit and the unfavorable impact of foreign currency translation, partially offset by acquisitions. The decreases in operational segment profit were primarily due to lower sales volumes in Productivity Products and higher sales of lower margin products, partially offset by favorable pricing. Cost of products and services sold was roughly flat for the quarter. For the six months, cost of products and services sold increased primarily due to higher organic sales, acquisitions, and inflation partially offset by higher productivity.

Repositioning and Other Charges

Cash spending related to our repositioning actions was $92 million in the six months ended June 30, 2019 and was funded through operating cash flows. We expect cash spending for repositioning actions to be approximately $300 million in 2019 and to be funded through operating cash flows.

B.	Liquidity and Capital Resources

Cash Flow Summary

	Six Months Ended June 30,
	2019	2018
Cash provided by (used for):
Operating activities	$2,812	$2,997
Investing activities	(343)	1,605
Financing activities	(3,563)	(3,486)
Effect of exchange rate changes on cash	32	(93)
Net increase (decrease) in cash and cash equivalents	$(1,062)	$1,023

Cash provided by operating activities decreased by $185 million primarily due to a $315 million unfavorable impact from working capital (primarily accounts payable and inventory) and increased cash tax payments of $167 million, partially offset by lower net payments for repositioning and other charges of $243 million.

Cash used for investing activities increased by $1,948 million primarily due to a net $1,832 million increase in investments, primarily short term marketable securities, and a decrease of $150 million in settlement receipts of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities.

Cash used for financing activities increased by $77 million primarily due to an increase in repurchases of common stock of $946 million, partially offset by a decrease in net debt payments of $619 million and an increase in proceeds from the issuance of common stock of $251 million.

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

In the six months ended June 30, 2019, the Company repurchased $2,650 million of outstanding shares. In April 2019, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included amounts remaining under, and replaced, the previously approved share repurchase program. $8.7 billion remained available as of June 30, 2019 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact over the long-term of employee stock-based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we will seek to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

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

Critical Accounting Policies

The financial information as of June 30, 2019 should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 contained in our 2018 Annual Report on Form 10-K.

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

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our 2018 Annual Report on Form 10-K. As of June 30, 2019, there has been no material change in this information.

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

Honeywell purchased 11,134,477 shares of its common stock, par value $1 per share, in the quarter ended June 30, 2019. On April 29, 2019, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included amounts remaining under, and replaced, the previously approved share repurchase program. $8.7 billion remained available as of June 30, 2019 for additional share repurchases. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended June 30, 2019:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
April 2019	2,475,703	$166.96	2,475,703	$2,574
May 2019	7,681,463	$171.57	7,681,463	$8,908
June 2019	977,311	$172.45	977,311	$8,739

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1
364-Day Credit Agreement, dated as of April  26, 2019, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC, and Wells Fargo Bank, National Association, as documentation agents, and Citibank, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and co-book managers (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed April 29, 2019).

10.2
Amended and Restated Five-Year Credit Agreement, dated as of April  26, 2019, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, Citibank Europe PLC, UK Branch, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC, and Wells Fargo Bank, National Association, as documentation agents, and Citibank, N.A. and J.P. Morgan Chase Bank N.A., as joint lead arrangers and co-bookrunners (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 8-K filed April 29, 2019).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: July 18, 2019	By:	/s/ John J. Tus
John J. Tus Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)