Form 10-Q
period 2019-09-30
HONEYWELL INTERNATIONAL INC
filed 2019-10-17
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _____
Commission file number 1-8974

Honeywell International Inc.
(Exact name of registrant as specified in its charter)

Delaware		22-2640650
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

300 South Tryon Street		28202
Charlotte,	NC
(Address of principal executive offices)		(Zip Code)

704	627-6200
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
There were 714,533,499 shares of Common Stock outstanding at September 30, 2019.

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

PART I. FINANCIAL INFORMATION

The financial statements and related footnotes as of September 30, 2019 should be read in conjunction with the financial statements for the year ended December 31, 2018 contained in our 2018 Annual Report on Form 10-K.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions, except per share amounts)
Product sales	$6,793	$8,477	$20,496	$25,414
Service sales	2,293	2,285	6,717	6,659
Net sales	9,086	10,762	27,213	32,073
Costs, expenses and other
Cost of products sold	4,775	6,127	14,244	18,234
Cost of services sold	1,263	1,429	3,767	4,127
	6,038	7,556	18,011	22,361
Selling, general and administrative expenses	1,296	1,524	4,046	4,527
Other (income) expense	(311)	(275)	(901)	(859)
Interest and other financial charges	96	99	266	277
	7,119	8,904	21,422	26,306
Income before taxes	1,967	1,858	5,791	5,767
Tax expense (benefit)	319	(498)	1,151	679
Net income	1,648	2,356	4,640	5,088
Less: Net income attributable to the noncontrolling interest	24	18	59	44
Net income attributable to Honeywell	$1,624	$2,338	$4,581	$5,044
Earnings per share of common stock - basic	$2.26	$3.15	$6.33	$6.76
Earnings per share of common stock - assuming dilution	$2.23	$3.11	$6.25	$6.67

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Net income	$1,648	$2,356	$4,640	$5,088
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	163	49	177	61
Prior service credit (cost)	—	35	—	35
Actuarial (gains) losses recognized	—	(3)	—	2
Prior service (credit) cost recognized	(20)	(18)	(59)	(55)
Pension and other postretirement benefits adjustments	(20)	14	(59)	(18)
Cash flow hedges recognized in other comprehensive income (loss)	62	24	110	27
Less: Reclassification adjustment for gains (losses) included in net income	47	(9)	86	(40)
Changes in fair value of cash flow hedges	15	33	24	67
Other comprehensive income (loss), net of tax	158	96	142	110
Comprehensive income	1,806	2,452	4,782	5,198
Less: Comprehensive income attributable to the noncontrolling interest	19	8	56	31
Comprehensive income attributable to Honeywell	$1,787	$2,444	$4,726	$5,167

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30, 2019	December 31, 2018
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$10,908	$9,287
Short-term investments	1,456	1,623
Accounts receivable - net	7,583	7,508
Inventories	4,601	4,326
Other current assets	1,640	1,618
Total current assets	26,188	24,362
Investments and long-term receivables	631	742
Property, plant and equipment - net	5,240	5,296
Goodwill	15,426	15,546
Other intangible assets - net	3,787	4,139
Insurance recoveries for asbestos related liabilities	412	437
Deferred income taxes	241	382
Other assets	8,179	6,869
Total assets	$60,104	$57,773
LIABILITIES
Current liabilities:
Accounts payable	$5,522	$5,607
Commercial paper and other short-term borrowings	3,422	3,586
Current maturities of long-term debt	4,088	2,872
Accrued liabilities	6,883	6,859
Total current liabilities	19,915	18,924
Long-term debt	11,101	9,756
Deferred income taxes	1,366	1,713
Postretirement benefit obligations other than pensions	329	344
Asbestos related liabilities	2,195	2,269
Other liabilities	6,885	6,402
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	6,806	6,452
Common stock held in treasury, at cost	(23,135)	(19,771)
Accumulated other comprehensive loss	(3,295)	(3,437)
Retained earnings	36,775	33,978
Total Honeywell shareowners’ equity	18,109	18,180
Noncontrolling interest	197	178
Total shareowners’ equity	18,306	18,358
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$60,104	$57,773

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(Dollars in millions)
Cash flows from operating activities:
Net income	$4,640	$5,088
Less: Net income attributable to the noncontrolling interest	59	44
Net income attributable to Honeywell	4,581	5,044
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	500	558
Amortization	319	304
Repositioning and other charges	306	756
Net payments for repositioning and other charges	(157)	(519)
Pension and other postretirement income	(484)	(769)
Pension and other postretirement benefit payments	(50)	(67)
Stock compensation expense	112	131
Deferred income taxes	(298)	(482)
Other	98	(163)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(78)	131
Inventories	(276)	(459)
Other current assets	(68)	356
Accounts payable	(89)	466
Accrued liabilities	(133)	(412)
Net cash provided by (used for) operating activities	4,283	4,875
Cash flows from investing activities:
Expenditures for property, plant and equipment	(504)	(522)
Proceeds from disposals of property, plant and equipment	41	4
Increase in investments	(3,218)	(2,882)
Decrease in investments	3,318	4,634
Cash paid for acquisitions, net of cash acquired	(4)	(51)
Other	245	250
Net cash provided by (used for) investing activities	(122)	1,433
Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	10,292	19,300
Payments of commercial paper and other short-term borrowings	(10,293)	(19,153)
Proceeds from issuance of common stock	425	242
Proceeds from issuance of long-term debt	2,725	26
Payments of long-term debt	(120)	(1,303)
Repurchases of common stock	(3,650)	(2,308)
Cash dividends paid	(1,798)	(1,669)
Pre-separation funding	—	1,604
Other	(72)	(141)
Net cash provided by (used for) financing activities	(2,491)	(3,402)
Effect of foreign exchange rate changes on cash and cash equivalents	(49)	(162)
Net increase (decrease) in cash and cash equivalents	1,621	2,744
Cash and cash equivalents at beginning of period	9,287	7,059
Cash and cash equivalents at end of period	$10,908	$9,803

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Shareowners' Equity
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Shares	$	Shares	$	Shares	$	Shares	$
	(Dollars in millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		6,780		6,317		6,452		6,212
Issued for employee savings and option plans		(11)		39		242		55
Stock-based compensation expense		37		42		112		131
Ending balance		6,806		6,398		6,806		6,398
Treasury stock
Beginning balance	(238.1)	(22,156)	(215.0)	(17,557)	(228.0)	(19,771)	(206.7)	(15,914)
Reacquired stock or repurchases of common stock	(5.9)	(1,000)	(3.9)	(604)	(22.1)	(3,650)	(15.3)	(2,308)
Issued for employee savings and option plans	0.9	21	1.6	59	7.0	286	4.7	120
Ending balance	(243.1)	(23,135)	(217.3)	(18,102)	(243.1)	(23,135)	(217.3)	(18,102)
Retained earnings
Beginning balance		35,741		29,331		33,978		27,481
Adoption of new accounting standards		—		—		—		264
Net income attributable to Honeywell		1,624		2,338		4,581		5,044
Dividends on common stock		(590)		(557)		(1,784)		(1,677)
Redemption value adjustment		—		(2)		—		(2)
Ending balance		36,775		31,110		36,775		31,110
Accumulated other comprehensive income (loss)
Beginning balance		(3,453)		(2,222)		(3,437)		(2,235)
Foreign exchange translation adjustment		163		49		177		61
Pensions and other postretirement benefit adjustments		(20)		14		(59)		(18)
Changes in fair value of cash flow hedges		15		34		24		67
Ending balance		(3,295)		(2,125)		(3,295)		(2,125)
Noncontrolling interest
Beginning balance		190		173		178		163
Acquisitions, divestitures, and other		1		—		1		1
Net income attributable to noncontrolling interest		24		18		59		45
Foreign exchange translation adjustment		(5)		(10)		(3)		(14)
Dividends paid		(13)		(4)		(38)		(18)
Ending balance		197		177		197		177
Total shareowners' equity	714.5	18,306	740.3	18,416	714.5	18,306	740.3	18,416
Cash dividends per share of common stock		$0.820		$0.745		$2.460		$2.235
Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or “the Company”) at September 30, 2019 and December 31, 2018, the cash flows for the nine months ended September 30, 2019 and 2018 and the results of operations for the three and nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 and cash flows for the nine months ended September 30, 2019 should not necessarily be taken as indicative of the entire year.

We report our quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three and nine months ended September 30, 2019 and 2018 were September 28, 2019 and September 29, 2018.

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

Note 3. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Severance	$41	$39	$147	$100
Asset impairments	15	26	26	74
Exit costs	33	8	62	48
Reserve adjustments	(3)	1	(7)	(2)
Total net repositioning charge	86	74	228	220
Asbestos related litigation charges, net of insurance and indemnities	9	59	26	157
Probable and reasonably estimable environmental liabilities, net of indemnities	6	150	59	334
Other	(5)	16	(7)	45
Total net repositioning and other charges	$96	$299	$306	$756

The following table summarizes the pretax distribution of total net repositioning and other charges by classification:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of products and services sold	$75	$261	$204	$605
Selling, general and administrative expenses	21	38	102	110
Other (income) expense	—	—	—	41
	$96	$299	$306	$756

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Aerospace	$12	$54	$32	$157
Honeywell Building Technologies	28	4	36	17
Performance Materials and Technologies	28	12	61	85
Safety and Productivity Solutions	6	39	54	52
Corporate	22	190	123	445
	$96	$299	$306	$756

In the quarter ended September 30, 2019, we recognized gross repositioning charges totaling $89 million including severance costs of $41 million related to workforce reductions of 1,123 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. The repositioning charges included exit costs of $33 million primarily related to termination fees associated with the early cancellation of supply agreements for certain raw materials in Performance Materials and Technologies and Honeywell Building Technologies and current period exit costs incurred for previously approved repositioning projects.

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

In the nine months ended September 30, 2019, we recognized gross repositioning charges totaling $235 million including severance costs of $147 million related to workforce reductions of 3,436 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives and to site transitions in Aerospace to more cost-effective locations. The repositioning charges included exit costs of $62 million primarily related to current period exit costs incurred for previously approved repositioning projects, termination fees associated with the early cancellation of supply agreements for certain raw materials in Performance Materials and Technologies and Honeywell Building Technologies and closure obligations associated with site transitions.

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

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
December 31, 2018	$489	$—	$77	$566
Charges	147	26	62	235
Usage - cash	(122)	—	(27)	(149)
Usage - noncash	—	(26)	—	(26)
Foreign currency translation	(3)	—	—	(3)
Adjustments	(7)	—	—	(7)
September 30, 2019	$504	$—	$112	$616

 Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the quarter and nine months ended September 30, 2019 and 2018 were not significant.

Note 4. Other (Income) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income	$(64)	$(55)	$(194)	$(154)
Pension ongoing income – non-service	(180)	(301)	(549)	(906)
Other postretirement income – non-service	(12)	(12)	(35)	(24)
Equity income of affiliated companies	(13)	(14)	(33)	(38)
Loss (gain) on sale of non-strategic business and assets	—	—	(1)	—
Foreign exchange	(43)	(15)	(97)	(27)
Separation costs	—	116	—	234
Other (net)	1	6	8	56
	$(311)	$(275)	$(901)	$(859)

Separation costs are associated with the spin-offs of our Homes and Global Distribution business and Transportation Systems business, and are primarily associated with third party services.

Note 5. Income Taxes

The effective tax rate increased for the quarter and nine months ended September 30, 2019 compared to the quarter and nine months ended September 30, 2018 primarily due to lower tax benefits (reduction of accrued withholding taxes of approximately $114 million in 2019 and approximately $1.1 billion in 2018 related to unremitted foreign earnings), partially offset by $432 million of tax costs incurred in 2018 related to the spin-offs. Other changes to the tax rate include increased tax benefits for employee share-based compensation, and lower forecasted Global Intangible Low Taxed Income tax expense in the current year.

The effective tax rate for the quarter and nine months ended September 30, 2019 was lower than the U.S. federal statutory rate of 21% primarily due to the reduction of withholding taxes related to unremitted foreign earnings.

Note 6. Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic	2019	2018	2019	2018
Net income attributable to Honeywell	$1,624	$2,338	$4,581	$5,044
Weighted average shares outstanding	717.6	741.8	723.5	746.0
Earnings per share of common stock	$2.26	$3.15	$6.33	$6.76

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
Assuming Dilution	2019	2018	2019	2018
Net income attributable to Honeywell	$1,624	$2,338	$4,581	$5,044
Average Shares
Weighted average shares outstanding	717.6	741.8	723.5	746.0
Dilutive securities issuable - stock plans	9.1	10.2	9.3	10.0
Total weighted average shares outstanding	726.7	752.0	732.8	756.0
Earnings per share of common stock	$2.23	$3.11	$6.25	$6.67

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and nine months ended September 30, 2019, the weighted average number of stock options excluded from the computations were 2.9 million and 3.2 million. For the three and nine months ended September 30, 2018, the weighted average number of stock options excluded from the computations were 3.0 million and 2.4 million. These stock options were outstanding at the end of each of the respective periods.

As of September 30, 2019 and 2018, total shares outstanding were 714.5 million and 740.3 million and as of September 30, 2019 and 2018, total shares issued were 957.6 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Aerospace
Commercial Aviation Original Equipment	$772	$724	$2,265	$2,131
Commercial Aviation Aftermarket	1,452	1,370	4,234	3,964
Defense and Space	1,320	1,134	3,894	3,348
Transportation Systems	—	802	—	2,622
	3,544	4,030	10,393	12,065
Honeywell Building Technologies
Homes Products and Software	—	521	—	1,554
Distribution (ADI)	—	671	—	1,985
Products	823	720	2,476	2,188
Building Solutions	592	605	1,778	1,769
	1,415	2,517	4,254	7,496
Performance Materials and Technologies
UOP	717	722	2,030	2,012
Process Solutions	1,283	1,225	3,818	3,712
Specialty Products	256	279	790	847
Fluorine Products	414	414	1,339	1,301
	2,670	2,640	7,977	7,872
Safety and Productivity Solutions
Safety and Retail	558	564	1,653	1,680
Productivity Products	271	329	809	1,017
Warehouse and Workflow Solutions	419	463	1,478	1,299
Sensing & Internet-of-Things (IoT)	209	219	649	644
	1,457	1,575	4,589	4,640
Net sales	$9,086	$10,762	$27,213	$32,073

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

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Performance Materials and Technologies – A global provider of products, software, solutions and technologies. Products include catalysts, adsorbents, equipment and high-performance materials, devices for measurement, regulation, control and metering of gases and electricity, and metering and communications systems for water utilities and industries. Software is provided to support process technologies supporting automation and to monitor a variety of industrial processes used in industries such as oil and gas, chemicals, petrochemicals, metals, minerals and mining industries. Services are provided for installation and maintenance of products.

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

We recognize revenue arising from performance obligations outlined in contracts with our customers that are satisfied at a point in time and over time. The disaggregation of our revenue based off timing of recognition is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Products, transferred point in time	62%	67%	61%	68%
Products, transferred over time	13	11	14	11
Net product sales	75	78	75	79
Services, transferred point in time	8	7	9	7
Services, transferred over time	17	15	16	14
Net service sales	25	22	25	21
Net sales	100%	100%	100%	100%

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

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

The following table summarizes our contract assets and liabilities balances:

	2019	2018
Contract assets - Beginning period	$1,548	$1,721
Contract assets - September 30	1,812	1,689
Change in contract assets - increase (decrease)	$264	$(32)

Contract liabilities - Beginning period	$(3,378)	$(2,973)
Contract liabilities - September 30	(3,188)	(3,165)
Change in contract liabilities - decrease (increase)	$190	$(192)

Net change	$454	$(224)

The net change for the nine months ended September 30, 2019 was primarily driven by the recognition of revenue as performance obligations were satisfied prior to billing and exceeded receipt of advance payments from customers. The net change for the nine months ended September 30, 2018 was due primarily to customer payments received exceeding the related revenue recognition upon the completion of the underlying performance obligations to the customer.

For the three and nine months ended September 30, 2019, we recognized revenue of $215 million and $1,195 million that was previously included in the beginning balance of contract liabilities. For the three and nine months ended September 30, 2018, we recognized revenue of $122 million and $1,023 million that was previously included in the beginning balance of contract liabilities.

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

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

The following table outlines our performance obligations disaggregated by segment:

September 30, 2019
Aerospace	$11,412
Honeywell Building Technologies	5,558
Performance Materials and Technologies	6,320
Safety and Productivity Solutions	1,839
$25,129

Performance obligations recognized as of September 30, 2019 will be satisfied over the course of future periods. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 57% and 43%, respectively.

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

Note 8. Accounts Receivable - Net

	September 30, 2019	December 31, 2018
Trade	$7,750	$7,705
Less - Allowance for doubtful accounts	(167)	(197)
	$7,583	$7,508

Trade receivables include $1,796 million and $1,543 million of unbilled balances under long-term contracts as of September 30, 2019 and December 31, 2018. These amounts are billed in accordance with the terms of the customer contracts to which they relate.

Note 9. Inventories

	September 30, 2019	December 31, 2018
Raw materials	$1,083	$1,109
Work in process	829	811
Finished products	2,734	2,445
	4,646	4,365
Reduction to LIFO cost basis	(45)	(39)
	$4,601	$4,326

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

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$62	$172
Variable lease cost	3	17
Short-term lease cost	3	9
Financing lease cost:
Amortization of right-of-use assets	15	43
Interest on lease liability	8	23
Total financing lease cost	23	66
Total lease cost	$91	$264

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$65	$174
Operating cash flows from finance leases	8	23
Financing cash flows from finance leases	14	40
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$92	$118
Finance leases	9	17

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Operating leases
Other assets	$677
Accrued liabilities	176
Other liabilities	535
Total operating lease liabilities	$711
Financing leases
Property, plant and equipment	$321
Accumulated depreciation	(125)
Property, plant and equipment - net	$196
Current maturities of long-term debt	50
Long-term debt	150
Total financing lease liabilities	$200
Weighted-average remaining lease term
Operating leases	6 years
Financing leases	4 years
Weighted-average discount rate
Operating leases	3.3%
Financing leases	17.2%

As of September 30, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases
2019	$55	$21
2020	186	75
2021	154	63
2022	122	47
2023	92	39
Thereafter	184	49
Total lease payments	793	294
Less: interest	(82)	(94)
Total	$711	$200

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year would have been as follows:

At December 31, 2018
2019	$210
2020	168
2021	142
2022	109
2023	80
Thereafter	147
$856

Note 11. Long-term Debt and Credit Agreements

	September 30, 2019	December 31, 2018
1.40% notes due 2019	$1,250	$1,250
Three year floating rate notes due 2019	250	250
Two year floating rate notes due 2019	450	450
1.80% notes due 2019	750	750
0.65% Euro notes due 2020	1,093	1,145
4.25% notes due 2021	800	800
1.85% notes due 2021	1,500	1,500
2.15% notes due 2022	600	—
Floating rate notes due 2022	600	—
1.30% Euro notes due 2023	1,367	1,432
3.35% notes due 2023	300	300
2.30% notes due 2024	750	—
2.50% notes due 2026	1,500	1,500
2.25% Euro notes due 2028	820	859
2.70% notes due 2029	750	—
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 6.0% weighted average maturing at various dates through 2025	370	353
	15,189	12,628
Less: current portion	(4,088)	(2,872)
	$11,101	$9,756

On August 8, 2019, the Company issued $600 million 2.15% Senior Notes due 2022, $600 million Floating Rate Senior Notes due 2022, $750 million 2.30% Senior Notes due 2024 and $750 million 2.70% Senior Notes due

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

2029 (collectively the "2019 Notes"). The 2019 Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell's existing and future senior unsecured debt and senior to all of Honeywell's subordinated debt. The offering resulted in gross proceeds of $2,700 million, offset by $18 million in discount and closing costs related to the offering. The 2019 Notes issued in the amount of $2,700 million were issued to prefund the repayment of our 1.40% notes, 1.80% notes, three year floating rate notes and two year floating rate notes, in each case due on October 30, 2019.

For issuances described above, unless otherwise noted, all debt issuance costs are deferred and recognized as a direct deduction to the related debt liability and are amortized to interest expense over the debt term.

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

As of September 30, 2019, there are no outstanding borrowings under any of our credit agreements.

Note 12. Financial Instruments and Fair Value Measures

Our credit, market, foreign currency and interest rate risk management policies are described in Note 15, Financial Instruments and Fair Value Measures of Notes to Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30, 2019	December 31, 2018
Assets:
Foreign currency exchange contracts	$298	$119
Available for sale investments	1,642	1,784
Interest rate swap agreements	74	20
Cross currency swap agreements	80	32
Liabilities:
Foreign currency exchange contracts	$10	$4
Interest rate swap agreements	—	65

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

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$153	$152	$333	$329
Liabilities
Long-term debt and related current maturities	$15,189	$16,455	$12,628	$13,133

The following table sets forth the amounts on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

Line in the Consolidated Balance Sheet of Hedged Item	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Long-term debt	$4,773	$2,555	$73	$(45)

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

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three and nine months ended September 30, 2019, we recognized $55 million and $118 million of gains in earnings on interest rate swap agreements. For the three and nine months ended September 30, 2018, we recognized $12 million and $75 million of losses in earnings on interest rate swap agreements. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We economically hedge our exposure to changes in foreign exchange rates primarily with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. For the three and nine months ended September 30, 2019, we recognized $182 million and $231 million of income in Other (income) expense. For the three and nine months ended September 30, 2018, we recognized $30 million and $245 million of income in Other (income) expense.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

The following tables summarize the location and impact to the Consolidated Statement of Operations related to fair value and cash flow hedging relationships:

	Three Months Ended September 30, 2019
	Revenue	Cost of Products Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$9,086	$4,775	$1,296	$(311)	$96
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	1	9	—	53	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	6	—	9	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	(55)
Derivatives designated as hedges	—	—	—	—	55

	Three Months Ended September 30, 2018
	Revenue	Cost of Products Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$10,762	$6,127	$1,524	$(275)	$99
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	(2)	(6)	(2)	—	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	12
Derivatives designated as hedges	—	—	—	—	(12)

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Nine Months Ended September 30, 2019
	Revenue	Cost of Products Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$27,213	$14,244	$4,046	(901)	$266
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	2	33	1	77	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	17	—	27	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	(118)
Derivatives designated as hedges	—	—	—	—	118

	Nine Months Ended September 30, 2018
	Revenue	Cost of Products Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$32,073	$18,234	$4,527	$(859)	$277
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	(8)	(40)	—	—	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	75
Derivatives designated as hedges	—	—	—	—	(75)

The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Net Investment Hedging Relationships	2019	2018	2019	2018
Euro-denominated long-term debt	$131	$20	$157	$139
Euro-denominated commercial paper	136	21	163	129
Cross currency swap agreements	39	(10)	44	10
Foreign currency exchange contracts	23	—	28	—

Note 13. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2018	$(2,709)	$(761)	$33	$(3,437)
Other comprehensive income (loss) before reclassifications	188	—	110	298
Amounts reclassified from accumulated other comprehensive income	(11)	(59)	(86)	(156)
Net current period other comprehensive income (loss)	177	(59)	24	142
Balance at September 30, 2019	$(2,532)	$(820)	$57	$(3,295)

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2017	$(1,981)	$(202)	$(52)	$(2,235)
Other comprehensive income (loss) before reclassifications	61	35	27	123
Amounts reclassified from accumulated other comprehensive income	—	(53)	40	(13)
Net current period other comprehensive income (loss)	61	(18)	67	110
Balance at September 30, 2018	$(1,920)	$(220)	$15	$(2,125)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales
Aerospace
Products	$2,213	$2,747	$6,462	$8,275
Services	1,331	1,283	3,931	3,790
Total	3,544	4,030	10,393	12,065
Honeywell Building Technologies
Products	1,091	2,157	3,283	6,423
Services	324	360	971	1,073
Total	1,415	2,517	4,254	7,496
Performance Materials and Technologies
Products	2,129	2,089	6,437	6,346
Services	541	551	1,540	1,526
Total	2,670	2,640	7,977	7,872
Safety and Productivity Solutions
Products	1,360	1,484	4,314	4,370
Services	97	91	275	270
Total	1,457	1,575	4,589	4,640
	$9,086	$10,762	$27,213	$32,073
Segment profit
Aerospace	$908	$891	$2,653	$2,702
Honeywell Building Technologies	297	430	868	1,273
Performance Materials and Technologies	582	560	1,790	1,676
Safety and Productivity Solutions	195	262	598	760
Corporate	(54)	(53)	(202)	(181)
Total segment profit	1,928	2,090	5,707	6,230
Interest and other financial charges	(96)	(99)	(266)	(277)
Stock compensation expense(a)	(37)	(41)	(112)	(131)
Pension ongoing income(b)	150	247	449	745
Other postretirement income(b)	12	12	35	24
Repositioning and other charges(c)	(96)	(299)	(306)	(756)
Other(d)	106	(52)	284	(68)
Income before taxes	$1,967	$1,858	$5,791	$5,767

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

Note 15. Pension Benefits

Net periodic pension benefit costs for our significant defined benefit plans include the following components:

	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$21	$35	$63	$105
Interest cost	153	143	460	430
Expected return on plan assets	(279)	(357)	(837)	(1,071)
Amortization of prior service (credit)	(11)	(11)	(33)	(33)
	$(116)	$(190)	$(347)	$(569)

	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$4	$6	$16	$20
Interest cost	34	35	106	108
Expected return on plan assets	(81)	(108)	(248)	(336)
Amortization of prior service (credit)	—	—	—	(1)
	$(43)	$(67)	$(126)	$(209)

For the three and nine months ended September 30, 2019, the Company repurchased $100 million and $300 million of outstanding Honeywell shares from the Honeywell U.S. Pension Plan Master Trust.

Note 16. Commitments and Contingencies

Environmental Matters

Our environmental matters are described in Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2018	$755
Accruals for environmental matters deemed probable and reasonably estimable	169
Environmental liability payments	(135)
Other	(4)
September 30, 2019	$785

In the nine months ended September 30, 2019 we recorded a gain of $43 million related to the sale of a legacy remediated property.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Environmental liabilities are included in the following balance sheet accounts:

	September 30, 2019	December 31, 2018
Accrued liabilities	$184	$175
Other liabilities	601	580
	$785	$755

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

Reimbursements associated with the indemnification and reimbursement agreement with a Resideo subsidiary were $105 million in the nine months ended September 30, 2019 and offset operating cash outflows incurred by the Company. As the Company records the accruals for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90 percent of such accrual is also recorded. This receivable amount recorded in the nine months ended September 30, 2019 was $67 million. As of September 30, 2019, Other Current Assets and Other Assets includes $140 million and $438 million representing the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.

Asbestos Matters

Honeywell is a defendant in asbestos related personal injury actions related to North American Refractories Company (“NARCO”), which was sold in 1986, and Bendix Friction Materials (“Bendix”) business, which was sold in 2014.

The following tables summarize information concerning NARCO and Bendix asbestos-related balances:

Asbestos-Related Liabilities
	Bendix	NARCO	Total
December 31, 2018	$1,623	$891	$2,514
Accrual for update to estimated liability	48	17	65
Asbestos related liability payments	(126)	(13)	(139)
September 30, 2019	$1,545	$895	$2,440

Insurance Recoveries for Asbestos-Related Liabilities
	Bendix	NARCO	Total
December 31, 2018	$170	$307	$477
Insurance receipts for asbestos related liabilities	(34)	(13)	(47)
Insurance receivables settlements	18	4	22
September 30, 2019	$154	$298	$452

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	September 30, 2019	December 31, 2018
Other current assets	$40	$40
Insurance recoveries for asbestos-related liabilities	412	437
	$452	$477
Accrued liabilities	$245	$245
Asbestos-related liabilities	2,195	2,269
	$2,440	$2,514

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

As of September 30, 2019, our total NARCO asbestos liability of $895 million reflects Pre-bankruptcy NARCO liability of $152 million and NARCO Trust Liability of $743 million. Through September 30, 2019, Pre-bankruptcy NARCO Liability has been reduced by approximately $2 billion since first established in 2002, largely related to settlement payments. The remaining Pre-bankruptcy NARCO Liability principally represents estimated amounts owed pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the NARCO Trust subject to qualification under the terms of the settlement agreements and Trust Distribution Procedures. The other NARCO bankruptcy-related obligations were paid in 2013 and no further liability is recorded.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

As of September 30, 2019, Honeywell has not made any payments to the NARCO Trust for Annual Contribution Claims as any Annual Contribution Claims which have been paid since the Trust became operational have been funded by cash dividends from HWI.

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

Our insurance receivable of $298 million as of September 30, 2019, corresponding to the estimated liability for asserted and unasserted NARCO asbestos claims, reflects coverage which reimburses Honeywell for portions of NARCO-related indemnity and defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. We conduct analyses to estimate the probable amount of insurance that is recoverable for asbestos claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding insurers.

Bendix Products—Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix-related asbestos claims activity:

	Nine Months Ended September 30,	Years Ended December 31,
Claims Activity	2019	2018	2017
Claims unresolved at the beginning of period	6,209	6,280	7,724
Claims filed	1,996	2,430	2,645
Claims resolved	(1,744)	(2,501)	(4,089)
Claims unresolved at the end of period	6,461	6,209	6,280

Disease Distribution of Unresolved Claims	September 30,	December 31,
	2019	2018	2017
Mesothelioma and other cancer claims	3,323	2,949	3,062
Nonmalignant claims	3,138	3,260	3,218
Total claims	6,461	6,209	6,280

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in whole dollars)
Malignant claims	$55,300	$56,000	$44,000	$44,000	$53,500
Nonmalignant claims	$4,700	$2,800	$4,485	$100	$120

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

Reimbursements associated with the indemnification and reimbursement agreement with a Garrett subsidiary (the "Agreement") were $114 million for the nine months ended September 30, 2019 and offset operating cash outflows incurred by the Company. As the Company records the accruals for matters covered by the indemnification and reimbursement agreement, a corresponding receivable from Garrett for 90 percent of such accrual is also recorded. This receivable amount was $25 million in the nine months ended September 30, 2019. As of September 30, 2019, Other Current Assets and Other Assets includes $164 million and $932 million representing the short-term and long-term portion of the receivable amount due from Garrett under the indemnification and reimbursement agreement.

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

On September 13, 2018, following completion of the Securities and Exchange Commission (SEC) Division of Corporation Finance’s review of our prior accounting for liabilities for unasserted Bendix-related asbestos claims, the SEC Division of Enforcement advised that it had opened an investigation related to this matter. On August 28, 2019, the SEC informed the Company that it had concluded its investigation and that it does not intend to recommend any enforcement action against Honeywell. On October 31, 2018, David Kanefsky, a Honeywell shareholder, filed a putative class action complaint alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 related to the prior accounting for Bendix asbestos claims. On May 15, 2019, Wayne County Employees’ Retirement System, another Honeywell shareholder, filed a putative class action asserting the same claims relating to substantially the same alleged conduct in the same jurisdiction. On August 26, 2019, Wayne County Employees' Retirement System voluntarily dismissed its complaint without prejudice, in light of its motion to be appointed as substitute lead plaintiff in the Kanefsky action. We believe neither complaint has any merit.

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

Petrobras and Unaoil—We are cooperating with certain investigations by the U.S. Department of Justice (DOJ), the SEC and Brazilian authorities relating to our use of third parties who previously worked for our UOP business in Brazil in relation to Petróleo Brasileiro S.A. (Petrobras). The investigations are focused on compliance with the U.S. Foreign Corrupt Practices Act and similar Brazilian laws, and involve, among other things, document production and interviews with former and current management and employees. The DOJ and the SEC are also examining a matter involving a foreign subsidiary’s prior engagement of Unaoil S.A.M. in Algeria. We are cooperating with the authorities in each of the above matters. While we cannot predict the outcome of these matters, based on the facts currently known to us, we do not anticipate that these matters will have a material adverse effect on our financial condition, results of operations, or cash flows.

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share amounts)

The following Management Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or “the Company”) for the three months (quarter) and nine months ended September 30, 2019. The financial information as of September 30, 2019 should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 contained in our 2018 Annual Report on Form 10-K.

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

A.	Results of Operations – three and nine months ended September 30, 2019 compared with the three and nine months ended September 30, 2018

Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$9,086	$10,762	$27,213	$32,073
% change compared with prior period	(16)%		(15)%

The change in net sales compared to the prior year period is attributable to the following:

	Three Months	Year to Date
Volume	2%	4%
Price	1%	2%
Foreign Currency Translation	(1)%	(2)%
Acquisitions/Divestitures	(18)%	(19)%
	(16)%	(15)%

A discussion of net sales by segment can be found in the Review of Business Segments section of this Management Discussion and Analysis.

The unfavorable impact of foreign currency translation in the quarter and nine months is driven by the strengthening of the U.S. Dollar against the currencies of the majority of our international markets, primarily the Euro, British Pound and Chinese Renminbi.

The acquisitions/divestitures impact is primarily driven by the spin-offs of the Transportation Systems business and Homes and Global Distribution business.

Cost of Products and Services Sold
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of products and services sold	$6,038	$7,556	$18,011	$22,361
% change compared with prior period	(20)%		(19)%
Gross margin percentage	33.5%	29.8%	33.8%	30.3%

Cost of products and services sold decreased in the quarter primarily due to lower direct material costs of approximately $1,060 million and lower labor costs of approximately $150 million (both driven by the spin-off of the Transportation Systems and Homes and Global Distribution businesses and productivity, partially offset by higher organic sales and inflation), and lower repositioning and other charges of approximately $190 million.

Cost of products and services sold decreased in the nine months primarily due to lower direct and indirect material costs of approximately $3,400 million and lower labor costs of approximately $400 million (both driven by the spin-off of the Transportation Systems and Homes and Global Distribution businesses and productivity, partially offset by higher organic sales and inflation), and lower repositioning and other charges of approximately $400 million.

Gross margin percentage increased in the quarter primarily due to higher gross margin in the segments (approximately 1.5 percentage points), with higher Aerospace and Honeywell Building Technologies gross margins partially offset by lower Safety and Productivity Solutions and Performance Materials and Technologies segment gross margin, and due to the lower costs within cost of products and services sold for repositioning and other charges (approximately 2.0 percentage point impact) and pension service costs (approximately 0.2 percentage point impact).

Gross margin percentage increased in the nine months primarily due to higher gross margin in the segments (approximately 1.8 percentage points), with higher Aerospace, Honeywell Building Technologies and Performance Materials and Technologies gross margins partially offset by lower Safety and Productivity Solutions segment gross margin, and due to the lower costs within cost of products and services sold for repositioning and other charges (approximately 1.5 percentage point impact) and pension service costs (approximately 0.2 percentage point impact).

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Selling, general and administrative expense	$1,296	$1,524	$4,046	$4,527
% of sales	14.3%	14.2%	14.9%	14.1%

Selling, general and administrative expenses decreased $228 million and $481 million in the quarter and nine months primarily due to the absence of costs of the Transportation Systems and Homes and Global Distribution businesses following their spin-offs, and the favorable impact of foreign currency translation, partially offset by inflation.

Other (Income) Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Other (income) expense	$(311)	$(275)	$(901)	$(859)

 Other income increased for the quarter and nine months primarily due to the absence of separation costs, higher foreign exchange income, and higher interest income, partially offset by lower pension non-service income.

Tax Expense (Benefit)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Tax expense (benefit)	$319	$(498)	$1,151	$679
Effective tax rate	16.2%	(26.8)%	19.9%	11.8%

The effective tax rate increased for the quarter and nine months ended September 30, 2019 compared to the quarter and nine months ended September 30, 2018 primarily due to lower tax benefits (reduction of accrued withholding taxes of approximately $114 million in 2019 and approximately $1.1 billion in 2018 related to unremitted foreign earnings), partially offset by $432 million of tax costs incurred in 2018 related to the spin-offs. Other changes to the tax rate include increased tax benefits for employee share-based compensation, and lower forecasted Global Intangible Low Taxed Income tax expense in the current year.

The effective tax rate for the quarter and nine months ended September 30, 2019 was lower than the U.S. federal statutory rate of 21% primarily due to the reduction of withholding taxes related to unremitted foreign earnings.

Net Income Attributable to Honeywell

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to Honeywell	$1,624	$2,338	$4,581	$5,044
Earnings per share of common stock – assuming dilution	$2.23	$3.11	$6.25	$6.67

Earnings per share of common stock – assuming dilution decreased in the quarter and nine months primarily driven by higher tax expense due to the lower tax benefits compared to the prior year as indicated in the Tax Expense (Benefit) section of this Management Discussion and Analysis, lower segment profit associated with the spin-offs and lower pension ongoing income, partially offset by increased operational segment profit, lower repositioning and other charges and the favorable impact of lower share count.

Review of Business Segments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Aerospace sales
Commercial Aviation Original Equipment	$772	$724	7%	$2,265	$2,131	6%
Commercial Aviation Aftermarket	1,452	1,370	6%	4,234	3,964	7%
Defense and Space	1,320	1,134	16%	3,894	3,348	16%
Transportation Systems	—	802	(100)%	—	2,622	(100)%
Total Aerospace sales	3,544	4,030		10,393	12,065
Honeywell Building Technologies sales
Homes	—	1,192	(100)%	—	3,539	(100)%
Buildings	1,415	1,325	7%	4,254	3,957	8%
Total Honeywell Building Technologies sales	1,415	2,517		4,254	7,496
Performance Materials and Technologies sales
UOP	717	722	(1)%	2,030	2,012	1%
Process Solutions	1,283	1,225	5%	3,818	3,712	3%
Advanced Materials	670	693	(3)%	2,129	2,148	(1)%
Total Performance Materials and Technologies sales	2,670	2,640		7,977	7,872
Safety and Productivity Solutions sales
Safety	558	564	(1)%	1,653	1,680	(2)%
Productivity Solutions	899	1,011	(11)%	2,936	2,960	(1)%
Total Safety and Productivity Solutions sales	1,457	1,575		4,589	4,640
Net sales	$9,086	$10,762		$27,213	$32,073

Aerospace

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Net sales	$3,544	$4,030	(12)%	$10,393	$12,065	(14)%
Cost of products and services sold	2,375	2,843		6,944	8,470
Selling, general and administrative and other expenses	261	296		796	893
Segment profit	$908	$891	2%	$2,653	$2,702	(2)%

	2019 vs. 2018
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	10%	22%	10%	22%
Foreign currency translation	—%	—%	—%	—%
Acquisitions, divestitures and other, net	(22)%	(20)%	(24)%	(24)%
Total % change	(12)%	2%	(14)%	(2)%

Aerospace sales decreased in the quarter and nine months ended September 30, 2019 due to the divestiture impacts following the spin-off of the Transportation Systems business, partially offset by organic growth.

•
Commercial Aviation Original Equipment sales increased 7% (increased 7% organic) in the quarter primarily due to increased demand from air transport, regional, and business aviation original equipment manufacturers (OEMs) and increased 6% (increased 7% organic) in the nine months primarily due to increased demand from business aviation OEMs.

•
Commercial Aviation Aftermarket sales increased 6% (increased 6% organic) in the quarter and increased 7% (increased 7% organic) in the nine months with growth in both air transport and regional, and business aviation.

•	Defense and Space sales increased 16% (increased 17% organic) in the quarter and nine months primarily driven by growth in U.S. and international defense.

Aerospace segment profit increased in the quarter due to an increase in operational segment profit, primarily driven by productivity, net of inflation, and price, partially offset by the divestiture impacts following the spin-off of the Transportation Systems business. Aerospace segment profit decreased for the nine months due to the divestiture impacts following the spin-off of the Transportation Systems business, partially offset by an increase in operational segment profit, primarily driven by price, higher sales volumes, and productivity, net of inflation. Cost of products and services sold decreased in the quarter and nine months due to the spin-off of the Transportation Systems business, partially offset by higher organic sales volumes.

Honeywell Building Technologies

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Net sales	$1,415	$2,517	(44)%	$4,254	$7,496	(43)%
Cost of products and services sold	841	1,644		2,563	4,918
Selling, general and administrative and other expenses	277	443		823	1,305
Segment profit	$297	$430	(31)%	$868	$1,273	(32)%

	2019 vs. 2018
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	3%	10%	6%	9%
Foreign currency translation	(1)%	(2)%	(2)%	(2)%
Acquisitions, divestitures and other, net	(46)%	(39)%	(47)%	(39)%
Total % change	(44)%	(31)%	(43)%	(32)%

Honeywell Building Technologies sales decreased in the quarter and nine months ended September 30, 2019 due to the divestiture impacts following the spin-off of the Homes business and the unfavorable impact of foreign currency translation, partially offset by organic growth.

•
Sales in Building Technologies, excluding the Homes divestiture and related impacts, increased 7% (increased 3% organic) in the quarter primarily due to higher organic sales growth in Products, partially offset by the unfavorable impact of foreign currency translation. Sales increased 8% (increased 6% organic) in the nine months primarily due to higher organic growth in both Products and Building Solutions, partially offset by the unfavorable impact of foreign currency translation.

Honeywell Building Technologies segment profit decreased in the quarter and nine months due to the divestiture impacts following the spin-off of the Homes business and the unfavorable impact of foreign currency translation, partially offset by an increase in operational segment profit. The increase in operational segment profit in the quarter was primarily driven by price, organic sales volumes, and productivity, partially offset by inflation. The increase in operational segment profit for the nine months was primarily due to higher organic sales volumes and price, partially offset by inflation. Cost of products and services sold decreased in the quarter and nine months due to the Homes divestiture and the favorable impact of foreign currency translation, partially offset by higher organic sales volumes.

Performance Materials and Technologies

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Net sales	$2,670	$2,640	1%	$7,977	$7,872	1%
Cost of products and services sold	1,742	1,715		5,121	5,141
Selling, general and administrative and other expenses	346	365		1,066	1,055
Segment profit	$582	$560	4%	$1,790	$1,676	7%

	2019 vs. 2018
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	3%	5%	4%	9%
Foreign currency translation	(2)%	(1)%	(3)%	(2)%
Acquisitions, divestitures, and other, net	—%	—%	—%	—%
Total % change	1%	4%	1%	7%

Performance Materials and Technologies sales increased in the quarter and nine months ended September 30, 2019 primarily due to organic growth, partially offset by the unfavorable impact of foreign currency translation.

•
UOP sales decreased 1% (flat organic) in the quarter driven primarily by the unfavorable impact of foreign currency translation, with growth in catalyst and licensing sales offset by lower gas processing volumes. UOP sales increased 1% (increased 2% organic) in the nine months driven primarily by growth in catalyst and licensing sales, partially offset by lower gas processing equipment volumes.

•
Process Solutions sales increased 5% (increased 7% organic) in the quarter primarily driven by increases in maintenance and migration services and projects, partially offset by the unfavorable impact of foreign currency translation. Process Solutions sales increased 3% (increased 6% organic) in the nine months driven primarily by increases in maintenance and migration services, partially offset by the unfavorable impact of foreign currency translation.

•
Advanced Materials sales decreased 3% (decreased 2% organic) in the quarter driven primarily by decreases in specialty products volumes. Advanced Materials sales decreased 1% (increased 1% organic) in the nine months driven primarily by decreases in specialty products and the unfavorable impact of foreign currency translation, partially offset by growth in fluorine products.

Performance Materials and Technologies segment profit increased in the quarter and nine months due to an increase in operational segment profit, partially offset by the unfavorable impact of foreign currency translation. The increase in operational segment profit in the quarter is primarily due to productivity, net of inflation, price, and higher sales volumes, partially offset by higher sales of lower margin products. The increase in operational segment profit in the nine months is primarily due to price and productivity, net of inflation. Cost of products and services sold increased in the quarter primarily due to higher sales volumes partially offset by the favorable impact of foreign currency translation. Cost of products and services sold decreased in the nine months primarily due to the favorable impact of foreign currency translation and productivity, net of inflation, partially offset by higher sales volumes.

Safety and Productivity Solutions

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Net sales	$1,457	$1,575	(7)%	$4,589	$4,640	(1)%
Cost of products and services sold	984	1,045		3,129	3,068
Selling, general and administrative and other expenses	278	268		862	812
Segment profit	$195	$262	(26)%	$598	$760	(21)%

	2019 vs. 2018
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	(8)%	(26)%	(1)%	(21)%
Foreign currency translation	(1)%	(2)%	(2)%	(2)%
Acquisitions, divestitures, and other, net	2%	2%	2%	2%
Total % change	(7)%	(26)%	(1)%	(21)%

Safety and Productivity Solutions sales decreased for the quarter and nine months ended September 30, 2019 primarily due to lower organic sales and the unfavorable impact of foreign currency translation, partially offset by acquisitions.

•
Sales in Safety decreased 1% (flat organic) for the quarter and decreased 2% (increased 1% organic) for the nine months. The decrease in sales for the quarter was driven by the unfavorable impact of foreign currency translation. For the nine months, the decrease in sales was primarily driven by the unfavorable impact of foreign currency translation, partially offset by favorable pricing.

•
Sales in Productivity Solutions decreased 11% (decreased 13% organic) for the quarter and decreased 1% (decreased 3% organic) for the nine months. The decrease in sales for the quarter is primarily attributable to lower sales volumes in Intelligrated due to the timing of large projects, lower sales volumes in Productivity Products, and the unfavorable impact of foreign currency translation, partially offset by acquisitions. The decrease in sales for the nine months is primarily attributable to lower sales volumes in Productivity Products and the unfavorable impact of foreign currency translation, partially offset by acquisitions.

Safety and Productivity Solutions segment profit decreased for the quarter and the nine months as a result of lower operational segment profit and the unfavorable impact of foreign currency translation, partially offset by acquisitions. The decreases in operational segment profit were primarily due to lower sales volumes in Productivity Products, partially offset by higher productivity and favorable pricing. Cost of products and services sold decreased for the quarter, primarily due to higher productivity and lower sales volumes, partially offset by acquisitions and inflation. Cost of products and services sold increased for the nine months, primarily due to inflation, acquisitions and higher sales of lower margin products primarily in the first half of the year, partially offset by higher productivity and the favorable impact of foreign currency translation.

Repositioning and Other Charges

Cash spending related to our repositioning actions was $149 million in the nine months ended September 30, 2019 and was funded through operating cash flows. We expect cash spending for repositioning actions to be approximately $225 million in 2019 and to be funded through operating cash flows.

B.	Liquidity and Capital Resources

Cash Flow Summary

	Nine Months Ended September 30,
	2019	2018
Cash provided by (used for):
Operating activities	$4,283	$4,875
Investing activities	(122)	1,433
Financing activities	(2,491)	(3,402)
Effect of exchange rate changes on cash	(49)	(162)
Net increase (decrease) in cash and cash equivalents	$1,621	$2,744

Cash provided by operating activities decreased by $592 million primarily due to a $581 million unfavorable impact from working capital (primarily accounts payable and accounts receivable) and increased cash tax payments of $205 million, partially offset by reimbursements associated with the indemnification and reimbursement agreements with subsidiaries of Garrett and Resideo of $219 million.

Cash used for investing activities increased by $1,555 million primarily due to a net $1,652 million increase in investments, primarily short term marketable securities, partially offset by lower cash paid for acquisitions of $47 million.

Cash used for financing activities decreased by $911 million primarily due to an increase in net debt issuances of $3,734 million and an increase in proceeds from the issuance of common stock of $183 million partially offset by prior year Garrett pre-separation funding of $1,604 million and an increase in repurchases of common stock of $1,342 million.

Liquidity

The Company continues to manage its businesses to maximize operating cash flows as the primary source of liquidity. In addition to our available cash and operating cash flows, additional sources of liquidity include committed credit lines, short-term debt from the commercial paper market, long-term borrowings, as well as access to the public debt and equity markets. We continue to balance our cash and financing uses through investment in our existing core businesses, debt repayments, acquisition activity, share repurchases and dividends.

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

In the nine months ended September 30, 2019, the Company repurchased $3,650 million of outstanding shares. In April 2019, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included amounts remaining under, and replaced, the previously approved share repurchase program. As of September 30, 2019, $7.7 billion remained available for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact over the long-term of employee stock-based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we will seek to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

The Company increased the quarterly dividend rate by 10% to $.90 per share of common stock effective with the fourth quarter 2019 dividend.

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

Critical Accounting Policies

The financial information as of September 30, 2019 should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 contained in our 2018 Annual Report on Form 10-K.

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

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our 2018 Annual Report on Form 10-K. As of September 30, 2019, there has been no material change in this information.

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

Honeywell purchased 5,938,355 shares of its common stock, par value $1 per share, in the quarter ended September 30, 2019. On April 29, 2019, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included amounts remaining under, and replaced, the previously approved share repurchase program. As of September 30, 2019, $7.7 billion remained available for additional share repurchases. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended September 30, 2019:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
July 2019	1,291,430	$174.50	1,291,430	$8,514
August 2019	3,628,346	$167.08	3,628,346	$7,907
September 2019	1,018,579	$165.23	1,018,579	$7,739

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment to the 2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. (incorporated by reference to Exhibit 99.2 to Honeywell’s Form 8-K filed October 8, 2019)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: October 17, 2019	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)