Form 10-K
period 2019-12-31
HONEYWELL INTERNATIONAL INC
filed 2020-02-14
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 1-8974
Honeywell International Inc.
(Exact name of registrant as specified in its charter)

Delaware		22-2640650
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

300 South Tryon Street		28202
Charlotte,	NC
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code (704) 627-6200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $1 per share*	HON	New York Stock Exchange
0.650% Senior Notes due 2020	HON 20	New York Stock Exchange
1.300% Senior Notes due 2023	HON 23A	New York Stock Exchange
2.250% Senior Notes due 2028	HON 28A	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $125.6 billion at June 30, 2019.
There were 712,599,803 shares of Common Stock outstanding at January 25, 2020.
Documents Incorporated by Reference
Part III: Proxy Statement for Annual Meeting of Shareowners to be held April 27, 2020.

PART I.
Item 1. Business
Honeywell International Inc. (“Honeywell” or “the Company”) invents and commercializes technologies that address some of the world’s most critical challenges around energy, safety, security, air travel, productivity and global urbanization. As a diversified technology and manufacturing company, we are uniquely positioned to blend physical products with software to serve customers worldwide with aerospace products and services, energy efficient products and solutions for businesses, specialty chemicals, electronic and advanced materials, process technology for refining and petrochemicals, and productivity, sensing, safety and security technologies for buildings and industries. Our products and solutions enable a safer, more comfortable and more productive world, enhancing the quality of life of people around the globe. Honeywell was incorporated in Delaware in 1985.
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our website (www.honeywell.com) under the heading Investors (see SEC Filings and Reports) immediately after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, in this Annual Report on Form 10-K, the Company incorporates by reference certain information from parts of its Proxy Statement for the 2020 Annual Meeting of Stockholders, which we expect to file with the SEC on or about March 12, 2020, and which will also be available free of charge on our website.
Major Businesses
We globally manage our business operations through four segments: Aerospace, Honeywell Building Technologies, Performance Materials and Technologies, and Safety and Productivity Solutions. Financial information related to our segments is included in Note 22 Segment Financial Data of Notes to Consolidated Financial Statements. The major products/services, including Honeywell Forge solutions supported by Honeywell Connected Enterprise ("HCE"), customers/uses and key competitors of each of our segments are:
Aerospace
Aerospace is a leading global supplier of products, software and services for aircrafts that it sells to original equipment manufacturers (OEM) and other customers in a variety of end markets including: air transport, regional, business and general aviation aircraft, airlines, aircraft operators and defense and space contractors. Aerospace products and services include auxiliary power units, propulsion engines, environmental control systems, integrated avionics, wireless connectivity services, electric power systems, engine controls, flight safety, communications, navigation hardware, data and software applications, radar and surveillance systems, aircraft lighting, management and technical services, advanced systems and instruments, satellite and space components, aircraft wheels and brakes, repair and overhaul services and thermal systems. Aerospace also provides spare parts, repair, overhaul and maintenance services (principally to aircraft operators) for the aftermarket. Honeywell Forge solutions are designed to identify and resolve problems faster, making fleet management and flight operations more efficient.
Honeywell Building Technologies
Honeywell Building Technologies is a leading global provider of products, software, solutions and technologies that enable building owners and occupants to ensure their facilities are safe, energy efficient, sustainable and productive. Honeywell Building Technologies products and services include advanced software applications for building control and optimization; sensors, switches, control systems and instruments for energy management; access control; video surveillance; fire products; remote patient monitoring systems; and installation, maintenance and upgrades of systems. Honeywell Forge solutions are designed to digitally manage buildings to use space intelligently, cut operating expenses and reduce maintenance.

Performance Materials and Technologies
Performance Materials and Technologies is a global leader in developing and manufacturing high-quality performance chemicals and materials, process technologies and automation solutions, including Honeywell Forge connected solutions. The segment comprises Process Solutions, UOP and Advanced Materials. Process Solutions provides automation control, instrumentation, advanced software and related services for the oil and gas, refining, pulp and paper, industrial power generation, chemicals and petrochemicals, biofuels, life sciences, and metals, minerals and mining industries. Through its smart energy products, Process Solutions enables utilities and distribution companies to deploy advanced capabilities to improve operations, reliability and environmental sustainability. UOP provides process technology, products, including catalysts and adsorbents, equipment, and consulting services that enable customers to efficiently produce gasoline, diesel, jet fuel, petrochemicals and renewable fuels for the petroleum refining, gas processing, petrochemical, and other industries. Advanced Materials manufactures a wide variety of high-performance products, including materials used to manufacture end products such as bullet-resistant armor, nylon, computer chips and pharmaceutical packaging, and provides reduced and low global-warming-potential (GWP) materials based on hydrofluoro-olefin technology. In the industrial environment, Honeywell Forge solutions enable integration and connectivity to provide a holistic view of operations and turn data into clear actions to maximize productivity and efficiency. Honeywell Forge's cybersecurity capabilities help identify risks and act on cyber-related incidents, together enabling improved operations and protecting processes, people and assets.
Safety and Productivity Solutions
Safety and Productivity Solutions is a leading global provider of products and software that improve productivity, workplace safety and asset performance to customers around the globe. Safety products include personal protection equipment, apparel, gear, and footwear designed for work, play and outdoor activities; gas detection technology; and cloud-based notification and emergency messaging. Productivity Solutions products and services include mobile devices and software for computing, data collection and thermal printing; supply chain and warehouse automation equipment, software and solutions; custom-engineered sensors, switches and controls for sensing and productivity solutions; and software-based data and asset management productivity solutions. Honeywell Forge solutions digitally automate processes to improve efficiency while reducing downtime and safety costs.
Competition
We are subject to competition in substantially all product and service areas. Some of our key competitors are:

•	Aerospace: Garmin, Safran, Thales, and United Technologies

•	Honeywell Building Technologies: Johnson Controls, Schneider Electric, Siemens and United Technologies

•	Performance Materials and Technologies: Albemarle, BASF, Dupont, Emerson Electric, Schneider Electric, Siemens, Sinopec and Yokogawa

•	Safety and Productivity Solutions: 3M, Kion Group, Mine Safety Appliances (MSA), TE Connectivity, and Zebra Technologies
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
U.S. Government Sales
Sales to the U.S. Government (principally by Aerospace), acting through its various departments and agencies and through prime contractors, amounted to $4,057 million, $3,403 million and $3,203 million in 2019, 2018 and 2017, which included sales to the U.S. Department of Defense, as a prime contractor and subcontractor, of $3,491 million, $2,832 million and $2,546 million in 2019, 2018 and 2017. We do not expect our overall operating results to be significantly affected by any proposed changes in 2020 federal defense spending due principally to the varied mix of the government programs which impact us (OEMs’ production, engineering development programs, aftermarket spares and repairs and overhaul programs), as well as our diversified commercial businesses.

International Operations
We engage in manufacturing, sales, service and research and development (R&D) globally. U.S. exports and non-U.S. manufactured products are significant to our operations. U.S. exports comprised 15% of our total sales in 2019, 13% in 2018 and 12% in 2017. Non-U.S. manufactured products and services, mainly in Europe and Asia, were 40% of our total sales in 2019, 43% in 2018 and 44% in 2017.

Manufactured Products and Systems and Performance of Services	Year Ended December 31, 2019
	Aerospace	Honeywell Building Technologies	Performance Materials and Technologies	Safety and Productivity Solutions
	(% of Segment Sales)
U.S. Exports	25%	2%	16%	2%
Non-U.S. manufactured/services	19%	64%	56%	41%
Information related to risks attendant to our foreign operations is included in Item 1A. Risk Factors under the caption “Macroeconomic and Industry Risks.”
Backlog
Our backlog represents the estimated remaining value of work to be performed under firm contracts. Backlog is equal to our remaining performance obligations under the contracts that meet the guidance on revenue from contracts with customers as discussed in Note 7 to the Consolidated Financial Statements. Backlog was $25,612 million and $24,850 million at December 31, 2019 and 2018. We expect to recognize approximately 57% of our remaining performance obligations as revenue in 2020, and the remaining balance thereafter.
Raw Materials
The principal raw materials used in our operations are readily available. Although we occasionally experience disruption in raw materials supply, we experienced no significant problems in the purchase of key raw materials or commodities in 2019. We are not dependent on any one supplier for a material amount of our raw materials.
Prices of certain key raw materials, including copper, fluorspar, tungsten salts, ethylene, aluminum, and molybdenum in Performance Materials and Technologies and nickel, steel, titanium and other metals in Aerospace, are expected to fluctuate. We offset raw material cost increases with formula or long-term supply agreements, price increases and hedging activities where feasible. We do not presently anticipate that a shortage of raw materials will cause any material adverse impacts during 2020.
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

Environment
We are subject to various federal, state, local and foreign government requirements regarding protection of human health and the environment. Our policies, practices and procedures are designed to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with our business. Some risk of environmental damage is, however, inherent in some of our operations and products, as it is with other companies engaged in similar businesses.
We engage in the handling, manufacturing, use and disposal of many substances classified as hazardous by one or more regulatory agencies. Our policies, practices and procedures are designed to prevent unreasonable risk of environmental damage and personal injury, and that our handling, manufacture, use and disposal of these substances meet or exceed environmental and safety laws and regulations. It is possible that future knowledge or other developments, such as improved capability to detect substances in the environment or increasingly strict environmental laws and standards and enforcement policies, could bring into question our current or past handling, manufacture, use or disposal of these substances.
Among other environmental requirements, we are subject to the federal Superfund and similar state and foreign laws and regulations, under which we have been designated as a potentially responsible party that may be liable for cleanup costs associated with current and former operating sites and various hazardous waste sites, some of which are on the U.S. Environmental Protection Agency’s National Priority List. While there is a possibility that a responsible party might be unable to obtain appropriate contribution from other responsible parties, we do not anticipate having to bear significantly more than our proportional share in multi-party situations taken as a whole.
We do not believe that Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, or any existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on the Company’s business. We will continue to monitor emerging developments in this area.
Employees
We have approximately 113,000 employees at December 31, 2019, of whom approximately 44,000 are located in the United States.

Information About our Executive Officers
The executive officers of Honeywell, listed as follows, are elected annually by the Board of Directors. There are no family relationships among them.

Name, Age, Date First Elected an Executive Officer	Business Experience
Darius Adamczyk, 54 2017(a)
Chairman of the Board and Chief Executive Officer since April 2018. President and Chief Executive Officer from April 2017 to April 2018. Chief Operating Officer from April 2016 to March 2017. President and Chief Executive Officer Performance Materials and Technologies from April 2014 to April 2016. President of Honeywell Process Solutions from April 2012 to April 2014.

Que Thanh Dallara, 46 2018
President and Chief Executive Officer Connected Enterprise since October 2018. Vice President and Chief Commercial Officer from January 2017 to October 2018. From 2007 to 2016, Ms. Dallara served in multiple leadership positions at TE Connectivity Ltd., most recently as Senior Vice President, Corporate Strategy and Analytics.

Rajeev Gautam, 67 2016	President and Chief Executive Officer Performance Materials and Technologies since April 2016. President of Honeywell UOP from January 2009 to April 2016.
Mark R. James, 58 2007	Senior Vice President Human Resources, Security and Communications since November 2007.
Vimal Kapur, 54 2018	President and Chief Executive Officer Honeywell Building Technologies since May 2018. President of Honeywell Process Solutions from 2014 to May 2018.
Gregory P. Lewis, 52 2018
Senior Vice President and Chief Financial Officer since August 2018. Vice President of Enterprise Information Management from October 2016 to April 2018, prior to being named Vice President, Corporate Finance in May 2018. Chief Financial Officer of Automation and Control Solutions from April 2013 to September 2016.

Anne T. Madden, 55 2017
Senior Vice President and General Counsel since October 2017. Corporate Secretary from February 2018 to September 2019. Vice President of Corporate Development and Global Head of M&A from January 2002 to October 2017.

Michael R. Madsen, 56 2019
President and Chief Executive Officer Aerospace since October 2019. Vice President, Integrated Supply Chain of Aerospace from May 2015 to October 2019. President, Aerospace Defense and Space from October 2010 to May 2015

John F. Waldron, 44 2016
President and Chief Executive Officer, Safety and Productivity Solutions since July 2016. President of Sensing and Productivity Solutions from July 2015 to July 2016. President of Scanning and Mobility from April 2012 to July 2015.

(a)	Also a Director.
Item 1A. Risk Factors
Cautionary Statement About Forward-Looking Statements
We describe many of the trends and other factors that drive our business and future results in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other parts of this report (including this Item 1A). Such discussions contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ significantly from those envisaged by our forward-looking statements. We do not undertake to update or revise any of our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties that can affect our performance in both the near- and long-term. These forward-looking statements should be considered in light of the information included in this Form 10-K, including, in particular, the factors discussed below. These factors may be revised or supplemented in subsequent reports on Forms 10-Q and 8-K.

Risk Factors
Our business, operating results, cash flows and financial condition are subject to the principal risks and uncertainties set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.
Macroeconomic and Industry Risks
Each of our businesses is subject to unique industry and economic conditions that may adversely affect the markets and operating conditions of our customers, which in turn can affect demand for our products and services and our results of operations.

•
Aerospace—Our Aerospace business is impacted by customer buying patterns of aftermarket parts, supplier stability, factory transitions and global supply chain capacity constraints that may lead to shortages of crucial components. Operating results may be adversely affected by downturns in the global demand for air travel which impacts new aircraft production or the delay or cancellation of new aircraft orders, delays in launch schedules for new aircraft, the retirement of aircraft and global flying hours, which impact air transport, regional, business and general aviation aircraft utilization rates. Operating results may be adversely affected by the decrease in air travel demand due to regional restrictions or suspension of service for public health, safety, or environmental events. Operating results could also be impacted by changes in overall trends related to end market demand for the product portfolio, as well as, new entrants and non-traditional players entering the market. Operating results in our Defense and Space business unit may be affected by the mix of U.S. and foreign government appropriations for defense and space programs and by compliance risks. Results may also be impacted by the potential introduction of counterfeit parts into our global supply chain.

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

•
Performance Materials and Technologies—Operating results may be adversely impacted by downturns in capacity utilization for chemical, industrial, refining, petrochemical and semiconductor plants, our customers’ availability of capital for refinery construction and expansion, raw material demand and supply volatility, product commoditization, continued illegal imports of hydrofluorocarbons into Europe and our ability to maximize our facilities’ production capacity and minimize downtime. In particular, the volatility in oil and natural gas prices have and will continue to impact our customers’ operating levels and capital spending and thus demand for our products and services.

•
Safety and Productivity Solutions—Operating results may be adversely impacted by reduced investments in process automation, safety monitoring, and plant capacity utilization initiatives, fluctuations in retail markets, lower customer demand due to the failure to anticipate and respond to overall trends related to end market demand, changes in the competitive landscape including new market entrants and technology that may lead to product commoditization, and adverse industry economic conditions, all of which could result in lower market share, reduced selling prices and lower margins.

An increasing percentage of our sales and operations is in non-U.S. jurisdictions and is subject to the economic, political, regulatory, foreign exchange and other risks of international operations.
Our international operations, including U.S. exports, represent more than half of the Company’s sales. Risks related to international operations include exchange control regulations, wage and price controls, antitrust regulations, employment regulations, foreign investment laws, import, export and other trade restrictions (such as sanctions and embargoes), differing levels of protection of intellectual property, acts of industrial espionage, violations by our employees of anti-corruption laws (despite our efforts to mitigate these risks), changes in regulations regarding transactions with state-owned enterprises, nationalization of private enterprises, acts of terrorism, and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. Instability and uncertainties arising from the global geopolitical environment, and the evolving international and domestic political, regulatory and economic landscape, the potential for changes in global trade policies including sanctions and trade barriers, trends such as populism, economic nationalism and negative sentiment toward multinational companies, and the cost of compliance with increasingly complex and often conflicting regulations worldwide can impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

While there is uncertainty regarding the final outcome and full terms of the United Kingdom’s future relationship with the European Union, it is possible that there will be greater restrictions on imports and exports between the United Kingdom and other countries, including the United States, increased tariffs on U.K. imports and exports, and increased regulatory complexities. The Company has developed plans to mitigate the potential impact of these possible restrictions, but the implications of these uncertainties could affect the Company's business, financial position and results of operations.
Existing free trade laws and regulations provide certain beneficial duties and tariffs for qualifying imports and exports. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products or from where we import products or raw materials, either directly or through our suppliers, could have an impact on our competitive position and financial results.
The United States has commenced certain trade actions, including imposing tariffs on certain goods imported from China and other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could increase the cost of our products.
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
Operating outside the United States also exposes us to additional intellectual property risk. The laws and enforcement practices of certain jurisdictions in which we operate may not protect our intellectual property rights to the same extent as in the U.S. and may impose joint venture, technology transfer, local service or other foreign investment requirements and restrictions that potentially compromise control over our technology and proprietary information. Failure of foreign jurisdictions to protect our intellectual property rights, an inability to effectively enforce such rights in foreign jurisdictions, or the imposition of foreign jurisdiction investment or sourcing restrictions or requirements could result in loss of valuable proprietary information and could impact our competitive position and financial results.
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
We may be required to transition from the use of the LIBOR interest rate index in the future.
We have certain contracts indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. The language in certain of our LIBOR-based contracts identify various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, such contracts may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our contracts may result in our incurring significant expenses in effecting the transition and may result in disputes or litigation over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

Operational Risks
Raw material price fluctuations, the ability of key suppliers to meet quality and delivery requirements, or catastrophic events can increase the cost of our products and services, impact our ability to meet commitments to customers and cause us to incur significant liabilities.
The cost of raw materials is a key element in the cost of our products, particularly in Performance Materials and Technologies (copper, fluorspar, tungsten salts, ethylene, aluminum, and molybdenum) and in Aerospace (nickel, steel, titanium and other metals). Our inability to offset material price inflation through increased prices to customers, formula or long-term fixed price contracts with suppliers, productivity actions or through commodity hedges could adversely affect our results of operations.
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
We regularly review our portfolio of businesses and pursue growth through acquisitions and seek to divest non-core businesses. We may not be able to complete transactions on favorable terms, on a timely basis, or at all. In addition, our results of operations and cash flows may be adversely impacted by (i) the failure of acquired businesses to meet or exceed expected returns, including risk of impairment; (ii) the failure to integrate multiple acquired businesses into Honeywell simultaneously and on schedule and/or to achieve expected synergies; (iii) the inability to dispose of non-core assets and businesses on satisfactory terms and conditions; and (iv) the discovery of unanticipated liabilities, labor relations difficulties, cybersecurity concerns, compliance issues or other problems in acquired businesses for which we lack contractual protections, insurance or indemnities, or with regard to divested businesses, claims by purchasers to whom we have provided contractual indemnification.
Our future growth is largely dependent upon our ability to develop new technologies and introduce new products that achieve market acceptance in increasingly competitive markets with acceptable margins.
Our future growth rate depends upon a number of factors, including our ability to (i) identify and evolve with emerging technological and broader industry trends in our target end-markets; (ii) develop and maintain competitive products; (iii) defend our market share against an ever-expanding number of competitors including many new and non-traditional competitors; (iv) enhance our products by adding innovative features that differentiate our products from those of our competitors and prevent commoditization of our products; (v) develop, manufacture and bring compelling new products to market quickly and cost-effectively; (vi) monitor disruptive technologies and business models; (vii) achieve sufficient return on investment for new products introduced based on capital expenditures and research and development spending; (viii) respond to changes in overall trends related to end-market demand; and (ix) attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products. Competitors may also develop after-market services and parts for our products which attract customers and adversely affect our return on investment for new products. The failure of our technologies or products to gain market acceptance due to more attractive offerings by our competitors or the failure to address any of the above factors could significantly reduce our revenues and adversely affect our competitive standing and prospects.

Failure to increase productivity through sustainable operational improvements, as well as an inability to successfully execute repositioning projects or to effectively manage our workforce, may reduce our profitability or adversely impact our businesses.
Our profitability and margin growth are dependent upon our ability to drive sustainable improvements. In addition, we seek productivity and cost savings benefits through repositioning actions and projects, such as consolidation of manufacturing facilities, transitions to cost-competitive regions and product line rationalizations. Risks associated with these actions include delays in execution, additional unexpected costs, realization of fewer than estimated productivity improvements and adverse effects on employee morale. We may not realize the full operational or financial benefits we expect, the recognition of these benefits may be delayed and these actions may potentially disrupt our operations. In addition, organizational changes, increased attrition, failure to create and implement a succession plan for key Company positions, not retaining key talent, inability to attract new employees with unique skills, labor relations difficulties, or workforce stoppage could have a material adverse effect on our business, reputation, financial position and results of operations.
As a supplier to the U.S. Government, we are subject to unique risks, such as the right of the U.S. Government to terminate contracts for convenience and to conduct audits and investigations of our operations and performance.
U.S. Government contracts are subject to termination by the government, either for the convenience of the government or for our failure to perform consistent with the terms of the applicable contract. Our contracts with the U.S. Government are also subject to government audits that may recommend downward price adjustments and other changes. When appropriate and prudent, we made adjustments and paid voluntary refunds in the past and may do so in the future.
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
Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products, its customers and/or its third party service providers, including cloud providers. Our customers, including the U.S. government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. We seek to deploy comprehensive measures to deter, prevent, detect, respond to and mitigate these threats, including identity and access controls, data protection, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems. Despite these efforts, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include financial loss, reputational damage, litigation with third parties, theft of intellectual property, fines levied by the Federal Trade Commission, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations.
The development of technology products and services presents security and safety risks.
An increasing number of our products, services and technologies are delivered with Internet of Things (IoT) capabilities and the accompanying interconnected device networks which include sensors, data and advanced computing capabilities. We have developed product software designs which we believe are less susceptible to cyber-attacks, but despite these efforts, if our products and services that include IoT solutions do not work as intended or are compromised, the possible consequences include financial loss, reputational damage, exposure to legal claims or enforcement actions, theft of intellectual property, and diminution in the value of our investment in research, development and engineering, which in turn could adversely affect our competitiveness and results of operations.
Data privacy, data protection, and information security may require significant resources and presents certain risks.
We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts to protect such data, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, or employee errors that could potentially lead to the compromising of such data, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, we operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S. states and foreign jurisdictions in which we operate and we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secure. For example, the State of California recently passed legislation granting residents certain new data privacy rights and regulating the security of IoT devices, effective in January 2020; European laws require us to have an approved legal mechanism to transfer personal data out of Europe; the European Union General Data Protection Regulation, which became enforceable in May 2018, superseded prior European Union data protection legislation and imposes more stringent requirements in how we collect and process personal data and provides for significantly greater penalties for noncompliance; and several other countries have passed laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.

A material disruption of our operations, particularly at our manufacturing facilities or within our information technology infrastructure, could adversely affect our business.
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to natural disasters, including hurricanes and floods, power outages, fires, explosions, terrorism, equipment failures, sabotage, cyber incidents, adverse weather conditions, labor disputes, critical supply failure, inaccurate downtime forecast, political disruption, and other reasons, which can result in undesirable consequences, including financial losses and damaged relationships with customers. Public health crises, like a regional or global pandemic, could disrupt our supply chain, distribution channels, production facilities, operations and customer demand, which could negatively impact our operations and adversely affect our business. We employ information technology systems and networks to support the business and rely on them to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Disruptions to our information technology infrastructure from system failures, shutdowns, power outages, telecommunication or utility failures, cybersecurity incidents, and other events, including disruptions at our cloud computing, server, systems and other third party IT service providers, could interfere with our operations, interrupt production and shipments, damage customer and business partner relationships, and negatively impact our reputation.
Concentrations of credit and market risk may adversely affect our results of operations.
We maintain long-term contract relationships with many of our customers, suppliers, and other counterparties. While we monitor the financial health of these counterparties, we are exposed to credit and market risks to the extent that customers, suppliers, and other counterparties are concentrated in similar industries and geographic regions. Changes in economic conditions in these industries or geographic regions could result in the credit deterioration or insolvency of a significant counterparty, which may lead to concerns about the creditworthiness of other counterparties in the same industry or geography, impacting our ability to renew our long-term contract arrangements or collect amounts due under these arrangements.
Legal and Regulatory Risks
Our U.S. and non-U.S. tax liabilities are dependent, in part, upon the distribution of income among various jurisdictions in which we operate.
Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, regulations and judicial rulings (or changes in the interpretation thereof), potential taxation of digital services, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures and various other governmental enforcement initiatives. Our tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of future earnings of the Company which could impact the valuation of our deferred tax assets. Changes in tax laws or regulations, including further regulatory developments arising from U.S. tax reform legislation as well as multi-jurisdictional changes enacted in response to the action items provided by the Organization for Economic Co-operation and Development (OECD), will increase tax uncertainty and impact our provision for income taxes.

Changes in legislation or government regulations or policies can have a significant impact on our results of operations.
The sales and margins of each of our segments are directly impacted by government regulations including safety, performance and product certification regulations. Within Aerospace, the operating results of Commercial Original Equipment and Commercial Aftermarket may be impacted by, among other things, mandates of the Federal Aviation Administration and other similar international regulatory bodies requiring the installation of equipment on aircraft. Our Defense and Space business unit may be affected by changes in government procurement regulations. Within Honeywell Building Technologies and Safety and Productivity Solutions, the demand for and cost of providing products, services and solutions can be impacted by fire, security, safety, health care, environmental and energy efficiency standards and regulations. Performance Materials and Technologies’ results of operations can be impacted by environmental standards, regulations, and judicial determinations. Growth in all our businesses within emerging markets may be adversely impacted by the inability to acquire and retain qualified employees where local employment law mandates may be restrictive. Noncompliance with legislation and regulations can result in fines and penalties.
Increased public awareness and concern regarding global climate change may result in more international, regional and/or federal or other stakeholder requirements or expectations that could mandate more restrictive or expansive standards, such as stricter limits on greenhouse gas emissions or more prescriptive reporting of environmental, social, and governance metrics, than the voluntary commitments, that the Company has adopted or require such changes on a more accelerated time frame. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. If environmental laws or regulations are either changed or adopted and impose significant operational restrictions and compliance requirements upon the Company or its products, they could negatively impact the Company’s business, capital expenditures, results of operations, financial condition and competitive position.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We have approximately 932 locations, of which 242 are manufacturing sites. Our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.
Item 3. Legal Proceedings
We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements.

The following matter is disclosed solely pursuant to the requirement to disclose certain environmental matters involving potential monetary sanctions in excess of $100,000: In January 2020, Honeywell reached agreement with the Texas Commission on Environmental Quality (TCEQ) to settle allegations that its Orange, Texas facility had exceeded certain emissions limits in its air permit. When Honeywell discovered these emissions, it took immediate corrective measures to address the issue, and self-reported the emissions to the TCEQ. Under the terms of the settlement, Honeywell will pay a penalty of $152,415 to resolve the matter.
Item 4. Mine Safety Disclosures
One of our wholly-owned subsidiaries has a placer claim for and operates a chabazite ore surface mine in Arizona. Information concerning mine safety and other regulatory matters associated with this mine is required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K and is included in Exhibit 95 to this annual report.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the ticker symbol “HON”. Dividend information for Honeywell’s common stock is included in Note 25 Unaudited Quarterly Financial Information of Notes to Consolidated Financial Statements.
The number of record holders of our common stock at December 31, 2019 was 43,552.
Information regarding securities authorized for issuance under equity compensation plans is included in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under the caption “Equity Compensation Plans.”
We purchased 4,325,518 shares of our common stock, par value $1 per share, in the quarter ending December 31, 2019. On April 29, 2019, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included amounts remaining under, and replaced, the previously approved share repurchase program. As of December 31, 2019, $7.0 billion remained available for additional share repurchases. We expect to repurchase outstanding shares from time to time to generally offset the dilutive impact of employee stock based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we seek to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and the level of our operating, financing and other investing activities.
The following table summarizes our purchases of Honeywell's common stock for the three months ended December 31, 2019:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
October 2019	1,326,831	$163.68	1,326,831	$7,522
November 2019	1,573,877	$179.03	1,573,877	$7,240
December 2019	1,424,810	$176.15	1,424,810	$6,989

Performance Graph
The following graph compares the five-year cumulative total return on our common stock to the total returns on the Standard & Poor’s (S&P) 500 Stock Index and a composite of S&P’s Industrial Conglomerates and Aerospace and Defense indices, on a 55%/45% weighted basis (the Composite Index). The weighting of the components of the Composite Index are based on our segments’ relative contribution to total segment profit. The selection of the Industrial Conglomerates component of the Composite Index reflects the diverse and distinct range of non-aerospace businesses conducted by Honeywell. The annual changes for the five-year period shown in the graph are based on the assumption that $100 had been invested in Honeywell stock and each index on December 31, 2014 and that all dividends were reinvested.

	Dec 2014	Dec 2015	Dec 2016	Dec 2017	Dec 2018	Dec 2019
Honeywell	100	105.80	121.65	164.35	150.84	206.19
S&P Index	100	101.38	113.51	138.29	132.23	173.86
Composite Index	100	111.71	126.60	144.27	117.70	150.03

HONEYWELL INTERNATIONAL INC.
This selected financial data should be read in conjunction with Honeywell’s Consolidated Financial Statements and related Notes included elsewhere in this Annual Report as well as the section of this Annual Report titled Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 6. Selected Financial Data

	Years Ended December 31,
	2019	2018(1)(2)	2017(1)	2016	2015
	(Dollars in millions, except per share amounts)
Results of Operations
Net sales	$36,709	$41,802	$40,534	$39,302	$38,581
Net income attributable to Honeywell	6,143	6,765	1,545	4,812	4,771
Earnings Per Common Share
Earnings from continuing operations:
Basic	8.52	9.10	2.03	6.30	6.12
Assuming dilution	8.41	8.98	2.00	6.21	6.04
Dividends per share	3.36	3.06	2.74	2.45	2.15
Balance Sheet Data
Property, plant and equipment-net	5,325	5,296	5,926	5,793	5,789
Total assets	58,679	57,773	59,470	54,566	49,711
Short-term debt	4,892	6,458	5,309	3,593	6,514
Long-term debt	11,110	9,756	12,573	12,182	5,554
Total debt	16,002	16,214	17,882	15,775	12,068
Redeemable noncontrolling interest	7	7	5	3	290
Shareowners’ equity	18,706	18,358	16,665	18,883	17,751

(1)
2018 and 2017 Net Income attributable to Honeywell and Earnings Per Common Share were impacted by U.S. Tax Reform; see Note 5 Income Taxes of Notes to Consolidated Financial Statements for further details.

(2)
The results of operations for Transportation Systems business and Homes and Global Distribution business are included in the Consolidated Statement of Operations through the effective dates of the respective spin-offs, which occurred in 2018.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share amounts)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or “the Company”) for the three years ended December 31, 2019. All references to Notes relate to Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
On October 1, 2018, we completed the tax-free spin-off to Honeywell shareowners of our Transportation Systems business, previously part of Aerospace, into a standalone publicly-traded company, Garrett Motion Inc. (“Garrett”).
On October 29, 2018, we completed the tax-free spin-off to Honeywell shareowners of our Homes and Global Distribution business, previously part of Home and Building Technologies (renamed Honeywell Building Technologies following the spin-off), into a standalone publicly-traded company, Resideo Technologies, Inc. (“Resideo”).
We removed the assets and liabilities associated with Garrett and Resideo from our Consolidated Balance Sheet as of the effective dates of the respective spin-offs. We included the results of operations for Garrett and Resideo in our Consolidated Statement of Operations through the effective dates of the respective spin-offs. Total sales and total cost of products and services sold attributable to these spin-offs, impacting segment profit, were $6.6 billion and $4.8 billion for the year ended December 31, 2018.
A detailed discussion of the prior year 2018 to 2017 year-over-year changes are not included herein and can be found in the Management's Discussion and Analysis section in the 2018 Annual Report on Form 10-K filed February 8, 2019.
EXECUTIVE SUMMARY
During 2019, we continued to deliver on our financial commitments and to create long-term shareowner value. Income before taxes grew 1% to $7.6 billion despite the spin-offs. The improvement in year over year Income before taxes was attributable to both sales growth as well as operational improvements that increased operating margins. We believe our ability to drive continuous earnings growth over a long history results from consistently identifying and investing in productivity initiatives. We continue to focus on commercial excellence and improvements in our manufacturing and operational processes, including our Integrated Supply Chain and Honeywell Digital transformations, to drive higher sales at better margins.
We are careful not to allow the attainment of short-term financial results to imperil the creation of long-term, sustainable shareowner value. We are committed to a strategy to become one of the world’s leading software industrial companies. Our technology investments allow us to introduce new technology solutions in high growth businesses in broad-based, attractive industrial end markets. Each of these end markets is characterized by favorable global mega-trends including energy efficiency, infrastructure investment, urbanization and safety.
In 2019 we deployed capital of $7.8 billion, including capital expenditures, dividends, share repurchases, mergers and acquisitions, and venture investments.
BUSINESS OBJECTIVES
Our businesses are focused on the following objectives:

•
Driving profitable growth through delivering innovative products through research and development and technological excellence, and through continued enhancement of our footprint in high growth regions;

•
Continuing to execute on our strategy to become the premier software-industrial, including the ongoing expansion of Honeywell Forge connected solutions for aircraft, buildings, cybersecurity, plants, and workers and driving a recurring revenue model across the Company;

•
Expanding margins by optimizing the Company’s cost structure through Supply Chain and Honeywell Digital transformation initiatives, commercial excellence, repositioning, and other manufacturing and operational process improvements;

•	Executing disciplined, rigorous M&A and integration processes to deliver growth through acquisitions;

•	Controlling corporate costs, including costs incurred for asbestos and environmental matters, pension and other post-retirement benefits; and

•
Increasing availability of capital through strong cash flow generation and conversion from effective working capital management and proactively managing debt to enable the Company to smartly deploy capital for strategic acquisitions, dividends, share repurchases and capital expenditures.

CONSOLIDATED RESULTS OF OPERATIONS
Net Sales

	2019	2018	2017
Net sales	$36,709	$41,802	$40,534
% change compared with prior period	(12)%	3%
Net sales decreased in 2019 compared to 2018 due to the spin-offs. Our 2018 results included $6,550 million of sales related to the Transportation Systems and Homes and Global Distribution businesses. Absent the impact of the spin-offs during 2018, sales grew 4% from $35,252 in 2018 to $36,709 in 2019.
The change in net sales is attributable to the following:

	2019 Versus 2018	2018 Versus 2017
Volume	3%	4%
Price	2%	2%
Foreign Currency Translation	(1)%	1%
Acquisitions/Divestitures	(16)%	(4)%
	(12)%	3%
A discussion of net sales by segment can be found in the Review of Business Segments section of this Management’s Discussion and Analysis.
The unfavorable impact of foreign currency translation in 2019 compared with 2018 was principally driven by the strengthening of the U.S. Dollar against the currencies of the majority of our international markets, primarily the Euro, British Pound and Chinese Renminbi.
Cost of Products and Services Sold

	2019	2018	2017
Cost of products and services sold	$24,339	$29,046	$28,144
% change compared with prior period	(16)%	3%
Gross Margin percentage	33.7%	30.5%	30.6%
Cost of products and services sold decreased in 2019 compared to 2018 due to lower direct and indirect material costs of approximately $3,920 million, lower labor costs of approximately $160 million (both driven by the spin-offs of the Transportation Systems and Homes and Global Distribution businesses), and lower repositioning and other charges of approximately $530 million, largely due to lower asbestos and environmental related charges net of the reimbursements. Absent the impact of these items during 2018, cost of products and services sold increased approximately 3%.
Gross margin percentage increased in 2019 compared with 2018 primarily due to higher gross margin in the segments (approximately 1.4 percentage points), with higher Aerospace, Honeywell Building Technologies and Performance Materials and Technologies gross margins, including the favorable impact following the spin-offs, partially offset by lower Safety and Productivity Solutions gross margin. Additionally, gross margin percentage increased due to the lower costs within cost of products and services sold for repositioning and other charges (approximately 1.5 percentage point impact) and pension service costs (approximately 0.2 percentage point impact).

Selling, General and Administrative Expenses

	2019	2018	2017
Selling, general and administrative expenses	$5,519	$6,051	$6,087
% of sales	15.0%	14.5%	15.0%
Selling, general and administrative expenses decreased in 2019 compared with 2018 primarily due to the impact of the spin-offs. In addition, selling, general and administrative expenses decreased due to productivity and the favorable impact of foreign currency translation, partially offset by labor inflation.
Other (Income) Expense

	2019	2018	2017
Other (income) expense	$(1,065)	$(1,149)	$(963)
Other (income) expense decreased in 2019 compared with 2018 primarily due to lower pension non-service income, partially offset by lower separation costs.
Tax Expense

	2019	2018	2017
Tax expense	$1,329	$659	$5,362
Effective tax rate	17.6%	8.8%	77.2%
The effective tax rate for 2019 was lower than the U.S. federal statutory rate of 21% primarily resulting from the impacts of revised guidance related to U.S. Tax Reform and internal restructuring initiatives that resulted in a $281 million reduction of accrued withholding taxes related to unremitted foreign earnings.
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
For further discussion of changes in the effective tax rate, see Note 5 Income Taxes of Notes to Consolidated Financial Statements.
Net Income Attributable to Honeywell

	2019	2018	2017
Net income attributable to Honeywell	$6,143	$6,765	$1,545
Earnings per share of common stock–assuming dilution	$8.41	$8.98	$2.00
Earnings per share of common stock–assuming dilution decreased in 2019 compared with 2018 primarily driven by the absence of profit attributable to the spin-offs, higher income tax expense (attributable to a lower income tax benefit related to U.S. Tax Reform and internal restructuring initiatives when compared to the prior year), partially offset by increased operational segment profit and lower repositioning and other charges.

Review of Business Segments
We globally manage our business operations through four segments: Aerospace, Honeywell Building Technologies, Performance Materials and Technologies, and Safety and Productivity Solutions.

	Years Ended December 31,			% Change
				2019 Versus 2018	2018 Versus 2017
	2019	2018	2017
Aerospace Sales
Commercial Aviation Original Equipment	$2,997	$2,833	$2,475	6%	14%
Commercial Aviation Aftermarket	5,731	5,373	5,103	7%	5%
Defense and Space	5,326	4,665	4,053	14%	15%
Transportation Systems	—	2,622	3,148	(100)%	(17)%
Total Aerospace Sales	14,054	15,493	14,779
Honeywell Building Technologies Sales
Homes	—	3,928	4,482	(100)%	(12)%
Buildings	5,717	5,370	5,295	6%	1%
Total Honeywell Building Technologies Sales	5,717	9,298	9,777
Performance Materials and Technologies Sales
UOP	2,890	2,845	2,753	2%	3%
Process Solutions	5,146	4,981	4,795	3%	4%
Advanced Materials	2,798	2,848	2,791	(2)%	2%
Total Performance Materials and Technologies Sales	10,834	10,674	10,339
Safety and Productivity Solutions Sales
Safety	2,215	2,278	2,169	(3)%	5%
Productivity Solutions	3,889	4,059	3,470	(4)%	17%
Total Safety and Productivity Solutions Sales	6,104	6,337	5,639
Net Sales	$36,709	$41,802	$40,534

Aerospace

	2019	2018	Change	2017	Change
Net sales	$14,054	$15,493	(9)%	$14,779	5%
Cost of products and services sold	9,398	10,837		10,320
Selling, general and administrative and other expenses	1,049	1,153		1,171
Segment profit	$3,607	$3,503	3%	$3,288	7%

Factors Contributing to Year-Over-Year Change	2019 vs. 2018		2018 vs. 2017
	Sales	Segment Profit	Sales	Segment Profit
Organic	9%	21%	9%	9%
Foreign currency translation	—%	—%	1%	1%
Acquisitions, divestitures and other, net	(18)%	(18)%	(5)%	(3)%
Total % Change	(9)%	3%	5%	7%
2019 compared with 2018
Aerospace sales decreased due to the impact of the spin-off of the Transportation Systems business. Our 2018 results included $2,622 million of sales related to the spin-off. Absent the impact of the spin-off during 2018, sales grew approximately 9% from $12,871 million to $14,054 million due to growth in organic sales.

•	Commercial Aviation Original Equipment sales increased 6% (increased 6% organic) primarily due to increased demand from business aviation original equipment manufacturers (OEM).

•	Commercial Aviation Aftermarket sales increased 7% (increased 7% organic) primarily due to growth in air transport and regional and business aviation.

•	Defense and Space sales increased 14% (increased 14% organic) primarily driven by growth in U.S. and international defense.
Aerospace segment profit increased primarily due to organic sales volume, price, and productivity, net of inflation, partially offset by the divestiture impacts following the spin-off of the Transportation Systems business. Cost of products and services sold decreased primarily due to the spin-off of the Transportation Systems business and productivity, net of inflation, partially offset by higher sales volume.

Honeywell Building Technologies

	2019	2018	Change	2017	Change
Net sales	$5,717	$9,298	(39)%	$9,777	(5)%
Cost of products and services sold	3,444	6,066		6,430
Selling, general and administrative and other expenses	1,108	1,624		1,697
Segment profit	$1,165	$1,608	(28)%	$1,650	(3)%

Factors Contributing to Year-Over-Year Change	2019 vs. 2018		2018 vs. 2017
	Sales	Segment Profit	Sales	Segment Profit
Organic	5%	8%	3%	5%
Foreign currency translation	(2)%	(2)%	1%	1%
Acquisitions, divestitures and other, net	(42)%	(34)%	(9)%	(9)%
Total % Change	(39)%	(28)%	(5)%	(3)%
2019 compared with 2018
Honeywell Building Technologies sales decreased due to the impact of the spin-off of the Homes and Global Distribution business. Our 2018 results included $3,928 million of sales related to the spin-off. Absent the impact of the spin-off during 2018, sales grew approximately 6% from $5,370 million to $5,717 million.

•
Sales in Building Technologies increased 6% (increased 5% organic) due to the organic growth in both Products and Building Solutions, partially offset by the unfavorable impact of foreign currency translation.

Honeywell Building Technologies segment profit decreased primarily due to the divestiture impacts following the spin-off of the Homes and Global Distribution business. This was offset by an increase in organic sales volumes and price, partially offset by inflation. Cost of products and services sold decreased due to the spin-off, partially offset by higher sales volumes.

Performance Materials and Technologies

	2019	2018	Change	2017	Change
Net sales	$10,834	$10,674	1%	$10,339	3%
Cost of products and services sold	6,989	6,948		6,764
Selling, general and administrative and other expenses	1,412	1,398		1,369
Segment profit	$2,433	$2,328	5%	$2,206	6%

Factors Contributing to Year-Over-Year Change	2019 vs. 2018		2018 vs. 2017
	Sales	Segment Profit	Sales	Segment Profit
Organic	4%	6%	2%	5%
Foreign currency translation	(3)%	(1)%	1%	1%
Acquisitions, divestitures and other, net	—	—	—%	—%
Total % Change	1%	5%	3%	6%
2019 compared with 2018
Performance Materials and Technologies sales increased primarily due to organic growth, mainly due to volumes, partially offset by the unfavorable impact of foreign currency translation.

•
UOP sales increased 2% (increased 3% organic) driven primarily by increases in catalyst sales, project volumes, and licensing, partially offset by lower gas processing volumes and the unfavorable impact of foreign currency translation.

•
Process Solutions sales increased 3% (increased 6% organic) driven primarily by increases in maintenance and migration services, project volumes, field products, and software sales, partially offset by the unfavorable impact of foreign currency translation.

•
Advanced Materials sales decreased 2% (flat organic) driven primarily by the unfavorable impact of foreign currency translation and decreased volumes in specialty products, partially offset by growth in fluorine products sales.

Performance Materials and Technologies segment profit increased primarily due to productivity, net of inflation, and price, partially offset by higher sales of lower margin products and the impact of foreign currency translation. Cost of products and services sold increased primarily due to higher sales volumes, partially offset by the impact of foreign currency translation and productivity, net of inflation.

Safety and Productivity Solutions

	2019	2018	Change	2017	Change
Net sales	$6,104	$6,337	(4)%	$5,639	12%
Cost of products and services sold	4,158	4,205		3,714
Selling, general and administrative and other expenses	1,156	1,100		1,073
Segment profit	$790	$1,032	(23)%	$852	21%

Factors Contributing to Year-Over-Year Change	2019 vs. 2018		2018 vs. 2017
	Sales	Segment Profit	Sales	Segment Profit
Organic	(4)%	(23)%	11%	20%
Foreign currency translation	(2)%	(2)%	1%	1%
Acquisitions, divestitures and other, net	2%	2%	—%	—%
Total % Change	(4)%	(23)%	12%	21%
2019 compared with 2018
Safety and Productivity Solutions sales decreased primarily due to lower organic sales and the unfavorable impact of foreign currency translation, partially offset by acquisitions.

•	Sales in Safety decreased 3% (decreased 1% organic) primarily due to the unfavorable impact of foreign currency translation and lower organic sales in Industrial Safety.

•
Sales in Productivity Solutions decreased 4% (decreased 6% organic) primarily due to lower organic sales in Productivity Products and the unfavorable impact of foreign currency translation, partially offset by acquisitions.

Safety and Productivity Solutions segment profit decreased as a result of lower sales volumes in Productivity Products, higher sales of lower margin products and the impact of foreign currency translation, partially offset by higher productivity, net of inflation, favorable pricing and acquisitions. Cost of products and services sold decreased primarily due to higher productivity, net of inflation, and the impact of foreign currency translation, partially offset by acquisitions.
Repositioning Charges
See Note 3 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in 2019, 2018 and 2017. Cash spending related to our repositioning actions was $249 million, $285 million and $177 million in 2019, 2018 and 2017, and was funded through operating cash flows. In 2020, we expect cash spending for repositioning actions to be approximately $300 million and to be funded through operating cash flows.

LIQUIDITY AND CAPITAL RESOURCES
We continue to manage our businesses to maximize operating cash flows as the primary source of liquidity. In addition to our available cash and operating cash flows, we maintain additional sources of liquidity, including committed credit lines, short-term debt from the commercial paper market, long-term borrowings, access to the public debt and equity markets and the ability to access non-U.S. cash as a result of the U.S. Tax Reform. We use cash generated through operations to invest in our existing core businesses, acquisitions, share repurchases and dividends.
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Years Ended December 31,
	2019	2018	2017
Cash provided by (used for):
Operating activities	$6,897	$6,434	$5,966
Investing activities	(533)	1,027	(3,574)
Financing activities	(6,600)	(5,032)	(3,516)
Effect of exchange rate changes on cash	16	(201)	340
Net (decrease) increase in cash and cash equivalents	$(220)	$2,228	$(784)
2019 compared with 2018
Cash provided by operating activities increased by $463 million primarily due to $276 million decrease in net payments for repositioning and other charges, largely due to asbestos and environmental related reimbursement receipts, and a $35 million favorable impact from working capital (favorable inventory and accounts receivable partially offset by accounts payable).
Cash used by investing activities increased by $1,560 million primarily due to a net $1,762 million increase in investments, primarily short-term marketable securities.
Cash used for financing activities increased by $1,568 million primarily due to the prior year pre-spin separation funding of $2,622 million net of spin-off cash, an increase in cash dividends paid of $170 million and an increase in net repurchases of common stock of $169 million, partially offset by a decrease in net debt payments of $1,330 million.
Liquidity
Each of our businesses is focused on increasing operating cash flows through revenue growth, margin expansion and improved working capital turnover. We believe that cash balances and operating cash flow will continue to be our principal source of liquidity. In addition to the available cash and operating cash flows, additional sources of liquidity include committed credit lines, short-term debt from the commercial paper markets, long-term borrowings, and access to the public debt and equity markets. To date, the Company has not experienced any limitations in our ability to access these sources of liquidity.
We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.
A source of liquidity is our ability to access the commercial paper market. Commercial paper notes are sold at a discount or premium and have a maturity of not more than 365 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing acquisitions. The weighted average interest rate on short-term borrowings and commercial paper outstanding as of December 31, 2019 was (0.37%) and as of December 31, 2018 was (0.31%).
Our ability to access the commercial paper market, and the related cost of these borrowings, is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of December 31, 2019, Standard and Poor’s (S&P), Fitch, and Moody’s have ratings on our long-term debt of A, A and A2 and short-term debt of A-1, F1 and P1. S&P, Fitch and Moody’s have Honeywell’s rating outlook as “stable.”

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
In 2019, we repurchased $4,400 million of outstanding shares to offset the dilutive impact of employee stock based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans, and to reduce share count when attractive opportunities arise. On April 29, 2019, the Board of Directors authorized the repurchase of up to a total of $10.0 billion of Honeywell common stock, of which $7.0 billion remained available as of December 31, 2019 for additional share repurchases. This authorization included amounts remaining under and replaced the previously approved share repurchase program. We expect to repurchase outstanding shares from time to time to offset the dilutive impact of employee stock based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. We will continue to seek to reduce share count via share repurchases when attractive opportunities arise.
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, share repurchases, dividends, strategic acquisitions and debt repayments.
Specifically, we expect our primary cash requirements in 2020 to be as follows:

•
Capital expenditures—we expect to spend approximately $900 million for capital expenditures in 2020 primarily for growth, production and capacity expansion, cost reduction, maintenance, and replacement.

•
Share repurchases—under our share repurchase program, $7.0 billion is available as of December 31, 2019 for additional share repurchases. We expect to repurchase outstanding shares from time to time to offset the dilutive impact of employee stock-based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we will seek to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and our level of operating, financing and other investing activities.

•	Dividends—we increased our quarterly dividend rate by 10% to $0.90 per share of common stock effective with the fourth quarter 2019 dividend. We intend to continue to pay quarterly dividends in 2020.
We continuously assess the relative strength of each business in our portfolio as to strategic fit, market position, profit and cash flow contribution in order to identify target investment and acquisition opportunities in order to upgrade our combined portfolio. We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability or growth potential. These businesses are considered for potential divestiture, restructuring or other repositioning actions subject to regulatory constraints.
Based on past performance and current expectations, we believe that our operating cash flows will be sufficient to meet our future operating cash needs. Our available cash, committed credit lines and access to the public debt and equity markets, provide additional sources of short-term and long-term liquidity to fund current operations, debt maturities, and future investment opportunities.

Contractual Obligations
Following is a summary of our significant contractual obligations and probable liability payments at December 31, 2019:

	Total(6)(7)	Payments by Period			Thereafter
		2020	2021- 2022	2023- 2024
Long-term debt, including finance leases(1)	$12,486	$1,376	$3,617	$2,513	$4,980
Interest payments on long-term debt, including finance leases	3,100	327	577	434	1,762
Operating lease liabilities	790	195	290	160	145
Purchase obligations(2)	1,606	782	586	238	—
Estimated environmental liability payments(3)	709	222	257	177	53
Asbestos related liability payments(4)	2,357	361	612	438	946
Asbestos insurance recoveries(5)	(434)	(42)	(108)	(64)	(220)
	$20,614	$3,221	$5,831	$3,896	$7,666

(1)	Assumes all long-term debt is outstanding until scheduled maturity.

(2)	Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.

(3)	The payment amounts in the table only reflect the environmental liabilities which are probable and reasonably estimable as of December 31, 2019.

(4)
These amounts are estimates of asbestos related cash payments for NARCO and Bendix based on our asbestos related liabilities which are probable and reasonably estimable as of December 31, 2019. See Asbestos Matters in Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information.

(5)
These amounts represent our insurance recoveries that are deemed probable for asbestos related liabilities as of December 31, 2019. See Asbestos Matters in Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information.

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

Asbestos Matters
Payments, net of insurance recoveries, related to known asbestos matters was $163 million, $216 million and $239 million in 2019, 2018 and 2017 and is estimated to be approximately $320 million in 2020. We expect to pay these asbestos matters from operating cash flows. The timing of these payments depends on several factors, including the timing of litigation and settlements of liability claims.
Reimbursements from Garrett for payments related to asbestos matters, as defined in the indemnification and reimbursement agreement, was $152 million in 2019 and is expected to be approximately $115 million in 2020. We received approximately $36 million in January 2020.
See Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of our asbestos matters and the indemnification and reimbursement agreement entered into with Garrett.

Environmental Matters
Accruals for environmental matters deemed probable and reasonably estimable were $213 million, $395 million and $287 million in 2019, 2018 and 2017. In addition, in 2019, 2018 and 2017 we incurred operating costs for ongoing businesses of approximately $99 million, $95 million and $82 million relating to compliance with environmental regulations.
Payments related to known environmental matters was $256 million, $218 million and $212 million in 2019, 2018 and 2017 and is estimated to be approximately $220 million in 2020. We expect to pay these environmental matters from operating cash flows. The timing of these payments depends on several factors, including the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, execution timeframe of projects, remedial techniques to be utilized and agreement with other parties.
Reimbursements from Resideo for payments related to environmental matters at certain sites, as defined in the indemnification and reimbursement agreement, was $140 million in 2019 and is expected to be $140 million in 2020. We received approximately $35 million in January 2020.
See Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of our environmental matters and the indemnification and reimbursement agreement entered into with Resideo.
Financial Instruments
The following table illustrates the potential change in fair value for interest rate sensitive instruments based on a hypothetical immediate one percentage point increase in interest rates across all maturities and the potential change in fair value for foreign exchange rate sensitive instruments based on a 10% weakening of the U.S. Dollar versus local currency exchange rates across all maturities at December 31, 2019 and 2018.

	Face or Notional Amount	Carrying Value(1)	Fair Value(1)	Estimated Increase (Decrease) in Fair Value(2)
December 31, 2019
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$12,486	$(12,486)	$(13,578)	$(677)
Interest rate swap agreements	3,950	25	25	(72)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(3)	12,746	270	270	(676)
Cross currency swap agreements	1,200	51	51	(115)
December 31, 2018
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$12,628	$(12,628)	$(13,133)	$(654)
Interest rate swap agreements	2,600	(45)	(45)	(83)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(3)	14,995	115	115	(742)
Cross currency swap agreements	1,200	32	32	(117)

(1)	Asset or (liability)

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

See Note 15 Financial Instruments and Fair Value Measures of Notes to Consolidated Financial Statements for further discussion on the agreements.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. Many estimates and assumptions involved in the application of accounting principles have a material impact on reported financial condition and operating performance and on the comparability of such reported information over different reporting periods. Critical accounting estimates or assumptions are those where the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimates and assumptions on financial condition or operating performance is material. We consider the estimates and assumptions discussed below to be critical to the understanding of our financial statements. Actual results could differ from our estimates and assumptions, and any such differences could be material to our consolidated financial statements.
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
Asbestos Related Liabilities and Insurance Recoveries—In connection with the recognition of liabilities for asbestos related matters, we record asbestos related insurance recoveries that are deemed probable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding insurers. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. Projecting future events is subject to various uncertainties that could cause the insurance recovery on asbestos related liabilities to be higher or lower than that projected and recorded. Given the inherent uncertainty in making future projections, we reevaluate our projections concerning our probable insurance recoveries considering any changes to the projected liability, our recovery experience or other relevant factors that may impact future insurance recoveries.
Our involvement in asbestos related personal injury actions relates to two predecessor companies. Regarding North American Refractories Company (“NARCO”) asbestos related claims, we accrue for pending claims based on terms and conditions in agreements with NARCO, its former parent company, and certain asbestos claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. We also accrue for the estimated value of future NARCO asbestos related claims expected to be asserted against the NARCO Trust. The estimate of future NARCO claims was prepared in 2002, in the same year NARCO filed for bankruptcy protection, using NARCO tort system litigation experience based on a commonly accepted methodology used by numerous bankruptcy courts addressing 524(g) trusts. Accordingly, the estimated value of future NARCO asbestos claims was prepared before there was data on claims filings and payment rates in the NARCO Trust under the Trust Distribution Procedures and prepared when the stay of all NARCO asbestos claims was in effect (which remained in effect until NARCO emerged from Bankruptcy protection). Some critical assumptions underlying this commonly accepted methodology included claims filing rates, disease criteria and payment values contained in the Trust Distribution Procedures, estimated approval rates of claims submitted to the NARCO Trust and epidemiological studies estimating disease instances. This estimate resulted in a range of estimated liability of $743 million to $961 million. We believe that no amount within this range is a better estimate than any other amount and accordingly, we have recorded the minimum amount in the range. Given the Trust’s lack of sufficiently reliable claims data since NARCO emerged from bankruptcy protection, it is not yet possible to update our estimated future claim costs based on actual NARCO Trust experience. When sufficiently reliable claims data exists, we will update our estimate of the NARCO Trust Liability and it is possible that a material change may need to be recognized. Regarding Bendix Friction Materials (“Bendix”) asbestos related claims, we accrued for the estimated value of pending claims using average resolution values for the previous five years. We also accrued for the estimated value of future claims related to Bendix over the full term of epidemiological projections through 2059 based on historic and anticipated claims filing experience and dismissal rates, disease classifications, and average resolution values in the tort system for the previous five years.
See Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of management’s judgments applied in the recognition and measurement of our asbestos-related liabilities and related insurance recoveries.
Reimbursement Receivables—In conjunction with the Garrett and Resideo spin-offs, the Company entered into reimbursement agreements under which Honeywell receives cash payments as reimbursement primarily for asbestos related liability payments related to the Bendix business in the U.S. (Garrett) and net spending for environmental matters at certain sites as defined in the agreement (Resideo). Accordingly, the Company has recorded a receivable based on estimates in the underlying reimbursable Honeywell spend, and we monitor the recoverability of such receivable, which is subject to terms of applicable credit agreements and general ability to pay.
See Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of the recognition and measurement of our reimbursement receivables.
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
The key assumptions used in developing our 2019, 2018 and 2017 net periodic pension (income) expense for our U.S. plans included the following:

	2019	2018	2017
Discount Rate:
Projected benefit obligation	4.35%	3.68%	4.20%
Service cost	4.47%	3.77%	4.42%
Interest cost	3.94%	3.27%	3.49%
Assets:
Expected rate of return	6.75%	7.75%	7.75%
Actual rate of return	21.2%	(1.8)%	20.5%
Actual 10 year average annual compounded rate of return	11.1%	11.0%	7.4%
The MTM Adjustment represents the recognition of net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor). Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension plans or when assumptions change. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations as of the measurement date each year and the difference between expected and actual returns on plan assets. The mark-to-market accounting method results in the potential for volatile and difficult to forecast MTM Adjustments. MTM charges were $123 million, $37 million and $87 million in 2019, 2018 and 2017.
We determine the expected long-term rate of return on plan assets utilizing historical plan asset returns over varying long-term periods combined with our expectations of future market conditions and asset mix considerations (see Note 21 Pension and Other Postretirement Benefits of Notes to Consolidated Financial Statements for details on the actual various asset classes and targeted asset allocation percentages for our pension plans). We plan to use an expected rate of return on plan assets of 6.15% for 2020 down from 6.75% for 2019 reflecting a decline in interest rates and additional re-balancing of assets to more fixed income.
The discount rate reflects the market rate on December 31 (measurement date) for high-quality fixed-income investments with maturities corresponding to our benefit obligations and is subject to change each year. The discount rate can be volatile from year to year as it is determined based upon prevailing interest rates as of the measurement date. We used a 3.22% discount rate to determine benefit obligations as of December 31, 2019, reflecting a decrease in the market interest rate environment since the prior year-end.

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

Change in Assumption	Impact on 2020 Pension Ongoing Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Decrease $26 million	Increase $480 million
0.25 percentage point increase in discount rate	Increase $25 million	Decrease $470 million
0.25 percentage point decrease in expected rate of return on assets	Increase $46 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $46 million	—
Pension ongoing income for our world-wide pension plans is expected to be approximately $786 million in 2020 compared with pension ongoing income of $592 million in 2019. The expected increase in pension income is primarily due to lower interest cost from a decrease in discount rates in our U.S. and UK plans, and higher expected return on plan assets (lower rate of return on a higher asset base). Also, if required, an MTM Adjustment will be recorded in the fourth quarter of 2020 in accordance with our pension accounting method as previously described. It is difficult to reliably forecast or predict whether there will be a MTM Adjustment in 2020, and if one is required, what the magnitude of such adjustment will be. MTM Adjustments are primarily driven by events and circumstances beyond the control of the Company such as changes in interest rates and the performance of the financial markets.
Finite-Lived Intangible Assets—The determination of useful lives (for depreciation/amortization purposes) and whether or not intangible assets are impaired involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. We evaluate the recoverability of the carrying amount of our finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of a finite-lived intangible asset group may not be fully recoverable. The principal factors in considering when to perform an impairment review are as follows:

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
Goodwill and Indefinite-Lived Intangible Assets Impairment Testing—Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual, or more frequent if necessary, impairment testing. In testing goodwill and indefinite-lived intangible assets, the fair value is estimated utilizing a discounted cash flow approach utilizing cash flow forecasts, including strategic and annual operating plans, adjusted for terminal value assumptions. These impairment tests involve the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. To address this uncertainty, we perform sensitivity analysis on key estimates and assumptions.

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
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities including resolution of any related appeals and litigation. We assess our income tax positions based upon our evaluation of the facts, circumstances and information available at the reporting date. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.
For further discussion of additional income tax policies, see Note 1 Summary of Significant Accounting Policies and Note 5 Income Taxes of Notes to Consolidated Financial Statements.
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

Item 8. Financial Statements and Supplementary Data
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions, except per share amounts)
Product sales	$27,629	$32,848	$32,317
Service sales	9,080	8,954	8,217
Net sales	36,709	41,802	40,534
Costs, expenses and other
Cost of products sold	19,269	23,634	23,176
Cost of services sold	5,070	5,412	4,968
	24,339	29,046	28,144
Selling, general and administrative expenses	5,519	6,051	6,087
Other (income) expense	(1,065)	(1,149)	(963)
Interest and other financial charges	357	367	316
	29,150	34,315	33,584
Income before taxes	7,559	7,487	6,950
Tax expense	1,329	659	5,362
Net income	6,230	6,828	1,588
Less: Net income attributable to the noncontrolling interest	87	63	43
Net income attributable to Honeywell	$6,143	$6,765	$1,545
Earnings per share of common stock—basic	$8.52	$9.10	$2.03
Earnings per share of common stock—assuming dilution	$8.41	$8.98	$2.00
The Notes to Consolidated Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Net income	$6,230	$6,828	$1,588
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	143	(685)	(37)
Actuarial gains (losses) recognized	162	(602)	753
Prior service credit (cost) recognized	1	2	(59)
Prior service credit recognized during year	(79)	(74)	(70)
Actuarial (gains) losses recognized during year	16	35	83
Settlements and curtailments	—	2	19
Foreign exchange translation and other	(14)	31	(49)
Pensions and other postretirement benefit adjustments	86	(606)	677
Cash flow hedges recognized in other comprehensive income	103	89	(101)
Less: Reclassification adjustment for gains (losses) included in net income	92	4	60
Changes in fair value of cash flow hedges	11	85	(161)
Other comprehensive income (loss), net of tax	240	(1,206)	479
Comprehensive income	6,470	5,622	2,067
Less: Comprehensive income attributable to the noncontrolling interest	82	53	51
Comprehensive income attributable to Honeywell	$6,388	$5,569	$2,016
The Notes to Consolidated Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2019	2018
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$9,067	$9,287
Short-term investments	1,349	1,623
Accounts receivable—net	7,493	7,508
Inventories	4,421	4,326
Other current assets	1,973	1,618
Total current assets	24,303	24,362
Investments and long-term receivables	588	742
Property, plant and equipment—net	5,325	5,296
Goodwill	15,563	15,546
Other intangible assets—net	3,734	4,139
Insurance recoveries for asbestos related liabilities	392	437
Deferred income taxes	86	382
Other assets	8,688	6,869
Total assets	$58,679	$57,773
LIABILITIES
Current liabilities:
Accounts payable	$5,730	$5,607
Commercial paper and other short-term borrowings	3,516	3,586
Current maturities of long-term debt	1,376	2,872
Accrued liabilities	7,476	6,859
Total current liabilities	18,098	18,924
Long-term debt	11,110	9,756
Deferred income taxes	1,670	1,713
Postretirement benefit obligations other than pensions	326	344
Asbestos related liabilities	1,996	2,269
Other liabilities	6,766	6,402
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital—common stock issued	958	958
—additional paid-in capital	6,876	6,452
Common stock held in treasury, at cost	(23,836)	(19,771)
Accumulated other comprehensive income (loss)	(3,197)	(3,437)
Retained earnings	37,693	33,978
Total Honeywell shareowners’ equity	18,494	18,180
Noncontrolling interest	212	178
Total shareowners’ equity	18,706	18,358
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$58,679	$57,773

The Notes to Consolidated Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Cash flows from operating activities:
Net income	$6,230	$6,828	$1,588
Less: Net income attributable to the noncontrolling interest	87	63	43
Net income attributable to Honeywell	6,143	6,765	1,545
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	673	721	717
Amortization	415	395	398
(Gain) loss on sale of non-strategic businesses and assets	1	—	7
Repositioning and other charges	546	1,091	973
Net payments for repositioning and other charges	(376)	(652)	(628)
Pension and other postretirement income	(516)	(987)	(647)
Pension and other postretirement benefit payments	(78)	(80)	(106)
Stock compensation expense	153	175	176
Deferred income taxes	179	(586)	2,452
Other	(287)	(694)	1,642
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	11	(236)	(682)
Inventories	(100)	(503)	(259)
Other current assets	(430)	218	(568)
Accounts payable	118	733	924
Accrued liabilities	445	74	22
Net cash provided by (used for) operating activities	6,897	6,434	5,966
Cash flows from investing activities:
Expenditures for property, plant and equipment	(839)	(828)	(1,031)
Proceeds from disposals of property, plant and equipment	43	15	86
Increase in investments	(4,253)	(4,059)	(6,743)
Decrease in investments	4,464	6,032	4,414
Cash paid for acquisitions, net of cash acquired	(50)	(535)	(82)
Other	102	402	(218)
Net cash provided by (used for) investing activities	(533)	1,027	(3,574)
Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	14,199	23,891	13,701
Payments of commercial paper and other short-term borrowings	(14,199)	(24,095)	(13,532)
Proceeds from issuance of common stock	498	267	520
Proceeds from issuance of long-term debt	2,726	27	1,238
Payments of long-term debt	(2,903)	(1,330)	(292)
Repurchases of common stock	(4,400)	(4,000)	(2,889)
Cash dividends paid	(2,442)	(2,272)	(2,119)
Pre-separation funding	—	2,801	—
Spin-off cash	—	(179)	—
Other	(79)	(142)	(143)
Net cash provided by (used for) financing activities	(6,600)	(5,032)	(3,516)
Effect of foreign exchange rate changes on cash and cash equivalents	16	(201)	340
Net increase (decrease) in cash and cash equivalents	(220)	2,228	(784)
Cash and cash equivalents at beginning of period	9,287	7,059	7,843
Cash and cash equivalents at end of period	$9,067	$9,287	$7,059

The Notes to Consolidated Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

	Years Ended December 31,
	2019		2018		2017
	Shares	$	Shares	$	Shares	$
	(in millions)
Common stock, par value	957.6	958	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		6,452		6,212		5,781
Issued for employee savings and option plans		271		65		255
Stock-based compensation expense		153		175		176
Ending balance		6,876		6,452		6,212
Treasury stock
Beginning balance	(228.0)	(19,771)	(206.7)	(15,914)	(196.8)	(13,366)
Reacquired stock or repurchases of common stock	(26.5)	(4,400)	(26.5)	(4,000)	(20.5)	(2,889)
Issued for employee savings and option plans	8.0	335	5.2	143	10.6	341
Ending balance	(246.5)	(23,836)	(228.0)	(19,771)	(206.7)	(15,914)
Retained earnings
Beginning balance		33,978		27,481		28,046
Adoption of new accounting standards		—		264		—
Net income attributable to Honeywell		6,143		6,765		1,545
Dividends on common stock		(2,428)		(2,279)		(2,101)
Spin-offs		—		1,749		(9)
Redemption value adjustment		—		(2)		—
Ending balance		37,693		33,978		27,481
Accumulated other comprehensive income (loss)
Beginning balance		(3,437)		(2,235)		(2,714)
Foreign exchange translation adjustment		143		(728)		(37)
Pensions and other postretirement benefit adjustments		86		(559)		677
Changes in fair value of cash flow hedges		11		85		(161)
Ending balance		(3,197)		(3,437)		(2,235)
Noncontrolling interest
Beginning balance		178		163		178
Acquisitions, divestitures, and other		(3)		(12)		(11)
Net income attributable to noncontrolling interest		87		63		43
Foreign exchange translation adjustment		(5)		(10)		8
Dividends paid		(45)		(26)		(55)
Ending balance		212		178		163
Total shareowners’ equity	711.1	18,706	729.6	18,358	750.9	16,665
Cash dividends per share of common stock		$3.360		$3.055		$2.740
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
Goodwill and Indefinite-Lived Intangible Assets—Goodwill and indefinite-lived intangible assets are subject to impairment testing annually as of March 31, and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. We completed our annual goodwill impairment test as of March 31, 2019 and determined that there was no impairment as of that date.
Other Intangible Assets with Determinable Lives—Other intangible assets with determinable lives consist of customer lists, technology, patents and trademarks and other intangibles and are amortized over their estimated useful lives, ranging from 2 to 24 years.
Sales Recognition—Product and service sales are recognized when or as the Company transfers control of the promised products or services to its customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Service sales, principally representing repair, maintenance and engineering activities are recognized over the contractual period or as services are rendered. Sales under long-term contracts with performance obligations satisfied over time are recognized using either an input or output method. We recognize revenue over time as we perform on these contracts because of the continuous transfer of control to the customer. With control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost input method of progress for our contracts because it best depicts the transfer of control to the customer that occurs as we incur costs. Under the cost-to-cost method, the extent of progress towards completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. We review our cost estimates on significant contracts on a periodic basis, or when circumstances change and warrant a modification to a previous estimate. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident, to the extent required.
The customer funding for costs incurred for nonrecurring engineering and development activities of our products under agreements with commercial customers is deferred and subsequently recognized as revenue as products are delivered to the customers. Additionally, expenses incurred, up to the customer agreed funded amount, are deferred as an asset and recognized as cost of sales when products are delivered to the customer. The deferred customer funding and costs result in recognition of deferred costs (asset) and deferred revenue (liability) on our Consolidated Balance Sheet. Capitalized contract fulfillment costs were approximately $1 billion as of December 31, 2019 and 2018. The amounts recognized as cost of sales were approximately $0.1 billion for the years ended December 31, 2019 and 2018.

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
For the year ended 2017, prior to the adoption of the revenue recognition standard (see Note 7 Revenue Recognition and Contracts with Customers), product and service sales were recognized when persuasive evidence of an arrangement existed, product delivery had occurred or services had been rendered, pricing was fixed or determinable, and collection was reasonably assured. Service sales, principally representing repair, maintenance and engineering activities were recognized over the contractual period or as services were rendered. Sales under long-term contracts were recorded on a percentage-of-completion method measured on the cost-to-cost basis for engineering-type contracts and the units-of-delivery basis for production-type contracts. Provisions for anticipated losses on long-term contracts were recorded in full when such losses became evident. Revenues from contracts with multiple element arrangements were recognized as each element was earned based on the relative fair value of each element provided the delivered elements had value to customers on a standalone basis. Amounts allocated to each element were based on its objectively determined fair value, such as the sales price for the product or service when it was sold separately or competitor prices for similar products or services.
Environmental—The Company accrues costs related to environmental matters when it is probable that we have incurred a liability related to a contaminated site and the amount can be reasonably estimated. For additional information, see Note 20 Commitments and Contingencies.
Asbestos Related Liabilities and Insurance Recoveries—The Company recognizes a liability for any asbestos related contingency that is probable of occurrence and reasonably estimable. In connection with the recognition of liabilities for asbestos related matters, we record asbestos related insurance recoveries that are deemed probable. For additional information, see Note 20 Commitments and Contingencies.
Reimbursement Receivables—In conjunction with the Garrett Motion Inc. (“Garrett”) and Resideo Technologies, Inc. (“Resideo”) spin-offs, the Company entered into reimbursement agreements under which Honeywell receives cash payments as reimbursement primarily for asbestos related liability payments related to the Bendix business in the U.S. (Garrett) and net spending for environmental matters at certain sites as defined in the agreement (Resideo). Accordingly, the Company has recorded a receivable based on estimates in the underlying reimbursable Honeywell spend, and we monitor the recoverability of such receivable, which is subject to terms of applicable credit agreements and general ability to pay. For additional information, see Note 20 Commitments and Contingencies.
Aerospace Sales Incentives—The Company provides sales incentives to commercial aircraft manufacturers and airlines in connection with their selection of its aircraft equipment, predominately wheel and braking system hardware, avionics, and auxiliary power units, for installation on commercial aircraft. These incentives consist of free or deeply discounted products, credits for future purchases of product or upfront cash payments. These costs are generally recognized in the period incurred as cost of products sold or as a reduction to relevant sales, as appropriate.
Research and Development—Research and development costs for company-sponsored research and development projects are expensed as incurred. Such costs are included in cost of products and services sold and were $1,556 million, $1,809 million and $1,835 million in 2019, 2018 and 2017. Customer-sponsored research and development activities under contracts with customers are included as a contract cost and included in cost of products and services sold when revenue from such contracts is recognized. Such customer-sponsored research and development activities amounted to an additional $1,079 million, $1,069 million and $876 million in 2019, 2018 and 2017.

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
Pension Benefits—The Company presents net periodic pensions costs by disaggregating the service cost component of net benefit costs and reports those costs in the same line item or items in the Consolidated Statement of Operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other non-service components of net benefit costs are required to be presented separately from the service cost component.
The Company records the service cost component of Pension ongoing (income) expense in Costs of products and services sold and Selling, general and administrative expenses. The remaining components of net benefit costs within Pension ongoing (income) expense, primarily interest costs and assumed return on plan assets, are recorded in Other (income) expense. We recognize net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter each year (MTM Adjustment). The MTM Adjustment is also reported in Other (income) expense.
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
Derivative Financial Instruments—The Company reduces our risks from interest and foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. We do not use leveraged derivative financial instruments. Derivative financial instruments that qualify for hedge accounting must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.
All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the changes in fair value of the derivatives are recorded in Accumulated other comprehensive income (loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. We have elected to exclude the time value of the derivatives (i.e., the forward points) from the assessment of hedge effectiveness and recognize the initial value of the excluded component in earnings using the amortization approach. For derivative instruments that are designated and qualify as a net investment hedge, the gain or loss is reported as a component of Other comprehensive income (loss) and recorded in Accumulated other comprehensive income (loss). The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Income Taxes—Significant judgment is required in evaluating tax positions. We establish reserves for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum recognition threshold. The approach for evaluating certain and uncertain tax positions is defined by the authoritative guidance which determines when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various federal, state and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a change in estimate become known. For discussion of the impacts from what is commonly referred to as the U.S. Tax Cuts and Jobs Act (“U.S Tax Reform”), see Note 5 Income Taxes.
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
Leases—At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The assessment is based on (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset.

All significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at commencement. An ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short term leases), and we recognize lease expense for these leases as incurred over the lease term.

ROU assets represent our right to use an underlying asset during the reasonably certain lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

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

The Company primarily uses our incremental borrowing rate, which is based on the information available at the lease commencement date, in determining the present value of the lease payments. In determining the borrowing rate, we consider the lease term, secured incremental borrowing rate, and for leases denominated in a currency different than U.S. dollar, the collateralized borrowing rate in the foreign currency using the U.S. dollar and foreign currency swap spread, when available.
Recent Accounting Pronouncements—The Company considers the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated results of operations, financial position and cash flows (consolidated financial statements).
In December 2019, the FASB issued accounting standard update to simplify the accounting for income taxes. The standard’s amendments include changes in various subtopics of accounting for income taxes including, but not limited to, accounting for “hybrid” tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, intraperiod tax allocation exception to incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax law, and year-to date loss limitation in interim-period tax accounting. The guidance is effective for fiscal years beginning after December 15, 2020 with early adoption permitted, including the

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

interim periods within those years. We are currently evaluating impacts of these amendments on our Consolidated financial position, results of operations, cash flows, and related notes to the Financial Statements.
In February 2018, the FASB issued guidance that allows for an entity to elect to reclassify the income tax effects on items resulting from what is commonly referred to as the U.S. Tax Cuts and Jobs Act ("U.S. Tax Reform") from accumulated other comprehensive income to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. The Company has elected to not reclassify the stranded income tax effects of U.S. Tax Reform from accumulated other comprehensive income to retained earnings.
In June 2016, the FASB issued accounting standard that requires companies to utilize an impairment model (current expected credit loss, or CECL) for most financial assets measured at amortized cost and certain other financial instruments, which include, but are not limited to, trade and other receivables. This accounting standard will replace the incurred loss model under current GAAP with a model that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate those losses. Effective January 1, 2020, the Company adopted this standard. The adoption of this standard does not have a material impact on our Consolidated Financial Statements.
Note 2. Acquisitions and Divestitures
During 2019, there were no significant acquisitions individually or in aggregate.
During 2018, the Company acquired businesses for an aggregate cost (net of cash and debt assumed) of approximately $535 million, mainly due to the November 2018 acquisition of Transnorm, a global leader in high-performance conveyor and warehouse solutions, including approximately $380 million allocated to goodwill. Transnorm is part of Safety and Productivity Solutions. The goodwill is non-deductible for tax purposes.
During 2017, there were no significant acquisitions individually or in the aggregate.
On October 1, 2018, the Company completed the tax-free spin-off to Honeywell shareowners of its Transportation Systems business, part of Aerospace, into a standalone publicly-traded company, Garrett Motion Inc. (“Garrett”). On October 29, 2018, the Company completed the tax-free spin-off to Honeywell shareowners of its Homes and Global Distribution business, part of Home and Building Technologies (renamed Honeywell Building Technologies following the spin-off), into a standalone publicly-traded company, Resideo Technologies, Inc. (“Resideo”). The assets of approximately $5.5 billion, including approximately $2.8 billion of goodwill and net of recorded receivables, and liabilities of approximately $7.2 billion associated with spin-off entities have been removed through Retained Earnings from the Company’s Consolidated Balance Sheet as of the effective date of the spin-off. The results of operations and cash flows are included in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows through the effective date of the spin-off. The Income before taxes attributable to the spin-off businesses were $0.4 billion and $0.5 billion for 2018 and 2017.
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
In 2018 in connection with the spin-off, the Company entered into certain agreements with Resideo and Garrett to affect our legal and structural separation, including transition services agreements to provide certain administrative and other services for a limited time, and tax matters and indemnification and reimbursement agreements. As of the end of 2019, most of those agreements are still in effect.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 3. Repositioning and Other Charges
A summary of repositioning and other charges follows:

	Years Ended December 31,
	2019	2018	2017
Severance	$260	$289	$305
Asset impairments	95	162	142
Exit costs	83	79	60
Reserve adjustments	(5)	(10)	(16)
Total net repositioning charge	433	520	491
Asbestos related litigation charges, net of insurance and reimbursements	42	163	159
Probable and reasonably estimable environmental liabilities, net of reimbursements	59	345	287
Other	12	63	36
Total net repositioning and other charges	$546	$1,091	$973

The following table summarizes the pre-tax distribution of total net repositioning and other charges by classification:

	Years Ended December 31,
	2019	2018	2017
Cost of products and services sold	$276	$811	$736
Selling, general and administrative expenses	270	239	187
Other (income) expense	—	41	50
	$546	$1,091	$973

The following table summarizes the pre-tax impact of total net repositioning and other charges by segment:

	Years Ended December 31,
	2019	2018	2017
Aerospace	$33	$154	$248
Honeywell Building Technologies	108	111	78
Performance Materials and Technologies	93	191	102
Safety and Productivity Solutions	71	133	51
Corporate	241	502	494
	$546	$1,091	$973

In 2019, the Company recognized repositioning charges totaling $438 million including severance costs of $260 million related to workforce reductions of 5,336 manufacturing and administrative positions across our segments. The workforce reductions related to costs savings actions taken in connection with our productivity and ongoing functional transformation initiatives and to site transitions, mainly in Honeywell Building Technologies, as we transition manufacturing to more cost-effective locations. The repositioning charge included asset impairments of $95 million largely related to a write down in connection with assets held for sale. The repositioning charge included exit costs of $83 million primarily related to current period exit costs incurred for previously approved repositioning projects, termination fees associated with the early cancellation of supply agreements for certain raw materials in Performance Materials and Technologies and Honeywell Building Technologies and for closure obligations associated with site transitions.
In 2018, the Company recognized repositioning charges totaling $530 million including severance costs of $289 million related to workforce reductions of 6,486 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to planned site closures, mainly in Safety and Productivity Solutions, Performance Materials and Technologies and Honeywell Building Technologies, as we transition manufacturing sites to more cost-effective locations. The workforce reductions were also related to our productivity and ongoing functional

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

transformation initiatives. The repositioning charge included asset impairments of $162 million mainly related to manufacturing plant and equipment associated with planned site closures. Asset impairments also included the write-down of a legacy property in Corporate in connection with its planned disposition and the write-off of certain capitalized assets in Corporate. The repositioning charge included exit costs of $79 million primarily related to a termination fee associated with the early cancellation of a supply agreement for certain raw materials in Performance Materials and Technologies and for closure obligations associated with planned site closures.
In 2017, the Company recognized repositioning charges totaling $507 million including severance costs of $305 million related to workforce reductions of 7,096 manufacturing and administrative positions across its segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives and with site transitions, in each of our segments, to more cost-effective locations. The repositioning charge included asset impairments of $142 million principally in our Corporate segment related to the write-down of legacy properties and certain equipment in connection with their planned disposition and the write-down of a research and development facility in connection with a planned exit from such facility. The repositioning charge included exit costs of $60 million principally for closure obligations associated with site transitions in each of our segments and for lease exit obligations in our Corporate segment.
The following table summarizes the status of the Company's total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2016	$298	$—	$33	$331
Charges	305	142	60	507
Usage—cash	(163)	—	(14)	(177)
Usage—noncash	—	(142)	—	(142)
Adjustments and reclassifications	(13)	—	(10)	(23)
Foreign currency translation	15	—	2	17
Balance at December 31, 2017	442	—	71	513
Charges	289	162	79	530
Usage—cash	(218)	—	(67)	(285)
Usage—noncash	—	(163)	—	(163)
Divestitures	(11)	—	(3)	(14)
Adjustments	(8)	1	(3)	(10)
Foreign currency translation	(5)	—	—	(5)
Balance at December 31, 2018	489	—	77	566
Charges	260	95	83	438
Usage—cash	(186)	—	(63)	(249)
Usage—noncash	—	(100)	—	(100)
Divestitures	—	—	—	—
Adjustments	(8)	5	(2)	(5)
Foreign currency translation	—	—	1	1
Balance at December 31, 2019	$555	$—	$96	$651

Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in 2019, 2018 and 2017 were not significant.
In 2018, the other charge of $63 million mainly relates to reserves taken due to the required wind-down of the Company's activities in Iran and the evaluation of potential resolution of a certain legal matter.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 4. Other (Income) Expense

	Years Ended December 31,
	2019	2018	2017
Interest income	$(255)	$(217)	$(151)
Pension ongoing income—non-service	(606)	(1,165)	(875)
Other postretirement income—non-service	(47)	(32)	(21)
Equity income of affiliated companies	(52)	(50)	(39)
Loss (gain) on sale of non-strategic business and assets	1	—	7
Foreign exchange	(120)	(63)	18
Separation costs	—	321	16
Other (net)	14	57	82
	$(1,065)	$(1,149)	$(963)

Separation costs are associated with the spin-offs of the Company's Homes and Global Distribution business and Transportation Systems business, and are primarily associated with third party services.
For the year ended December 31, 2018 and 2017, Other (net) includes asset impairments in Corporate related to the write-down of a legacy property in connection with its planned disposition. See Note 3 Repositioning and Other Charges.
Note 5. Income Taxes
Income before taxes

	Years Ended December 31,
	2019	2018	2017
U.S.	$4,178	$2,919	$2,873
Non-U.S.	3,381	4,568	4,077
	$7,559	$7,487	$6,950

Tax expense (benefit)

	Years Ended December 31,
	2019	2018	2017
Tax expense (benefit) consists of
Current:
U.S. Federal	$8	$(21)	$2,061
U.S. State	43	89	62
Non-U.S.	1,099	1,177	787
	$1,150	$1,245	$2,910
Deferred:
U.S. Federal	$332	$396	$190
U.S. State	63	8	139
Non-U.S.	(216)	(990)	2,123
	179	(586)	2,452
	$1,329	$659	$5,362

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
The U.S. federal statutory income tax rate is reconciled to our effective income tax rate as follows:
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
Taxes on non-U.S. earnings(1)(2)	(0.5)	0.2	(12.8)
U.S. state income taxes(1)	1.1	1.6	1.4
Reserves for tax contingencies	2.0	0.3	1.6
Employee share-based payments	(1.2)	(0.7)	(2.9)
U.S. Tax Reform	(3.6)	(5.8)	56.0
Reduction of taxes on unremitted earnings	—	(14.2)	—
Separation tax costs	—	5.5	—
All other items—net	(1.2)	0.9	(1.1)
	17.6%	8.8%	77.2%

(1)	Net of changes in valuation allowance

(2)	Includes U.S. taxes on non-U.S. earnings
The effective tax rate increased by 8.8 percentage points in 2019 compared to 2018. The increase was primarily attributable to a lower income tax benefit resulting from revised guidance related to U.S. Tax Reform and internal restructuring initiatives that resulted in a $281 million reduction of accrued withholding taxes related to unremitted foreign earnings when compared to the prior year. The Company’s non-U.S. effective tax rate was 26.1%, an increase of approximately 22.0 percentage points compared to 2018. The increase in the foreign effective tax rate was primarily attributable to a lower income tax benefit related to the Company’s internal restructuring initiatives when compared to the prior year.
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Deferred tax assets (liabilities)
The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

Deferred tax assets:	December 31,
	2019	2018
Postretirement benefits other than pensions	$111	$120
Asbestos and environmental	531	589
Employee compensation and benefits	205	262
Other accruals and reserves	279	336
Net operating and capital losses	652	688
Tax credit carryforwards	246	154
Gross deferred tax assets	2,024	2,149
Valuation allowance	(656)	(689)
Total deferred tax assets	$1,368	$1,460
Deferred tax liabilities:
Pension	$(469)	$(40)
Property, plant and equipment	(469)	(422)
Intangibles	(1,296)	(1,553)
Unremitted earnings of foreign subsidiaries	(419)	(616)
Other asset basis differences	(136)	(110)
Other	(163)	(50)
Total deferred tax liabilities	(2,952)	(2,791)
Net deferred tax liability	$(1,584)	$(1,331)

The Company's gross deferred tax assets include $767 million related to non-U.S. operations comprised principally of net operating losses, capital loss and tax credit carryforwards (mainly in Canada, France, Germany, Luxembourg and the United Kingdom) and deductible temporary differences. We maintain a valuation allowance of $653 million against a portion of the non-U.S. gross deferred tax assets. The change in the valuation allowance resulted in a decrease of $23 million and increases of $57 million and $4 million to income tax expense in 2019, 2018 and 2017. In the event we determine that we will not be able to realize our net deferred tax assets in the future, we will reduce such amounts through an increase to income tax expense in the period such determination is made. Conversely, if we determine that we will be able to realize net deferred tax assets in excess of the carrying amounts, we will decrease the recorded valuation allowance through a reduction to income tax expense in the period that such determination is made.
As of December 31, 2019, the Company recorded a $419 million deferred tax liability on all of our unremitted foreign earnings based on estimated earnings and profits of approximately $16.7 billion as of the balance sheet date.
As of December 31, 2019, the Company's net operating loss, capital loss and tax credit carryforwards were as follows:

Jurisdiction	Expiration Period	Net Operating and Capital Loss Carryforwards	Tax Credit Carryforwards
U.S. Federal	2039	$16	$89
U.S. State	2039	389	20
Non-U.S.	2039	277	142
Non-U.S.	Indefinite	2,324	—
		$3,006	$251

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

	2019	2018	2017
Change in unrecognized tax benefits:
Balance at beginning of year	$1,089	$947	$877
Gross increases related to current period tax positions	51	370	94
Gross increases related to prior periods tax positions	83	82	153
Gross decreases related to prior periods tax positions	(34)	(201)	(91)
Decrease related to resolutions of audits with tax authorities	(3)	(40)	(76)
Expiration of the statute of limitations for the assessment of taxes	(13)	(50)	(54)
Foreign currency translation	(9)	(19)	44
Balance at end of year	$1,164	$1,089	$947

As of December 31, 2019, 2018, and 2017 there were $1,164 million, $1,089 million, and $947 million of unrecognized tax benefits that if recognized would be recorded as a component of Tax expense.
The following table summarizes tax years that remain subject to examination by major tax jurisdictions as of December 31, 2019:

Jurisdiction	Open Tax Years Based on Originally Filed Returns
	Examination in progress	Examination not yet initiated
U.S. Federal	2015 - 2016	2017-2019
U.S. State	2011 - 2017	2012-2018
Australia	N/A	2016-2019
Canada(1)	2015-2017	2018-2019
China	2009-2018	2019
France	N/A	2017-2019
Germany(1)	2008-2017	2018-2019
India	1999-2017	2018-2019
Italy	2012-2017	2018-2019
Netherlands	2016-2017	2018-2019
Switzerland(1)	2012-2018	2019
United Kingdom	2013-2017	2018-2019

(1)	Includes provincial or similar local jurisdictions, as applicable.
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
Unrecognized tax benefits for examinations in progress were $413 million, $304 million and $487 million, as of December 31, 2019, 2018, and 2017. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax expense in the Consolidated Statement of Operations and totaled $73 million, $45 million and $28 million for the years ended December 31, 2019, 2018, and 2017. Accrued interest and penalties were $487 million, $426 million and $423 million, as of December 31, 2019, 2018, and 2017.

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
Corporate Tax Rate Change—During the years 2018 and 2017, the Company recorded a total tax benefit of approximately $190 million due to the decrease in the corporate statutory tax rate from 35% to 21%. This includes a measurement period adjustment of approximately $90 million recorded during 2018 as a reduction to Tax expense. The change in the provisional estimate primarily relates to information contained in tax returns that were filed during the quarter ending December 31, 2018, some of which require approval from U.S. tax authorities. The tax benefit from the change in tax rates results from the Company’s deferred tax liability position for the excess of its net book value over its tax basis of its U.S. assets and liabilities that will generate future taxable income in excess of book income. This additional taxable income will be subject to tax at a lower corporate tax rate, consequently reducing the Company’s deferred tax liability.
Mandatory Transition Tax—During the years 2018 and 2017, the Company recorded a total tax charge of approximately $1,950 million due to the imposition of the mandatory transition tax (“MTT”) on the deemed repatriation of undistributed foreign earnings. This includes a measurement period adjustment of approximately $50 million recorded during 2018 as an increase to Tax expense. The change in the provisional estimate primarily relates to updated amounts from tax returns that were finalized during 2018, computations based on 2018 testing dates and guidance from the taxing authorities that was received during the year. The Company has elected to pay the MTT liability over a period of eight years.
Undistributed Foreign Earnings—During the years 2018 and 2017, the Company recorded a total tax charge of approximately $1,700 million due to the Company’s intent to no longer permanently reinvest the historical unremitted earnings of its foreign affiliates that existed as of December 31, 2017. This includes a measurement period adjustment of approximately $400 million recorded during 2018 as a reduction to Tax expense. The change in the provisional estimate primarily relates to updated amounts from tax returns that were finalized during 2018, the application of foreign tax credits based on guidance issued during the year and changes to the applicable withholding tax rates in local jurisdictions. The Company also reduced these taxes on unremitted foreign earnings by $281 million and $1.1 billion in 2019 and 2018, respectively, that were recorded as reductions to Tax expense.
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 6. Earnings Per Share
The details of the earnings per share calculations for the years ended December 31, 2019, 2018 and 2017 are as follows:

Basic	Years Ended December 31,
	2019	2018	2017
Net income attributable to Honeywell	$6,143	$6,765	$1,545
Weighted average shares outstanding	721.0	743.0	762.1
Earnings per share of common stock	$8.52	$9.10	$2.03

Assuming Dilution	Years Ended December 31,
	2019	2018	2017
Net income attributable to Honeywell	$6,143	$6,765	$1,545
Average Shares
Weighted average shares outstanding	721.0	743.0	762.1
Dilutive securities issuable—stock plans	9.3	10.0	10.0
Total weighted average diluted shares outstanding	730.3	753.0	772.1
Earnings per share of common stock—assuming dilution	$8.41	$8.98	$2.00

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. In 2019, 2018, and 2017 the weighted number of stock options excluded from the computations were 2.5 million, 2.5 million, and 2.8 million. These stock options were outstanding at the end of each of the respective periods.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 7. Revenue Recognition and Contracts with Customers
The Company has a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following disaggregated revenue table and related discussions by operating segment for details.

	Year Ended December 31,
	2019	2018
Aerospace
Commercial Aviation Original Equipment	$2,997	$2,833
Commercial Aviation Aftermarket	5,731	5,373
Defense and Space	5,326	4,665
Transportation Systems	—	2,622
	14,054	15,493
Honeywell Building Technologies
Homes Products and Software	—	1,732
Distribution (ADI)	—	2,196
Products	3,314	2,953
Building Solutions	2,403	2,417
	5,717	9,298
Performance Materials and Technologies
UOP	2,890	2,845
Process Solutions	5,146	4,981
Specialty Products	1,062	1,134
Fluorine Products	1,736	1,714
	10,834	10,674
Safety and Productivity Solutions
Safety and Retail	2,215	2,278
Productivity Products	1,110	1,373
Warehouse and Workflow Solutions	1,931	1,829
Sensing & Internet-of-Things (IoT)	848	857
	6,104	6,337
Net sales	$36,709	$41,802

Aerospace – A global supplier of products, software and services for aircraft. Products include aircraft propulsion engines, auxiliary power units, environmental control systems, integrated avionics, electric power systems, hardware for engine controls, flight safety, communications and navigation, satellite and space components, aircraft wheels and brakes, and thermal systems. Software includes engine controls, flight safety, communications, navigation, radar and surveillance systems, internet connectivity and aircraft instrumentation. Services are provided to customers for the repair, overhaul, retrofit and modification of propulsion engines, auxiliary power units, avionics and mechanical systems and aircraft wheels and brakes. Additionally, Aerospace provides Honeywell Forge for aircraft connected solutions, software and data services designed to improve customers’ efficiency and enable improved operations.

Honeywell Building Technologies – A global provider of products, software, solutions and technologies for buildings. Products include controls and displays for heating, cooling, indoor air quality, ventilation, humidification, combustion, and lighting; sensors, switches, control systems and instruments for measuring pressure, air flow, temperature and electrical current; access control; video surveillance; fire detection; and installation, maintenance and upgrades of systems that keep buildings safe, comfortable and productive. Software includes monitoring and managing heating, cooling, indoor air quality, ventilation, humidification, combustion, and lighting; advanced applications for

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

building control and optimization; video surveillance; and remote patient monitoring systems. Installation, maintenance and upgrade services of products used in commercial building applications for heating, cooling, maintaining indoor air quality, ventilation, humidification, combustion, lighting, video surveillance and fire safety. These offerings, including Honeywell Forge for buildings connected solutions, address key energy challenges, keep people and places safe, enhance the building occupant experience, and improve critical infrastructure.

Performance Materials and Technologies – A global provider of products, software, solutions and technologies. Products include catalysts, adsorbents, equipment and high-performance materials, devices for measurement, regulation, control and metering of gases and electricity, and metering and communications systems for water utilities and industries, including Honeywell Forge connected solutions. Honeywell Forge for plant provides seamless integration and connectivity within plants and facilities to provide a holistic view of operations, turning data into clear actions, and Honeywell Forge for cybersecurity helps identify risks and act on cyber-related incidents, together enabling the best operations and protecting process, people and assets. Software is provided to support process technologies supporting automation and to monitor a variety of industrial processes used in industries such as oil and gas, chemicals, petrochemicals, metals, minerals and mining industries. Services are provided for installation and maintenance of products.

Safety and Productivity Solutions – A global provider of products, software and Honeywell Forge for workers connected solutions. Products include personal protection equipment and footwear, gas detection devices, mobile computing, data collection and thermal printing devices, automation equipment for supply chain and warehouse automation and custom-engineered sensors, switches and controls. Software and solutions are provided to customers for supply chain and warehouse automation, to manage data and assets to drive productivity and for computing, data collection and thermal printing.
For a summary by disaggregated product and services sales for each segment, refer to Note 22 Segment Financial Data.
The Company recognizes revenue arising from performance obligations outlined in contracts with its customers that are satisfied at a point in time and over time. The disaggregation of our revenue based off timing of recognition is as follows:

	Year Ended December 31,
	2019	2018
Products, transferred point in time	61%	67%
Products, transferred over time	14	12
Net product sales	75	79
Services, transferred point in time	9	7
Services, transferred over time	16	14
Net service sales	25	21
Net sales	100%	100%

Contract Balances

Progress on satisfying performance obligations under contracts with customers and the related billings and cash collections are recorded on the Consolidated Balance Sheet in Accounts receivable - net and Other assets (unbilled receivables (contract assets) and billed receivables) and Accrued liabilities and Other liabilities (customer advances and deposits (contract liabilities)). Unbilled receivables (contract assets) arise when the timing of cash collected from customers differs from the timing of revenue recognition, such as when contract provisions require specific milestones to be met before a customer can be billed. Those assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. Contract liabilities are recorded when customers remit contractual cash payments in advance of us satisfying performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period of time. Contract liabilities are derecognized when revenue is recorded, either when a milestone is met triggering the contractual right to bill or when the performance obligation is satisfied.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.
The following table summarizes the Company's contract assets and liabilities balances:

	2019	2018
Contract assets—January 1	$1,548	$1,721
Contract assets—December 31	1,602	1,548
Change in contract assets—increase (decrease)	$54	$(173)
Contract liabilities—January 1	$(3,378)	$(2,973)
Contract liabilities—December 31	(3,501)	(3,378)
Change in contract liabilities—(increase) decrease	$(123)	$(405)
Net change	$(69)	$(578)

The net change in 2019 was primarily driven by the receipt of advance payments from customers exceeding recognition of revenue as performance obligations were satisfied prior to billing. The net change in 2018 was primarily driven by the receipt of advance payments from customers exceeding reductions from recognition of revenue as performance obligations were satisfied and related billings. For the year ended December 31, 2019 and 2018, we recognized revenue of $1,543 million and $1,166 million that was previously included in the beginning balance of contract liabilities.

When contracts are modified to account for changes in contract specifications and requirements, the Company considers whether the modification either creates new or changes the existing enforceable rights and obligations. Contract modifications for goods or services and not distinct from the existing contract, due to the significant integration with the original good or service provided, are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. When the modifications include additional performance obligations that are distinct and at relative stand-alone selling price, they are accounted for as a new contract and performance obligation, which are recognized prospectively.
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table outlines the Company's remaining performance obligations disaggregated by segment:

December 31, 2019
Aerospace	$11,315
Honeywell Building Technologies	5,515
Performance Materials and Technologies	6,527
Safety and Productivity Solutions	2,255
$25,612

Performance obligations recognized as of December 31, 2019 will be satisfied over the course of future periods. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 57% and 43%.
The timing of satisfaction of the Company's performance obligations does not significantly vary from the typical timing of payment. Typical payment terms of our fixed-price over time contracts include progress payments based on specified events or milestones, or based on project progress. For some contracts we may be entitled to receive an advance payment.
The Company has applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.
Note 8. Accounts Receivable

	December 31,
	2019	2018
Trade	$7,639	$7,705
Less—Allowance for doubtful accounts	(146)	(197)
	$7,493	$7,508

Trade Receivables includes $1,586 million and $1,543 million of unbilled balances under long-term contracts as of December 31, 2019 and 2018. These amounts are billed in accordance with the terms of customer contracts to which they relate.
Note 9. Inventories

	December 31,
	2019	2018
Raw materials	$1,056	$1,109
Work in process	817	811
Finished products	2,593	2,445
	4,466	4,365
Reduction to LIFO cost basis	(45)	(39)
	$4,421	$4,326

Inventories valued at LIFO amounted to $292 million and $294 million at December 31, 2019 and 2018. Had such LIFO inventories been valued at current costs, the carrying values would have been approximately $45 million and $39 million higher at December 31, 2019 and 2018.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 10. Property, Plant and Equipment—Net

	December 31,
	2019	2018
Land and improvements	$251	$262
Machinery and equipment	9,586	9,435
Buildings and improvements	3,152	3,125
Construction in progress	724	588
	13,713	13,410
Less—Accumulated depreciation	(8,388)	(8,114)
	$5,325	$5,296

Depreciation expense was $673 million, $721 million and $717 million in 2019, 2018 and 2017.
Note 11. Goodwill and Other Intangible Assets—Net
The following table summarizes the change in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 by segment.

	December 31, 2018	Acquisitions/ Divestitures	Currency Translation Adjustment	December 31, 2019
Aerospace	$2,258	$—	$8	$2,266
Honeywell Building Technologies	3,238	(1)	(22)	3,215
Performance Materials and Technologies	5,147	—	(42)	5,105
Safety and Productivity Solutions	4,903	75	(1)	4,977
	$15,546	$74	$(57)	$15,563

Other intangible assets are comprised of:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Determinable life intangibles:
Patents and technology	$2,060	$(1,481)	$579	$1,996	$(1,332)	$664
Customer relationships	3,769	(1,766)	2,003	3,785	(1,510)	2,275
Trademarks	317	(228)	89	326	(206)	120
Other	297	(262)	35	349	(299)	50
	6,443	(3,737)	2,706	6,456	(3,347)	3,109
Indefinite life intangibles:
Trademarks	1,028	—	1,028	1,030	—	1,030
	$7,471	$(3,737)	$3,734	$7,486	$(3,347)	$4,139

Intangible assets amortization expense was $415 million, $395 million, and $398 million in 2019, 2018, 2017. Estimated intangible asset amortization expense for each of the next five years approximates $355 million in 2020, $317 million in 2021, $293 million in 2022, $256 million in 2023, and $234 million in 2024.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 12. Accrued Liabilities

	December 31,
	2019	2018
Customer advances and deferred income	$2,490	$2,403
Compensation, benefit and other employee related	1,551	1,469
Repositioning	640	566
Asbestos related liabilities	361	245
Income taxes	253	166
Other taxes	239	234
Environmental costs	222	175
Product warranties and performance guarantees	213	243
Operating lease liabilities	171	—
Insurance	143	170
Accrued interest	91	94
Other (primarily operating expenses)	1,102	1,094
	$7,476	$6,859

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 13. Long-term Debt and Credit Agreements

	December 31,
	2019	2018
1.40% notes due 2019	$—	$1,250
Three year floating rate notes due 2019	—	250
Two year floating rate notes due 2019	—	450
1.80% notes due 2019	—	750
0.65% Euro notes due 2020	1,123	1,145
4.25% notes due 2021	800	800
1.85% notes due 2021	1,500	1,500
2.15% notes due 2022	600	—
Floating rate notes due 2022	600	—
1.30% Euro notes due 2023	1,404	1,432
3.35% notes due 2023	300	300
2.30% notes due 2024	750	—
2.50% notes due 2026	1,500	1,500
2.25% Euro notes due 2028	842	859
2.70% notes due 2029	750	—
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including finance leases and debt issuance costs), 6.6% weighted average maturing at various dates through 2025	278	353
	12,486	12,628
Less: current portion	(1,376)	(2,872)
	$11,110	$9,756

The schedule of principal payments on long-term debt is as follows:

December 31, 2019
2020	$1,376
2021	2,375
2022	1,242
2023	1,733
2024	780
Thereafter	4,980
12,486
Less-current portion	(1,376)
$11,110

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

On August 8, 2019, the Company issued $600 million 2.15% Senior Notes due 2022, $600 million Floating Rate Senior Notes due 2022, $750 million 2.30% Senior Notes due 2024 and $750 million 2.70% Senior Notes due 2029 (collectively the "2019 Notes"). The 2019 Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell's existing and future senior unsecured debt and senior to all of Honeywell's subordinated debt. The offering resulted in gross proceeds of $2,700 million, offset by $18 million in discount and closing costs related to the offering.
For the issuances described above, unless otherwise noted, all debt issuance costs are deferred and recognized as a direct deduction to the related debt liability and are amortized to interest expense over the debt term.
On October 30, 2019, the Company paid its 1.40% notes due 2019, Three year floating rate notes due 2019, Two year floating rate notes due 2019 and 1.80% notes due 2019.
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
On April 26, 2019, the Company entered into a $4.0 billion Amended and Restated Five Year Credit Agreement (the “5-Year Credit Agreement”), with a syndicate of banks. The 5-Year Credit Agreement is maintained for general corporate purposes. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 5-Year Credit Agreement amends and restates the previously reported $4.0 billion amended and restated five-year credit agreement dated as of April 27, 2018 (the "Prior Agreement"). The 5-Year Credit Agreement has substantially the same material terms and conditions as the Prior Agreement.
On April 26, 2019, the Company entered into a $1.5 billion 364-Day Credit Agreement with a syndicate of banks. This 364-Day Credit Agreement is maintained for general corporate purposes.
There have been no borrowings under any of the credit agreements previously described.
Note 14. Leases

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
A significant portion of the Company's operating and finance lease portfolio includes corporate offices, research and development facilities, manufacturing sites, information technology (IT) equipment, and automobiles. The majority of our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more. Operating lease ROU assets are presented within Other assets. The current portion of operating lease liabilities are presented within Accrued liabilities, and the non-current portion of operating lease liabilities are presented within Other liabilities on the Consolidated Balance Sheet. Finance lease assets are included in Property, plant and equipment - net, and the finance lease obligations are included in Current maturities of long-term debt, and in Long-term debt on the Consolidated Balance Sheet.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

A portion of the Company's real estate leases is generally subject to annual changes in the Consumer Price Index (CPI). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. In addition, a subset of our automobile leases is considered variable. The variable lease payments for such automobiles leases are based on actual mileage incurred at the stated contractual rate and recognized in the period in which the obligation for those payments was incurred.

Year Ended December 31, 2019
Operating lease cost	$222
Variable lease cost	27
Short-term lease cost	12
Finance lease cost:
Amortization of right-of-use assets	65
Interest on lease liability	30
Total finance lease cost	95
Total lease cost	$356

Supplemental cash flow information related to leases was as follows:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$224
Operating cash flows from finance leases	32
Financing cash flows from finance leases	61
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$179
Finance leases	34

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Operating leases
Other assets	$673
Accrued liabilities	171
Other liabilities	534
Total operating lease liabilities	$705
Finance leases
Property, plant and equipment	$361
Accumulated depreciation	(152)
Property, plant and equipment - net	$209
Current maturities of long-term debt	59
Long-term debt	156
Total finance lease liabilities	$215
Weighted-average remaining lease term
Operating leases	6 years
Finance leases	4 years
Weighted-average discount rate
Operating leases	3.3%
Finance leases	16.2%

As of December 31, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2020	$195	$86
2021	162	73
2022	128	53
2023	97	41
2024	63	37
Thereafter	145	12
Total lease payments	790	302
Less: interest	(85)	(87)
Total	$705	$215

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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 15. Financial Instruments and Fair Value Measures
Credit and Market Risk—Financial instruments, including derivatives, expose the Company to counterparty credit risk for nonperformance and to market risk related to changes in interest and currency exchange rates. Our counterparties in derivative transactions are substantial investment and commercial banks with significant experience using such derivative instruments.
The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of our credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. Our sales are not materially dependent on a single customer or a small group of customers.
Foreign Currency Risk Management—The Company conducts business on a multinational basis in a wide variety of foreign currencies. Our exposure to market risk for changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and transactions arising from international trade. Our primary objective is to preserve the U.S. Dollar value of foreign currency denominated cash flows and earnings. We monitor our collective foreign currency exposure and enter into foreign currency exchange forward and option contracts (foreign currency exchange contracts) with third parties, when necessary, to minimize the impact of changes in foreign currency exchange rates.
The Company has monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in other (income) expense. We may purchase or enter into derivative instruments to hedge our foreign currency exposure. We hedge forecasted sales and purchases, which are denominated in non-functional currencies, with foreign currency exchange contracts. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of these foreign currency exchange contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. As of December 31, 2019 and 2018, we had contracts with notional amounts of $12,746 million and $14,995 million to exchange foreign currencies, principally the U.S. Dollar, Euro, Canadian Dollar, British Pound, Mexican Peso, Chinese Renminbi, Indian Rupee, Malaysian Ringgit, and Swiss Franc. As of December 31, 2019, we estimate that approximately $52 million of net derivative gains related to our cash flow hedges included in Accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.
The Company has also designated foreign currency debt and certain derivative contracts as hedges against portions of its net investment in foreign operations during the year ended December 31, 2019. Gains or losses of the foreign currency debt and derivative contracts designated as a net investment hedge are recorded in the same manner as foreign currency translation adjustments.
Interest Rate Risk Management—Financial instruments, including derivatives, expose the Company to market risk related to changes in interest rates. The Company uses a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At December 31, 2019 and 2018, interest rate swap agreements designated as fair value hedges effectively changed $3,950 million and $2,600 million of fixed rate debt at 2.87% and 2.93% to LIBOR based floating rate debt. Our interest rate swaps mature at various dates through 2029.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Fair Value of Financial Instruments—The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy.

•	Level 1-Inputs are based on quoted prices in active markets for identical assets and liabilities.

•	Level 2-Inputs are based on observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.

•	Level 3-One or more inputs are unobservable and significant.
Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Assets:
Foreign currency exchange contracts	$291	$119
Available for sale investments	1,523	1,784
Interest rate swap agreements	38	20
Cross currency swap agreements	51	32
Liabilities:
Foreign currency exchange contracts	$21	$4
Interest rate swap agreements	13	65

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
The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper (of which $3,513 million and $3,583 million was Euro denominated as of December 31, 2019 and 2018) and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value.
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$129	$127	$333	$329
Liabilities
Long-term debt and related current maturities	$12,486	$13,578	$12,628	$13,133

The following table sets forth the amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

Line in the Consolidated Balance Sheet of Hedged Item	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Long-term debt	$3,975	$2,555	$25	$(45)

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The Company determined the fair value of the long-term receivables by utilizing transactions in the listed markets for identical or similar assets. As such, the fair value of these receivables is considered level 2. The Company determined the fair value of the long-term debt and related current maturities utilizing transactions in the listed markets for identical or similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered level 2.
Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Gains and losses on interest rate swap agreements recognized in earnings were $70 million of income, $37 million of expense and $29 million of expense in the years ended December 31, 2019, 2018 and 2017. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.
The Company economically hedges its exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $106 million of income, $394 million of income, and $207 million of expense in Other (income) expense in the years ended December 31, 2019, 2018 and 2017.
The following tables summarize the location and impact to the Consolidated Statement of Operations related to fair value and cash flow hedging relationships:

	Year Ended December 31, 2019
	Revenue	Cost of Products Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$36,709	$19,269	$5,519	$(1,065)	$357
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	3	44	1	73	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	22	—	35	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged Items	—	—	—	—	(70)
Derivatives designated as hedges	—	—	—	—	70

	Year Ended December 31, 2018
	Revenue	Cost of Products Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$41,802	$23,634	$6,051	$(1,149)	$367
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	(9)	(35)	(2)	47	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	6	—	9	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged Items	—	—	—	—	37
Derivatives designated as hedges	—	—	—	—	(37)

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

Derivatives Net Investment Hedging Relationships	Years Ended December 31,
	2019	2018
Euro-denominated long-term debt	$68	$177
Euro-denominated commercial paper	71	168
Cross currency swap	32	44
Foreign currency exchange contracts	23	—

Note 16. Other Liabilities

	December 31,
	2019	2018
Income taxes	$2,115	$2,236
Pension and other employee related	1,873	1,795
Deferred income	1,310	1,264
Operating lease liabilities	534	—
Environmental	487	580
Insurance	247	236
Asset retirement obligations	61	74
Product warranties and performance guarantees	56	67
Other	83	150
	$6,766	$6,402
Note 17. Capital Stock
Honeywell is authorized to issue up to 2,000,000,000 shares of common stock, with a par value of $1. Common shareowners are entitled to receive such dividends as may be declared by the Board of Directors, are entitled to one vote per share, and are entitled, in the event of liquidation, to share ratably in all the assets of Honeywell which are available for distribution to the common shareowners. Common shareowners do not have preemptive or conversion rights. Shares of common stock issued and outstanding or held in the treasury are not liable to further calls or assessments. There are no restrictions on us relative to dividends or the repurchase or redemption of common stock.
On April 29, 2019, the Board of Directors authorized the repurchase of up to a total of $10.0 billion of Honeywell common stock, which included amounts remaining under, and replaced, the previously approved share repurchase program. Approximately $7.0 billion and $3.7 billion remained available as of December 31, 2019, and December 31, 2018 for additional share repurchases.
Honeywell repurchased approximately 26.5 million shares of its common stock in both 2019 and 2018, for $4,400 million and $4,000 million.
Honeywell is authorized to issue up to 40,000,000 shares of preferred stock, without par value, and can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2019, there was no preferred stock outstanding.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 18. Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) are provided in the tables below. Comprehensive income (loss) attributable to noncontrolling interest consists predominantly of net income.

	Pre-tax	Tax	After-Tax
Year Ended December 31, 2019
Foreign exchange translation adjustment	$143	$—	$143
Pensions and other postretirement benefit adjustments	115	(29)	86
Changes in fair value of designated cash flow hedges	20	(9)	11
	$278	$(38)	$240
Year Ended December 31, 2018
Foreign exchange translation adjustment	$(728)	$—	$(728)
Pensions and other postretirement benefit adjustments	(727)	168	(559)
Changes in fair value of designated cash flow hedges	102	(17)	85
	$(1,353)	$151	$(1,202)
Year Ended December 31, 2017
Foreign exchange translation adjustment	$(37)	$—	$(37)
Pensions and other postretirement benefit adjustments	847	(170)	677
Changes in fair value of designated cash flow hedges	(194)	33	(161)
	$616	$(137)	$479
Components of Accumulated Other Comprehensive Income (Loss)

	December 31,
	2019	2018
Cumulative foreign exchange translation adjustment	$(2,566)	$(2,709)
Pensions and other postretirement benefit adjustments	(675)	(761)
Fair value of designated cash flow hedges	44	33
	$(3,197)	$(3,437)

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2017	$(1,981)	$(202)	$(52)	$(2,235)
Other comprehensive income (loss) before reclassifications	(685)	(569)	89	(1,165)
Amounts reclassified from accumulated other comprehensive income	—	(37)	(4)	(41)
Spin-off	(43)	47	—	4
Net current period other comprehensive income (loss)	(728)	(559)	85	(1,202)
Balance at December 31, 2018	$(2,709)	$(761)	$33	$(3,437)
Other comprehensive income (loss) before reclassifications	156	149	103	408
Amounts reclassified from accumulated other comprehensive income	(13)	(63)	(92)	(168)
Net current period other comprehensive income (loss)	143	86	11	240
Balance at December 31, 2019	$(2,566)	$(675)	$44	$(3,197)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31, 2019 Affected Line in the Consolidated Statement of Operations
	Product Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Admin. Expenses	Other (Income) Expense	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$—	$—	$—	$135	$135
Prior service (credit) recognized	—	—	—	—	(104)	(104)
Settlements and curtailments	—	—	—	—	—	—
Losses (gains) on cash flow hedges	(3)	(35)	(9)	(1)	(73)	(121)
Losses (gains) on net investment hedges	—	—	—	—	(19)	(19)
Total before tax	$(3)	$(35)	$(9)	$(1)	$(61)	$(109)
Tax expense (benefit)						(59)
Total reclassifications for the period, net of tax						$(168)

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

Note 19. Stock-Based Compensation Plans
The 2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (2016 Plan) and 2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. (2016 Directors Plan) were both approved by the shareowners at the Annual Meeting of Shareowners effective on April 25, 2016. Following approval of both plans, we have not and will not grant any new awards under any previously existing stock-based compensation plans. At December 31, 2019, there were 37,364,854, and 866,273 shares of Honeywell common stock available for future grants under terms of the 2016 Plan and 2016 Directors Plan, respectively.
Stock Options—The exercise price, term and other conditions applicable to each option granted under the Company's stock plans are generally determined by the Management Development and Compensation Committee of the Board. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date. The fair value is recognized as an expense over the employee’s requisite service period (generally the vesting period of the award). Options generally vest over a four-year period and expire after ten years.
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
The following table summarizes the impact to the Consolidated Statement of Operations from stock options:

	Years Ended December 31,
	2019	2018	2017
Compensation expense	$47	$64	$79
Future income tax benefit recognized	10	13	17

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost.

	Years Ended December 31,
	2019	2018	2017
Weighted average fair value per share of options granted during the year(1)	$21.57	$23.63	$16.68
Assumptions:
Expected annual dividend yield	2.65%	2.49%	2.81%
Expected volatility	18.40%	18.93%	18.96%
Risk-free rate of return	2.46%	2.71%	2.02%
Expected option term (years)	4.87	4.95	5.04

(1)	Estimated on date of grant using Black-Scholes option-pricing model.
The following table summarizes information about stock option activity for the three years ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	28,667,300	$79.57
Granted	5,098,569	125.16
Exercised	(8,840,019)	62.34
Lapsed or canceled	(1,516,557)	109.04
Outstanding at December 31, 2017	23,409,293	94.16
Spin related adjustment(1)	989,158
Granted	3,303,722	148.48
Exercised	(3,399,375)	78.29
Lapsed or canceled	(1,824,217)	123.01
Outstanding at December 31, 2018	22,478,581	97.83
Granted	3,136,058	155.43
Exercised	(5,897,060)	84.31
Lapsed or canceled	(986,017)	136.15
Outstanding at December 31, 2019	18,731,562	$109.87
Vested and expected to vest at December 31, 2019(2)	17,636,444	$107.39
Exercisable at December 31, 2019	11,620,992	$92.19

(1)	Additional options granted to offset the dilutive impact of the spin-offs on outstanding options.

(2)
Represents the sum of vested options of 11.6 million and expected to vest options of 6.0 million. Expected to vest options are derived by applying the pre-vesting forfeiture rate assumption to total outstanding unvested options of 7.1 million.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2019:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted Average Life(1)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$27.00–$64.99	1,621,042	1.87	$55.38	$197	1,621,042	$55.38	$197
$65.00–$89.99	3,388,800	3.74	79.79	329	3,388,800	79.79	329
$90.00–$99.99	5,266,409	5.70	98.80	412	4,461,659	98.81	349
$100.00–$134.99	3,344,472	7.11	119.07	194	1,636,518	118.65	95
$135.00–$180.99	5,110,839	8.76	152.49	125	512,973	148.52	15
	18,731,562	6.10	$109.87	$1,257	11,620,992	$92.19	$985

(1)	Average remaining contractual life in years.
There were 14,073,120 and 12,288,854 options exercisable at weighted average exercise prices of $83.42 and $78.35 at December 31, 2018 and 2017.
The following table summarizes the financial statement impact from stock options exercised:

Options Exercised	Years Ended December 31,
	2019	2018	2017
Intrinsic value(1)	$483	$238	$620
Tax benefit realized	117	47	221

(1)	Represents the amount by which the stock price exceeded the exercise price of the options on the date of exercise.
At December 31, 2019 there was $88 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.47 years. The total fair value of options vested during 2019, 2018 and 2017 was $61 million, $73 million and $87 million.
Restricted Stock Units—Restricted stock unit (RSU) awards entitle the holder to receive one share of common stock for each unit when the units vest. RSUs are issued to certain key employees and directors as compensation at fair market value at the date of grant. RSUs typically become fully vested over periods ranging from three to six years and are payable in Honeywell common stock upon vesting.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes information about RSU activity for the three years ended December 31, 2019:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2016	4,467,343	$94.17
Granted	1,274,791	129.71
Vested	(1,289,892)	81.37
Forfeited	(505,415)	103.06
Non-vested at December 31, 2017	3,946,827	108.60
Spin related adjustment(1)	154,346
Granted	1,360,338	153.46
Vested	(988,787)	91.68
Forfeited	(814,851)	117.40
Non-vested at December 31, 2018	3,657,873	125.35
Granted	1,200,202	162.43
Vested	(1,160,333)	104.32
Forfeited	(457,677)	134.50
Non-vested at December 31, 2019	3,240,065	$143.07

(1)	Additional RSU grants to offset the dilutive impact of the spin-offs on non-vested RSUs.
As of December 31, 2019, there was approximately $217 million of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 2.86 years.
The following table summarizes the impact to the Consolidated Statement of Operations from RSUs:

	Years Ended December 31,
	2019	2018	2017
Compensation expense	$106	$111	$97
Future income tax benefit recognized	21	21	19

Note 20. Commitments and Contingencies

Environmental Matters
The Company is subject to various federal, state, local and foreign government requirements relating to the protection of the environment. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury and that our handling, manufacture, use and disposal of hazardous substances are in accordance with environmental and safety laws and regulations. However, mainly because of past operations and operations of predecessor companies, we, like other companies engaged in similar businesses, have incurred remedial response and voluntary cleanup costs for site contamination and are a party to lawsuits and claims associated with environmental and safety matters, including past production of products containing hazardous substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future.
With respect to environmental matters involving site contamination, the Company continually conducts studies, individually or jointly with other potentially responsible parties, to determine the feasibility of various remedial techniques. It is our policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on our best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

parties, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. We expect to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including the timing of remedial investigations and feasibility studies, the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.
The following table summarizes information concerning the Company's recorded liabilities for environmental costs:

	Years Ended December 31,
	2019	2018	2017
Beginning of year	$755	$595	$511
Accruals for environmental matters deemed probable and reasonably estimable	213	395	287
Environmental liability payments	(256)	(218)	(212)
Other	(3)	(17)	9
End of year	$709	$755	$595

Environmental liabilities are included in the following balance sheet accounts:

	December 31,
	2019	2018
Accrued liabilities	$222	$175
Other liabilities	487	580
	$709	$755

The Company does not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined although they could be material to our consolidated results of operations and operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, we do not expect that environmental matters will have a material adverse effect on our consolidated financial position.
In conjunction with the Resideo spin-off, the Company entered into an indemnification and reimbursement agreement with a Resideo subsidiary, pursuant to which Resideo’s subsidiary has an ongoing obligation to make cash payments to Honeywell in amounts equal to 90 percent of Honeywell’s annual net spending for environmental matters at certain sites as defined in the agreement. The amount payable to Honeywell in any given year is subject to a cap of $140 million, and the obligation will continue until the earlier of December 31, 2043, or December 31 of the third consecutive year during which the annual payment obligation has been less than $25 million. Reimbursements associated with this agreement were $140 million and $25 million in 2019 and 2018, respectively and offset operating cash outflows incurred by the Company. As the Company records the accruals for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90 percent of that accrual is also recorded. This receivable amount recorded in 2019 and 2018, subsequent to the spin-off, was $109 million and $50 million. As of December 31, 2019, Other Current Assets and Other Assets includes $140 million and $445 million representing the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement. As of December 31, 2018, Other Current Assets and Other Assets includes $140 million and $476 million representing the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.

Asbestos Matters
Honeywell is named in asbestos related personal injury claims related to North American Refractories Company (“NARCO”), which was sold in 1986, and Bendix Friction Materials (“Bendix”) business, which was sold in 2014.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following tables summarize information concerning NARCO and Bendix asbestos related balances:
Asbestos Related Liabilities

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$1,623	$891	$2,514	$1,703	$907	$2,610	$1,789	$919	$2,708
Accrual for update to estimated liability	78	22	100	197	32	229	199	31	230
Change in estimated cost of future claims	(22)	—	(22)	(72)	—	(72)	(65)	—	(65)
Update of expected resolution values for pending claims	(4)	—	(4)	1	—	1	3	—	3
Asbestos related liability payments	(176)	(55)	(231)	(206)	(48)	(254)	(223)	(43)	(266)
End of year	$1,499	$858	$2,357	$1,623	$891	$2,514	$1,703	$907	$2,610

Insurance Recoveries for Asbestos Related Liabilities

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$170	$307	$477	$191	$312	$503	$201	$319	$520
Probable insurance recoveries related to estimated liability	3	—	3	11	—	11	10	—	10
Insurance receipts for asbestos related liabilities	(39)	(29)	(68)	(33)	(5)	(38)	(20)	(7)	(27)
Insurance receivables settlements and write offs	19	3	22	1	—	1	—	—	—
Other	—	—	—	—	—	—	—	—	—
End of year	$153	$281	$434	$170	$307	$477	$191	$312	$503

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	December 31,
	2019	2018
Other current assets	$42	$40
Insurance recoveries for asbestos related liabilities	392	437
	$434	$477
Accrued liabilities	$361	$245
Asbestos related liabilities	1,996	2,269
	$2,357	$2,514

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
In 2002, when the Company first established its initial liability, NARCO asbestos claims resolution shifted from the tort system to an anticipated NARCO Trust framework, where claims would be processed in accordance with established NARCO Trust Distribution Procedures, including strict medical and exposure criteria for a plaintiff to receive compensation. We believed at the time that the NARCO Trust’s claims filing and resolution experience after the NARCO Trust became operational would be significantly different from pre-bankruptcy tort system experience in light of these more rigorous claims processing requirements in the NARCO Trust Distribution Procedures and Honeywell’s active oversight of claims processing and approval. Given these anticipated differences, we believed that a 15-year time period was the appropriate horizon for establishing a probable and reasonably estimable liability for then unasserted NARCO claims as it represented our best estimate of the time period it would take for the NARCO Trust to be approved by the Bankruptcy Court, become fully operational and generate sufficiently reliable claims data (i.e., a data set which is statistically representative) to enable us to update our NARCO Trust Liability.
The NARCO Trust Distribution Procedures were finalized in 2006, and the Company updated its NARCO Trust Liability to reflect the final terms and payment values. The original 15-year period (from 2004 through 2018) for unasserted claims did not change as asbestos claims filings continued to be stayed against both Honeywell and NARCO. The 2006 update resulted in a range of the estimated liability for unasserted claims of $743 million to $961 million, and we believed that no amount within this range was a better estimate than any other amount. In accordance with ASC 450–Contingencies (“ASC 450”), we recorded the low end of the range of $743 million (the “2006 NARCO Trust Liability Estimate”) which resulted in a reduction of $207 million in our NARCO Trust Liability.
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
Although the Company knows the number of claims filed with the NARCO Trust each year, it is not able to determine at this time the portion of the NARCO Trust Liability which represents asserted versus unasserted claims due to the lack of sufficiently reliable claims data because of the claims processing issues described previously.
Honeywell continues to maintain the 2006 NARCO Trust Liability (the $743 million accrual less payments made to the NARCO Trust for Annual Contribution Claims), as there has not been sufficiently reliable claims data history to enable the Company to update that liability.
As of December 31, 2019, all cash dividends paid to the NARCO Trust by HWI has been used to pay Annual Contribution Claims. In the fourth quarter of 2019, Honeywell funded $29 million to the NARCO Trust for the payment of Annual Contribution Claims.
As of December 31, 2019, the Company's total NARCO asbestos liability of $858 million reflects Pre-bankruptcy NARCO liability of $144 million and NARCO Trust Liability of $714 million (the $743 million accrual for NARCO Trust Liability was reduced by the $29 million payment to the NARCO Trust in the fourth quarter of 2019 for Annual Contribution Claims). Through December 31, 2019, Pre-bankruptcy NARCO Liability has been reduced by approximately $2 billion since first established in 2002, largely related to settlement payments. The remaining Pre-bankruptcy NARCO liability principally represents estimated amounts owed pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the NARCO Trust subject to qualification under the terms of the settlement agreements and Trust Distribution Procedures. The other NARCO bankruptcy obligations were paid in 2013 and no further liability is recorded.
Honeywell continues to evaluate the appropriateness of the 2006 NARCO Trust Liability Estimate. Despite becoming effective in 2013, the NARCO Trust has experienced delays in becoming fully operational. Violations of the Trust Distribution Procedures and the resulting disputes and challenges, a standstill pending dispute resolution, and limited claims payments, have all contributed to the lack of sufficient normalized data based on actual claims processing experience in the Trust since it became operational. As a result, we have not been able to further update the NARCO Trust Liability aside from deducting payments to the NARCO Trust for Annual Contribution Claims. The 2006 million NARCO Trust Liability Estimate continues to be appropriate because of the unresolved pending claims in the Trust, some portion of which will result in payouts in the future, and because new claims continue to be filed with the NARCO Trust. When sufficiently reliable claims data exists, we will update our estimate of the NARCO Trust Liability and it is possible that a material change may need to be recognized.
The Company's insurance receivable of $281 million as of December 31, 2019, corresponding to the estimated liability for asserted and unasserted NARCO asbestos claims, reflects coverage which reimburses Honeywell for portions of NARCO-related indemnity and defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. We conduct analyses to estimate the probable amount of insurance that is recoverable for asbestos claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding insurers.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Bendix Products—Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix related asbestos claims activity:

Claims Activity	Years Ended December 31,
	2019	2018
Claims Unresolved at the beginning of year	6,209	6,280
Claims Filed	2,659	2,430
Claims Resolved	(2,388)	(2,501)
Claims Unresolved at the end of year	6,480	6,209

Disease Distribution of Unresolved Claims	December 31,
	2019	2018
Mesothelioma and Other Cancer Claims	3,399	2,949
Nonmalignant Claims	3,081	3,260
Total Claims	6,480	6,209

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in whole dollars)
Malignant claims	$50,200	$55,300	$56,000	$44,000	$44,000
Nonmalignant claims	$3,900	$4,700	$2,800	$4,485	$100

It is not possible to predict whether resolution values for Bendix-related asbestos claims will increase, decrease or stabilize in the future.
The Company's consolidated financial statements reflect an estimated liability for resolution of asserted (claims filed as of the financial statement date) and unasserted Bendix-related asbestos claims and excludes the Company’s legal fees to defend such asbestos claims which will continue to be expensed by the Company as they are incurred. We have valued Bendix asserted and unasserted claims using average resolution values for the previous five years. We update the resolution values used to estimate the cost of Bendix asserted and unasserted claims during the fourth quarter each year.
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
In conjunction with the Garrett spin-off, the Company entered into an indemnification and reimbursement agreement with a Garrett subsidiary, pursuant to which Garrett’s subsidiary will have an obligation to make cash payments to Honeywell in amounts equal to (i) 90% of Honeywell’s asbestos-related liability payments primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments, in each case related to legacy elements of the Garrett business, including the legal costs of defending and resolving such liabilities, less (ii) 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The amount payable to Honeywell

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

in respect of such liabilities arising in any given year will be subject to a cap of approximately Euro 150 million (equivalent to $175 million at the time the indemnification and reimbursement agreement was entered into). The obligation will continue until the earlier of December 31, 2048, or December 31 of the third consecutive year during which the annual obligation has been less than the Euro equivalent, at the fixed exchange rate at time of the indemnification and reimbursement agreement was entered into, of $25 million. Reimbursements associated with this agreement were $152 million and $42 million in 2019 and 2018, respectively, and offset operating cash outflows incurred by the Company. As the Company records the accruals for matters covered by the agreement, a corresponding receivable from Garrett is recorded for 90 percent of that accrual as determined by the terms of the agreement. This receivable amount recorded in 2019 was $16 million. In 2018, subsequent to the spin-off, the Company recorded a reversal to the receivable for $17 million in the fourth quarter of 2018. As of December 31, 2019, Other Current Assets and Other Assets includes $115 million and $947 million representing the short-term and long-term portion of the receivable amount due from Garrett under the indemnification and reimbursement agreement. As of December 31, 2018, Other Current Assets and Other Assets includes $171 million and $1,058 million representing the short-term and long-term portion of the receivable amount due from Garrett under the indemnification and reimbursement agreement.
On December 2, 2019, Garrett Motion Inc. and Garrett ASASCO Inc. filed a Summons with Notice and commenced a lawsuit in the Commercial Division of the Supreme Court of the State of New York, County of New York seeking to invalidate the indemnification and reimbursement agreement between Garrett and Honeywell. Garrett seeks damages and a declaratory judgment based on various claims set forth in the Summons with Notice. On January 15, 2020, Garrett filed its complaint in the action, which asserted the same claims. We strongly believe that Garrett's allegations have no merit, nor are they material to Honeywell. We believe we have fully complied with our obligations under the Agreement and that the Agreement is enforceable.
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
On October 31, 2018, David Kanefsky, a Honeywell shareholder, filed a putative class action complaint in the U.S. District Court for the District of New Jersey alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 related to the prior accounting for Bendix asbestos claims. On May 15, 2019, Wayne County Employees’ Retirement System, another Honeywell shareholder, filed a putative class action asserting the same claims relating to substantially the same alleged conduct in the same jurisdiction. On December 16, 2019, the court denied Wayne County Employees' Retirement System's motion to be appointed as substitute lead plaintiff in the Kanefsky action. On December 30, 2019, the lead plaintiff filed an amended complaint in the Kanefsky action. We believe the claims related to the prior accounting for Bendix asbestos claims have no merit.
Other Matters
The Company is subject to a number of other lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property, and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Included in these other matters are the following:
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
In the March 2018 opinion, the District Court also held that Honeywell is obligated under the MCBAs to pay the “full premium” for retiree healthcare rather than the capped amount. Based on this ruling, Honeywell would be required to pay monetary damages to retirees for any past years in which Honeywell paid less than the “full premium” of their healthcare coverage. Such damages would be limited, depending on the retiree group, to a two to three-year period ending when the 2017 MCBA expired, and Honeywell would have no ongoing obligation to continue funding healthcare coverage for subsequent periods. Honeywell has appealed the District Court’s ruling on this “full premium” damages issue, and believes that the Sixth Circuit Court of Appeals will reverse the District Court on that issue. In the event the Sixth Circuit were to sustain the District Court’s ruling on this issue, Honeywell would be liable for damages of at least $12 million.
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
In re Resideo Technologies, Inc. Securities Litigation—On January 7, 2020, The Gabelli Asset Fund and certain related parties filed a putative class action complaint against Resideo and Honeywell in the U.S. District Court for the District of Minnesota alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 related to Resideo's spinoff from Honeywell in October 2018.  On January 27, 2020, this putative class action was consolidated with certain previously-filed actions asserting claims relating to substantially the same matters into a single class action under the title In re Resideo Technologies, Inc. Securities Litigation.  We believe the allegations against Honeywell regarding the Resideo spinoff have no merit.
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Warranties and Guarantees
In the normal course of business, the Company issues product warranties and product performance guarantees. We accrue for the estimated cost of product warranties and performance guarantees based on contract terms and historical experience at the time of sale. Adjustments to initial obligations for warranties and guarantees are made as changes to the obligations become reasonably estimable. The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees.

	Years Ended December 31,
	2019	2018	2017
Beginning of year	$310	$408	$487
Accruals for warranties/guarantees issued during the year	173	208	215
Adjustment of pre-existing warranties/guarantees	(34)	(78)	(27)
Settlement of warranty/guarantee claims	(180)	(228)	(267)
End of year	$269	$310	$408
Product warranties and product performance guarantees are included in the following balance sheet accounts:

	December 31,
	2019	2018
Accrued liabilities	$213	$243
Other liabilities	56	67
	$269	$310

Note 21. Pension and Other Postretirement Benefits
The Company sponsors a number of both funded and unfunded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of our U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit plans. All non-union hourly and salaried employees joining Honeywell for the first time after December 31, 2012, are not eligible to participate in Honeywell’s U.S. defined benefit pension plans. We also sponsor defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in certain jurisdictions, principally the UK, Netherlands, Germany, and Canada. Other pension plans outside of the U.S. are not material to the Company either individually or in the aggregate.
The Company also sponsors postretirement benefit plans that provide health care benefits and life insurance coverage mainly to U.S. eligible retirees. None of Honeywell’s U.S. employees are eligible for a retiree medical subsidy from the Company. In addition, the vast majority of Honeywell’s U.S. retirees either have no Company subsidy or have a fixed-dollar subsidy amount. This significantly limits our exposure to the impact of future health care cost increases. The retiree medical and life insurance plans are not funded. Claims and expenses are paid from our operating cash flow.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with the Company's significant pension and other postretirement benefit plans.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$16,141	$18,151	$6,182	$7,019
Service cost	82	140	22	26
Interest cost	613	573	142	143
Plan amendments	—	—	—	30
Actuarial (gains) losses	2,064	(1,111)	708	(356)
Benefits paid	(1,111)	(1,137)	(269)	(264)
Settlements and curtailments	(507)	—	—	(9)
Foreign currency translation	—	—	107	(342)
Other	1	(475)	5	(65)
Benefit obligation at end of year	17,283	16,141	6,897	6,182
Change in plan assets:
Fair value of plan assets at beginning of year	17,109	18,985	6,481	7,151
Actual return on plan assets	3,458	(303)	863	(173)
Company contributions	45	34	62	137
Benefits paid	(1,111)	(1,137)	(269)	(264)
Settlements and curtailments	(507)	—	—	—
Foreign currency translation	—	—	165	(378)
Other	1	(470)	5	8
Fair value of plan assets at end of year	18,995	17,109	7,307	6,481
Funded status of plans	$1,712	$968	$410	$299
Amounts recognized in Consolidated Balance Sheet consist of:
Prepaid pension benefit cost(1)	$2,069	$1,295	$1,196	$1,094
Accrued pension liabilities—current(2)	(32)	(27)	(13)	(12)
Accrued pension liabilities—noncurrent(3)	(325)	(300)	(773)	(783)
Net amount recognized	$1,712	$968	$410	$299

(1)	Included in Other assets on Consolidated Balance Sheet

(2)	Included in Accrued liabilities on Consolidated Balance Sheet

(3)	Included in Other liabilities on Consolidated Balance Sheet

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Other Postretirement Benefits
	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$364	$530
Service cost	—	—
Interest cost	14	15
Plan amendments	(2)	(34)
Actuarial (gains) losses	(16)	(110)
Benefits paid	(35)	(37)
Benefit obligation at end of year	325	364
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Company contributions	—	—
Benefits paid	—	—
Fair value of plan assets at end of year	—	—
Funded status of plans	$(325)	$(364)
Amounts recognized in Consolidated Balance Sheet consist of:
Accrued liabilities	$(40)	$(62)
Postretirement benefit obligations other than pensions(1)	(285)	(302)
Net amount recognized	$(325)	$(364)

(1)	Excludes non-U.S. plans of $41 million and $42 million in 2019 and 2018.
Amounts recognized in Accumulated other comprehensive (income) loss associated with the Company's significant pension and other postretirement benefit plans at December 31, 2019 and 2018 are as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Prior service (credit) cost	$(176)	$(218)	$21	$20
Net actuarial loss	544	860	701	600
Net amount recognized	$368	$642	$722	$620

	Other Postretirement Benefits
	2019	2018
Prior service (credit)	$(166)	$(226)
Net actuarial (gain) loss	(20)	(4)
Net amount recognized	$(186)	$(230)

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The components of net periodic benefit (income) cost and other amounts recognized in Other comprehensive (income) loss for the Company's significant pension and other postretirement benefit plans include the following components:

Net Periodic Benefit Cost	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2019	2018	2017	2019	2018	2017
Service cost	$82	$140	$172	$22	$26	$40
Interest cost	613	573	586	142	143	147
Expected return on plan assets	(1,117)	(1,426)	(1,262)	(331)	(443)	(411)
Amortization of prior service (credit) cost	(42)	(43)	(43)	—	(1)	(1)
Recognition of actuarial losses	35	—	41	88	37	46
Settlements and curtailments	4	—	18	—	(3)	—
Net periodic benefit (income) cost	$(425)	$(756)	$(488)	$(79)	$(241)	$(179)

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss	U.S. Plans			Non-U.S. Plans
	2019	2018	2017	2019	2018	2017
Actuarial (gains) losses	$(277)	$619	$(792)	$176	$250	$(153)
Prior service cost (credit)	—	—	—	—	30	(1)
Prior service credit recognized during year	42	43	43	—	4	1
Actuarial losses recognized during year	(39)	—	(59)	(88)	(37)	(46)
Foreign currency translation	—	—	—	14	(34)	43
Total recognized in other comprehensive (income) loss	$(274)	$662	$(808)	$102	$213	$(156)
Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$(699)	$(94)	$(1,296)	$23	$(28)	$(335)

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The estimated prior service (credit) for pension benefits that will be amortized from Accumulated other comprehensive (income) loss into net periodic benefit (income) cost in 2020 are expected to be $(42) million and $0 million for U.S. and non-U.S. pension plans.

Net Periodic Benefit Cost	Other Postretirement Benefits
	Years Ended December 31,
	2019	2018	2017
Service cost	$—	$—	$—
Interest cost	14	15	19
Amortization of prior service (credit)	(62)	(52)	(58)
Recognition of actuarial losses	—	3	13
Net periodic benefit (income) cost	$(48)	$(34)	$(26)

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss	Years Ended December 31,
	2019	2018	2017
Actuarial (gains) losses	$(16)	$(110)	$(14)
Prior service cost (credit)	(2)	(34)	91
Prior service credit recognized during year	62	52	58
Actuarial losses recognized during year	—	(3)	(13)
Total recognized in other comprehensive (income) loss	$44	$(95)	$122
Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$(4)	$(129)	$96

The estimated net (gain) and prior service (credit) for other postretirement benefits that will be amortized from Accumulated other comprehensive (income) loss into net periodic benefit (income) cost in 2020 are expected to be $0 and $(63) million.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Major actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for our significant benefit plans are presented in the following table as weighted averages.

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2019	2018	2017	2019	2018	2017
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	3.22%	4.35%	3.68%	1.81%	2.63%	2.36%
Expected annual rate of compensation increase	3.25%	3.25%	4.50%	2.47%	2.46%	0.73%
Actuarial assumptions used to determine net periodic benefit (income) cost for years ended December 31:
Discount rate—benefit obligation	4.35%	3.68%	4.20%	2.63%	2.36%	2.51%
Discount rate—service cost	4.47%	3.77%	4.42%	2.26%	2.20%	2.14%
Discount rate—interest cost	3.94%	3.27%	3.49%	2.34%	2.08%	2.19%
Expected rate of return on plan assets	6.75%	7.75%	7.75%	5.14%	6.23%	6.43%
Expected annual rate of compensation increase	3.25%	4.50%	4.50%	2.46%	2.49%	2.17%

	Other Postretirement Benefits
	2019	2018	2017
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	3.03%	4.07%	3.39%
Actuarial assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate(1)	4.07%	3.39%	3.60%

(1)	Discount rate was 3.65% for 1/1/2017 through 2/28/2017. Rate was changed to 3.60% for the remainder of 2017 due to a Plan remeasurement as of 3/1/2017.
The discount rate for the Company's U.S. pension and other postretirement benefits plans reflects the current rate at which the associated liabilities could be settled at the measurement date of December 31. To determine discount rates for our U.S. pension and other postretirement benefit plans, we use a modeling process that involves matching the expected cash outflows of our benefit plans to a yield curve constructed from a portfolio of high quality, fixed-income debt instruments. We use the single weighted-average yield of this hypothetical portfolio as a discount rate benchmark. We utilize a full yield curve approach in the estimation of the service and interest cost components of net periodic pension benefit (income) for our significant pension plans. This approach applies the specific spot rates along the yield curve used in the determination of the pension benefit obligation to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. For our U.S. pension plans, the single weighted average spot rates used to determine service and interest costs for 2020 are 3.33% and 2.76%. The discount rate used to determine the other postretirement benefit obligation is lower principally due to a shorter expected duration of other postretirement plan obligations as compared to pension plan obligations.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The Company plans to use an expected rate of return on U.S. plan assets of 6.15% for 2020 down from 6.75% for 2019 reflecting a decline in interest rates and additional re-balancing of assets to more fixed income. Our asset return assumption is based on historical plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations with a focus on long-term trends rather than short-term market conditions. We review the expected rate of return on an annual basis and revise it as appropriate.
For non-U.S. benefit plans actuarial assumptions reflect economic and market factors relevant to each country.
Pension Benefits
The following amounts relate to the Company's significant pension plans with accumulated benefit obligations exceeding the fair value of plan assets:

	December 31,
	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Projected benefit obligation	$357	$327	$1,018	$1,668
Accumulated benefit obligation	$347	$321	$973	$1,604
Fair value of plan assets	$—	$—	$233	$873

The accumulated benefit obligation for the Company's U.S. defined benefit pension plans was $17.2 billion and $16.1 billion and for our Non-U.S. defined benefit pension plans was $6.8 billion and $6.1 billion at December 31, 2019 and 2018.
The Company's asset investment strategy for our U.S. pension plans focuses on maintaining a diversified portfolio using various asset classes in order to achieve our long-term investment objectives on a risk adjusted basis. During 2019, we continued to employ a de-risking strategy which increases the matching characteristics of our assets relative to our obligation. Our long-term target allocations are as follows: 55%-70% fixed income securities and cash, 25%-40% equity securities, 5%-10% real estate investments, and 10%-20% other types of investments. Equity securities include publicly-traded stock of companies located both inside and outside the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, and U.S. Treasuries. Real estate investments include direct investments in commercial properties and investments in real estate funds. Other types of investments include investments in private equity and hedge funds that follow several different strategies. We review our assets on a regular basis to ensure that we are within the targeted asset allocation ranges and, if necessary, asset balances are adjusted back within target allocations.
The Company's non-U.S. pension assets are typically managed by decentralized fiduciary committees with the Honeywell Corporate Investments group providing funding and investment guidance. Our non-U.S. investment policies are different for each country as local regulations, funding requirements, and financial and tax considerations are part of the funding and investment allocation process in each country.
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The fair values of both the Company's U.S. and non-U.S. pension plans assets by asset category are as follows:

	U.S. Plans
	December 31, 2019
	Total	Level 1	Level 2	Level 3
Equities:
Honeywell common stock	$2,857	$2,857	$—	$—
U.S. equities	1,227	1,227	—	—
Non-U.S. equities	—	—	—	—
Real estate investment trusts	—	—	—	—
Fixed income:
Short term investments	1,395	1,395	—	—
Government securities	1,146	—	1,146	—
Corporate bonds	8,603	—	8,603	—
Mortgage/Asset-backed securities	1,023	—	1,023	—
Insurance contracts	8	—	8	—
Direct investments:
Direct private investments	950	—	—	950
Real estate properties	619	—	—	619
Total	$17,828	$5,479	$10,780	$1,569
Investments measured at NAV:
Private funds	1,019
Real estate funds	42
Hedge funds	—
Commingled Funds	106
Total assets at fair value	$18,995

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	U.S. Plans
	December 31, 2018
	Total	Level 1	Level 2	Level 3
Equities:
Honeywell common stock	$2,438	$2,438	$—	$—
U.S. equities	1,365	1,365	—	—
Non-U.S. equities	753	753	—	—
Real estate investment trusts	244	244	—	—
Fixed income:
Short term investments	877	877	—	—
Government securities	993	—	993	—
Corporate bonds	6,824	—	6,824	—
Mortgage/Asset-backed securities	1,032	—	1,032	—
Insurance contracts	8	—	8	—
Direct investments:
Direct private investments	829	—	—	829
Real estate properties	657	—	—	657
Total	$16,020	$5,677	$8,857	$1,486
Investments measured at NAV:
Private funds	931
Real estate funds	56
Hedge funds	1
Commingled funds	101
Total assets at fair value	$17,109

	Non-U.S. Plans
	December 31, 2019
	Total	Level 1	Level 2	Level 3
Equities:
U.S. equities	$149	$—	$149	$—
Non-U.S. equities	1,384	54	1,330	—
Fixed income:
Short-term investments	522	522	—	—
Government securities	3,006	—	3,006	—
Corporate bonds	1,746	—	1,746	—
Mortgage/Asset-backed securities	84	—	84	—
Insurance contracts	120	—	120	—
Investments in private funds:
Private funds	69	—	35	34
Real estate funds	150	—	—	150
Total	$7,230	$576	$6,470	$184
Investments measured at NAV:
Private funds	21
Real estate funds	56
Total assets at fair value	$7,307

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Non-U.S. Plans
	December 31, 2018
	Total	Level 1	Level 2	Level 3
Equities:
U.S. equities	$429	$297	$132	$—
Non-U.S. equities	1,356	44	1,312	—
Fixed income:
Short-term investments	189	189	—	—
Government securities	2,572	—	2,572	—
Corporate bonds	1,468	—	1,468	—
Mortgage/Asset-backed securities	60	—	60	—
Insurance contracts	137	—	137	—
Investments in private funds:
Private funds	46	—	12	34
Real estate funds	144	—	—	144
Total	$6,401	$530	$5,693	$178
Investments measured at NAV:
Private funds	26
Real estate funds	54
Total assets at fair value	$6,481

The following table summarizes changes in the fair value of Level 3 assets for both U.S. and Non-U.S. plans:

	U.S. Plans		Non-U.S. Plans
	Direct Private Investments	Real Estate Properties	Private Funds	Real Estate Funds
Balance at December 31, 2017	$752	$597	$31	$149
Actual return on plan assets:
Relating to assets still held at year-end	36	33	1	(4)
Relating to assets sold during the year	65	2	—	—
Purchases	95	47	2	—
Sales and settlements	(119)	(22)	—	(1)
Balance at December 31, 2018	$829	$657	$34	$144
Actual return on plan assets:
Relating to assets still held at year-end	15	40	—	7
Relating to assets sold during the year	89	(23)	—	1
Purchases	216	48	—	—
Sales and settlements	(199)	(103)	—	(2)
Balance at December 31, 2019	$950	$619	$34	$150

The Company enters into futures contracts to gain exposure to certain markets. Sufficient cash or cash equivalents are held by our pension plans to cover the notional value of the futures contracts. At December 31, 2019 and 2018, our U.S. plans had contracts with notional amounts of $4,463 million and $2,808 million. At December 31, 2019 and 2018, our non-U.S. plans had contracts with notional amounts of $479 million and $111 million. In both our U.S. and non-U.S. pension plans, the notional derivative exposure is related to outstanding equity and fixed income futures contracts.
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
The Company's funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2019, 2018, and 2017, we were not required to make contributions to our U.S. pension plans and no contributions were made. We are not required to make any contributions to our U.S. pension plans in 2020. In 2019, contributions of $43 million were made to our non-U.S. pension plans to satisfy regulatory funding requirements. In 2020, we expect to make contributions of cash and/or marketable securities of approximately $112 million to our non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both our U.S. and non-U.S. pension plans do not reflect benefits paid directly from Company assets.
Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2020	$1,159	$282
2021	1,151	288
2022	1,145	296
2023	1,138	303
2024	1,128	311
2025-2029	5,353	1,690

Other Postretirement Benefits

	December 31,
	2019	2018
Assumed health care cost trend rate:
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2029	2029

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1 percentage point
	Increase	Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	$14	$(12)

Benefit payments reflecting expected future service, as appropriate, are expected to be paid as follows:

	Without Impact of Medicare Subsidy	Net of Medicare Subsidy
2020	$46	$41
2021	42	38
2022	39	35
2023	36	32
2024	22	20
2025-2029	95	84

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 22. Segment Financial Data
Honeywell globally manages its business operations through four reportable operating segments. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance.
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

	Years Ended December 31,
	2019	2018	2017
Net Sales
Aerospace
Product	$8,766	$10,415	$10,067
Service	5,288	5,078	4,712
Total	14,054	15,493	14,779
Honeywell Building Technologies
Product	4,395	7,868	8,396
Service	1,322	1,430	1,381
Total	5,717	9,298	9,777
Performance Materials and Technologies
Product	8,732	8,589	8,521
Service	2,102	2,085	1,818
Total	10,834	10,674	10,339
Safety and Productivity Solutions
Product	5,736	5,976	5,333
Service	368	361	306
Total	6,104	6,337	5,639
	$36,709	$41,802	$40,534
Depreciation and amortization
Aerospace	$234	$281	$279
Honeywell Building Technologies	63	112	118
Performance Materials and Technologies	493	452	441
Safety and Productivity Solutions	222	216	219
Corporate	76	55	58
	$1,088	$1,116	$1,115
Segment Profit
Aerospace	$3,607	$3,503	$3,288
Honeywell Building Technologies	1,165	1,608	1,650
Performance Materials and Technologies	2,433	2,328	2,206
Safety and Productivity Solutions	790	1,032	852
Corporate	(256)	(281)	(306)
	$7,739	$8,190	$7,690

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	December 31,
	2019	2018	2017
Capital expenditures
Aerospace	$272	$308	$380
Honeywell Building Technologies	43	125	88
Performance Materials and Technologies	314	254	303
Safety and Productivity Solutions	82	78	79
Corporate	128	63	181
	$839	$828	$1,031
Total Assets
Aerospace	$11,378	$11,234	$11,769
Honeywell Building Technologies	5,968	6,010	10,592
Performance Materials and Technologies	16,888	17,827	17,203
Safety and Productivity Solutions	9,888	9,886	9,456
Corporate	14,557	12,816	10,450
	$58,679	$57,773	$59,470

A reconciliation of segment profit to consolidated income from continuing operations before taxes are as follows:

	Years Ended December 31,
	2019	2018	2017
Segment Profit	$7,739	$8,190	$7,690
Interest and other financial charges	(357)	(367)	(316)
Stock compensation expense(1)	(153)	(175)	(176)
Pension ongoing income (expense)(2)	592	992	713
Pension mark-to-market expense(2)	(123)	(37)	(87)
Other postretirement income(2)	47	32	21
Repositioning and other charges(3)	(546)	(1,091)	(973)
Other(4)	360	(57)	78
Income before taxes	$7,559	$7,487	$6,950

(1)	Amounts included in Selling, general and administrative expenses.

(2)	Amounts included in Cost of products and services sold and Selling, general and administrative expenses (service costs) and Other income/expense (non-service cost components).

(3)	Amounts included in Cost of products and services sold, Selling, general and administrative expenses, and Other income/expense.

(4)	Amounts include the other components of Other income/expense not included within other categories in this reconciliation. Equity income/loss of affiliated companies is included in segment profit.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 23. Geographic Areas—Financial Data

	Net Sales(1)			Long-lived Assets(2)
	Years Ended December 31,			December 31,
	2019	2018	2017	2019	2018	2017
United States	$21,910	$23,841	$22,722	$3,649	$3,601	$3,604
Europe	7,424	10,066	10,400	579	571	927
Other International	7,375	7,895	7,412	1,097	1,124	1,395
	$36,709	$41,802	$40,534	$5,325	$5,296	$5,926

(1)
Sales between geographic areas approximate market and are not significant. Net sales are classified according to their country of origin. Included in United States net sales are export sales of $5,415 million, $5,293 million and $4,974 million in 2019, 2018 and 2017.

(2)	Long-lived assets are comprised of property, plant and equipment - net.
Note 24. Supplemental Cash Flow Information

	Years Ended December 31,
	2019	2018	2017
Net payments for repositioning and other charges:
Severance and exit cost payments	$(249)	$(285)	$(177)
Environmental payments	(256)	(218)	(212)
Reimbursement receipts	292	67	—
Insurance receipts for asbestos related liabilities	68	38	27
Asbestos related liability payments	(231)	(254)	(266)
	$(376)	$(652)	$(628)
Interest paid, net of amounts capitalized	$344	$353	$306
Income taxes paid, net of refunds	1,564	1,566	1,751
Non-cash investing and financing activities:
Common stock contributed to savings plans	159	52	172
Marketable securities contributed to non-U.S. pension plans	—	99	89

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 25. Unaudited Quarterly Financial Information

	2019
	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Net sales	$8,884	$9,243	$9,086	$9,496	$36,709
Gross profit	3,005	3,149	3,048	3,168	12,370
Net income attributable to Honeywell	1,416	1,541	1,624	1,562	6,143
Earnings per common share—basic(1)	1.94	2.13	2.26	2.19	8.52
Earnings per common share—assuming dilution(1)	1.92	2.10	2.23	2.16	8.41
Cash dividends per common share	0.820	0.820	0.820	0.900	3.360

	2018(2)
	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Net sales	$10,392	$10,919	$10,762	$9,729	$41,802
Gross profit	3,201	3,305	3,206	3,044	12,756
Net income attributable to Honeywell	1,439	1,267	2,338	1,721	6,765
Earnings per common share—basic(1)	1.92	1.70	3.15	2.34	9.10
Earnings per common share—assuming dilution(1)	1.89	1.68	3.11	2.31	8.98
Cash dividends per common share	0.745	0.745	0.745	0.820	3.055

(1)
Total for the full year may differ from the sum of the individual quarters due to the requirement to use weighted average shares each quarter, which may fluctuate with share repurchases and share issuances, and due to the impact of losses in a quarter.

(2)
The results of operations for Transportation Systems business and Homes and Global Distribution business are included in the Consolidated Statement of Operations through the effective dates of the respective spin-offs.

Report of Independent Registered Public Accounting Firm
To the shareowners and the Board of Directors of Honeywell International Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Honeywell International Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, shareowners’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Asbestos Related Liabilities - North American Refractories Company (NARCO) Trust Liability - Refer to Note 20 to the financial statements
Critical Audit Matter Description
The Company is named in asbestos related personal injury claims related to a predecessor company, NARCO. Such claims arise primarily from alleged occupational exposure to asbestos-containing refractory brick and mortar for high-temperature applications.
Since becoming effective in 2013, the NARCO Trust has experienced delays in becoming fully operational. Disputes and challenges regarding violations of the Trust Distribution Procedures, an expired 18-month standstill agreement and limited claims payments, have all contributed to a lack of sufficient normalized data based on actual claims processing experience in the NARCO Trust.
Although the Company knows the number of claims filed with the NARCO Trust each year, it is not able at this time to determine the portion of the NARCO Trust Liability which represents asserted versus unasserted claims due to the lack of sufficiently reliable claims data.
Maintaining the NARCO Trust Liability is inherently subjective as it requires management to make significant assumptions and judgements regarding the sufficiency and reliability of historical claims filing data and experience and expected future claims filing rates.
Given the subjectivity in maintaining the NARCO Trust Liability the auditing of the NARCO Trust Liability required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the NARCO Trust Liability included the following, among others:

•
We tested the effectiveness of internal controls over the annual third-party assessment of the sufficiency and reliability of the NARCO Trust claims data including controls over the review of management’s assumptions and claims data used to estimate the NARCO Trust Liability.

•	We made inquiries of internal and external legal counsel regarding the regulatory and litigation environments related to the NARCO Trust Liability.

•
With the assistance of our internal actuarial specialists, we evaluated NARCO Trust claims data to assess the reasonableness of management’s conclusion that such data is not sufficiently reliable to enable the Company to update the estimate of the recorded NARCO Trust Liability.

Revenue Recognition and Contracts with Customers - Long-Term Fixed Price Contracts (Performance Materials and Technologies (PMT)) - Refer to Note 1 and Note 7 to the financial statements
Critical Audit Matter Description
The Company’s PMT segment develops and manufactures advanced materials, process technologies, and automation solutions. A portion of PMT’s revenue is generated from long-term fixed price contracts whereby revenue is recognized over the contract term (“over time”) as the work progresses and control of the goods and services is transferred to the customer. Revenue for these contracts is recognized based on the extent of progress toward completion, generally measured by using a cost-to-cost basis input method.

Accounting for PMT’s long-term fixed price contracts requires management’s judgment in estimating total contract costs. Contract costs, which can be incurred over several years, are largely determined based on negotiated or estimated purchase contract terms and consider factors such as historical performance, technical and schedule risk, internal and subcontractor performance trends, and anticipated labor agreements.
Given the significant judgments necessary to estimate costs associated with these long-term contracts, auditing PMT’s long-term fixed price contracts requires a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to PMT’s long-term fixed price contracts included the following, among others:

•
We tested the effectiveness of internal controls over the recognition of revenue and the determination of estimated contract costs including controls over the review of management’s assumptions and key inputs used to recognize revenue and costs on long-term fixed price contracts using the cost-to-cost input method.

•
We evaluated the appropriateness and consistency of management’s methods and assumptions used to recognize revenue and costs on long-term fixed price contracts using the cost-to-cost input method to recognize revenue over time.

•	We selected a sample of long-term fixed price contracts and evaluated the estimates of total cost for each of the long-term fixed price contracts by:

▪	Comparing costs incurred to date to the costs management estimated to be incurred to date.

▪
Evaluating management’s ability to achieve the estimates of total cost by performing corroborating inquiries with Company personnel, including project managers, and comparing the estimates to documentation such as management’s work plans, contract terms and requirements, and purchase orders with suppliers. Our evaluation of management’s assumptions included consideration of historical and current project performance such as consistency of gross margin, identified risks related to project timing including technical and schedule matters, and the status of internal and third-party activities such as hardware, software, and labor.

▪
Performing a substantive analytical procedure, in which we compared the estimated costs to complete to an independent estimate of costs to complete that factored in information obtained from the corroborating inquiries and documentation obtained such as management’s work plans, contract terms and requirements, and purchase orders with suppliers.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 14, 2020
We have served as the Company’s auditor since 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Honeywell management maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the quarter ended December 31, 2019.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2019. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2019.
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
Management assessed the effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Based on this assessment, management determined that Honeywell maintained effective internal control over financial reporting as of December 31, 2019.
The effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.
Item 9B. Other Information
Not Applicable.

PART III.
Item 10. Directors and Executive Officers of the Registrant
Information relating to the Directors of Honeywell, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in our definitive Proxy Statement involving the election of the Directors, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2019, and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of Honeywell appears in Part I of this Annual Report on Form 10-K under the heading Executive Officers of the Registrant.
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
Honeywell’s corporate governance policies and procedures, including the Code of Business Conduct, Corporate Governance Guidelines and Charters of the Committees of the Board of Directors are available, free of charge, on our website under the heading Investor Relations (see Corporate Governance), or by writing to Honeywell, 300 South Tryon Street, Charlotte, North Carolina 28202, c/o Vice President and Corporate Secretary. Honeywell’s Code of Business Conduct applies to all Honeywell directors, officers (including the Chief Executive Officer, Chief Financial Officer and Controller) and employees. Amendments to or waivers of the Code of Business Conduct granted to any of Honeywell’s directors or executive officers will be published on our website within five business days of such amendment or waiver.
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
EQUITY COMPENSATION PLANS
As of December 31, 2019, information about our equity compensation plans is as follows:

Plan category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	22,496,879	(1)	109.87	(2)	40,001,939	(3)
Equity compensation plans not approved by security holders	293,763	(4)	N/A	(5)	N/A	(6)
Total	22,790,642		109.87		40,001,939

(1)
Equity compensation plans approved by shareowners which are included in column (a) of the table are the 2016 Stock Incentive Plan, the 2011 Stock Incentive Plan, and the 2006 Stock Incentive Plan (including 18,473,640 shares of Common Stock to be issued for options; 2,820,462 RSUs subject to continued employment; 402,054 RSUs at target level and subject to company performance metrics and continued employment, and 525,252 deferred RSUs); and the 2016 Stock Plan for Non-Employee Directors and the 2006 Stock Plan for Non-Employee Directors (including 257,922 shares of Common Stock to be issued for options; and 17,549 RSUs subject to continued services). RSUs included in column (a) of the table represent the full number of RSUs awarded and outstanding whereas the number of shares of Common Stock to be issued upon vesting will be lower than what is reflected on the table because the value of shares required to meet employee tax withholding requirements are not issued.

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

(3)
The number of shares that may be issued under the 2016 Stock Incentive Plan as of December 31, 2019 is 37,364,854 which includes the following additional shares that may again be available for issuance: shares that are settled for cash, expire, are canceled, or under similar prior plans, are tendered as option exercise price or tax withholding obligations, are reacquired with cash option exercise price or with monies attributable to any tax deduction to Honeywell upon the exercise of an option, or are under any outstanding awards assumed under any equity compensation plan of an entity acquired by Honeywell. No securities are available for future issuance under the 2011 Stock Incentive Plan or the 2006 Stock Incentive Plan.

The number of shares that may be issued under the Honeywell Global Stock Plan as of December 31, 2019 is 1,770,812. This plan is an umbrella plan for three plans described below maintained solely for eligible employees of participating non-U.S. countries.

•
The UK Sharebuilder Plan allows an eligible UK employee to invest taxable earnings in Common Stock. The Company matches those shares and dividends paid are used to purchase additional shares of Common Stock. For the year ending December 31, 2019, 34,787 shares were credited to participants’ accounts under the UK Sharebuilder Plan.

•
The Honeywell Aerospace Ireland Share Participation Plan and the Honeywell Measurex (Ireland) Limited Group Employee Profit Sharing Plan allow eligible Irish employees to contribute a percentage of base pay and/or bonus that is invested in Common Stock. For the year ending December 31, 2019, 2,083 shares of Common Stock were credited to participants’ accounts under these plans.

The remaining 866,273 shares included in column (c) are shares remaining under the 2016 Stock Plan for Non-Employee Directors.

(4)	Equity compensation plans not approved by shareowners included in the table refers to the Honeywell Excess Benefit Plan and Supplemental Savings Plan.

The Honeywell Excess Benefit Plan and Supplemental Savings Plan for highly compensated employees is an unfunded, non-tax qualified plan that provides benefits equal to the employee deferrals and company matching allocations that would have been provided under Honeywell’s U.S. tax-qualified savings plan if the Internal Revenue Code limitations on compensation and contributions did not apply. The Company matching contribution is credited to participants’ accounts in the form of notional shares of Common Stock. The notional shares are distributed in the form of actual shares of Common Stock. The number of shares to be issued under this plan based on the value of the notional shares as of December 31, 2019 is 293,763.

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

PART IV.
Item 15. Exhibits and Financial Statement Schedules

Page Number in Form 10-K
(a)(2.) Exhibits
See the Exhibit Index of this Annual Report on Form 10-K	100
Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description
3(i)
Amended and Restated Certificate of Incorporation of Honeywell International Inc., as amended April 23, 2018 (incorporated by reference to Exhibit 3(i) to Honeywell’s Form 10-Q for the quarter ended June 30, 2018)

3(ii)	By-laws of Honeywell International Inc., as amended April 23, 2018 (incorporated by reference to Exhibit 3(ii) to Honeywell’s 10-Q for the quarter ended June 30, 2018)
4.1
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

4.2	Description of Honeywell International Inc. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith)
10.1*
Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for quarter ended June 30, 2003)

10.2*
Amendment to Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004)

10.3*
Amendment to Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-K for the year ended December 31, 2005)

10.4*
Honeywell International Inc. Incentive Compensation Plan for Executive Employees, as amended and restated (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-K for the year ended December 31, 2018)

10.5*	Honeywell Excess Benefit Plan and Honeywell Supplemental Savings Plan, as amended and restated (filed herewith)
10.6*	Honeywell International Inc. Severance Plan for Designated Officers, as amended and restated (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-K for the year ended December 31, 2013)
10.7*	Honeywell Deferred Incentive Compensation Plan, as amended and restated (filed herewith)
10.8*	Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2008)
10.9*	Amendment to Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2009)
10.10*	Amendment to Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to Honeywell’s Form 10-K for the year ended December 31, 2015)
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

Exhibit No.	Description
10.15*	Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2008)
10.16*	Amendment to Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2009)
10.17*	Amendment to Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.9 to Honeywell’s Form 10-K for the year ended December 31, 2015)
10.18*
Honeywell International Inc. Severance Plan for Corporate Staff Employees (Involuntary Termination Following a Change in Control), as amended and restated (incorporated by reference to Exhibit 10.12 to Honeywell’s Form 10-K for the year ended December 31, 2013)

10.19*	Honeywell Supplemental Retirement Plan (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 10-K for the year ended December 31, 2006)
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

10.24*
Amendment to 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.27 to Honeywell’s Form 10-K for the year ended December 31, 2011)

10.25*
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

Exhibit No.	Description
10.33*	Amendment to 2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Exhibit 10.36 to Honeywell’s Form 10-K for the year ended December 31, 2012)
10.34*	Amendment to 2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)
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

10.40*
2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates–Form of Performance Plan Grant Agreement (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended March 31, 2017)

10.41*	Letter Agreement dated February 24, 2012 between Honeywell and Darius Adamczyk (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2016)
10.42*	Offer letter dated March 31, 2016 from Honeywell International Inc. to Darius Adamczyk (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed April 6, 2016)
10.43*	Employment Offer Letter dated March 1, 2017 between Honeywell and Darius Adamczyk (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed March 6, 2017)
10.44*	Offer letter dated March 11, 2013 from Honeywell International Inc. to Krishna Mikkilineni (incorporated by reference to Exhibit 10.43 to Honeywell’s Form 10-K for the year ended December 31, 2016)
10.45*
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

Exhibit No.	Description
10.52*	UOP LLC Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.76 to Honeywell’s 10-K for the year ended December 31, 2017)
10.53*	Letter Agreement dated April 1, 2016 between Honeywell and Rajeev Gautam (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2018)
10.54*	Letter Agreement dated July 27, 2018 between Honeywell and Greg Lewis (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed August 2, 2018)
10.55
364-Day Credit Agreement, dated as of April 26, 2019, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC, and Wells Fargo Bank, National Association, as documentation agents, and Citibank N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and co-book managers (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed April 26, 2019)

10.56
Amended and Restated Five-Year Credit Agreement, dated as of April  26, 2019, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, Citibank Europe PLC, UK Branch, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC, and Wells Fargo Bank, National Association, as documentation agents, and Citibank, N.A. and J.P. Morgan Chase Bank N.A., as joint lead arrangers and co-bookrunners (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 8-K filed April 26, 2019)

10.57*	Offer Letter dated July 9, 2018 between Honeywell International Inc. and Mark R. James (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2019)
10.58
Indemnification and Reimbursement Agreement, dated September 12, 2018, by and among Honeywell ASASCO Inc., Honeywell ASASCO 2 Inc., and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to Honeywell’s Form 8-K filed September 14, 2018)

10.59
Indemnification and Reimbursement Agreement dated October 14, 2018 by and among New HAPI Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to Honeywell’s Form 8-K filed October 15, 2018)

10.60*	Retirement Agreement dated February 7, 2019 between Honeywell and Krishna Mikkilineni (incorporated by reference to Exhibit 10.72 to Honeywell’s Form 10-K for the year ended December 31, 2018)
10.61*	Amendment to the 2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. (incorporated by reference to Exhibit 99.2 to Honeywell's Form 8-K filed October 8, 2019)
21	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Deloitte & Touche LLP (filed herewith)
24	Powers of Attorney (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
95	Mine Safety Disclosures (filed herewith)

Exhibit No.	Description
101.INS
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

HONEYWELL INTERNATIONAL INC.

Date: February 14, 2020	By:	/s/ Robert D. Mailloux

Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Name

/s/ Darius Adamczyk	*

Darius Adamczyk Chairman and Chief Executive Officer (Principal Executive Officer)	Linnet F. Deily Director

*	*

Duncan B. Angove Director	Deborah Flint Director

*	*

William S. Ayer Director	Judd Gregg Director

*	*

Kevin Burke Director	Clive Hollick Director

*	*

Jaime Chico Pardo Director	Grace D. Lieblein Director

*	*

D. Scott Davis Director	George Paz Director

*

Robin L. Washington Director

/s/ Gregory P. Lewis	/s/ Robert D. Mailloux

Gregory P. Lewis Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Robert D. Mailloux Vice President and Controller (Principal Accounting Officer)

*By:	/s/ Gregory P. Lewis

(Gregory P. Lewis Attorney-in-fact)
February 14, 2020