Form 10-Q
period 2020-03-31
HONEYWELL INTERNATIONAL INC
filed 2020-05-01
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1 per share*	HON	The New York Stock Exchange
1.300% Senior Notes due 2023	HON 23A	The New York Stock Exchange
0.000% Senior Notes due 2024	HON 24A	The New York Stock Exchange
2.250% Senior Notes due 2028	HON 28A	The New York Stock Exchange
0.750% Senior Notes due 2032	HON 32	The New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
There were 701,847,786 shares of Common Stock outstanding at March 31, 2020.

Honeywell International Inc.

Cautionary Statement about Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, including the impact of the coronavirus pandemic (COVID-19), which can affect our performance and financial results in both the near- and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in this report and our 2019 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

The financial statements and related footnotes as of March 31, 2020 should be read in conjunction with the financial statements for the year ended December 31, 2019 contained in our 2019 Annual Report on Form 10-K.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions, except per share amounts)
Product sales	$6,305	$6,713
Service sales	2,158	2,171
Net sales	8,463	8,884
Costs, expenses and other
Cost of products sold	4,374	4,622
Cost of services sold	1,160	1,257
	5,534	5,879
Selling, general and administrative expenses	1,238	1,363
Other (income) expense	(317)	(285)
Interest and other financial charges	73	85
	6,528	7,042
Income before taxes	1,935	1,842
Tax expense (benefit)	329	406
Net income	1,606	1,436
Less: Net income attributable to the noncontrolling interest	25	20
Net income attributable to Honeywell	$1,581	$1,416
Earnings per share of common stock - basic	$2.23	$1.94
Earnings per share of common stock - assuming dilution	$2.21	$1.92

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Net income	$1,606	$1,436
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(276)	205
Prior service (credit) cost recognized	(20)	(19)
Pension and other postretirement benefits adjustments	(20)	(19)
Cash flow hedges recognized in other comprehensive income (loss)	195	38
Less: Reclassification adjustment for gains (losses) included in net income	55	32
Changes in fair value of cash flow hedges	140	6
Other comprehensive income (loss), net of tax	(156)	192
Comprehensive income	1,450	1,628
Less: Comprehensive income attributable to the noncontrolling interest	18	24
Comprehensive income attributable to Honeywell	$1,432	$1,604

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	March 31, 2020	December 31, 2019
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$7,721	$9,067
Short-term investments	1,070	1,349
Accounts receivable - net	7,452	7,493
Inventories	4,584	4,421
Other current assets	1,786	1,973
Total current assets	22,613	24,303
Investments and long-term receivables	613	588
Property, plant and equipment - net	5,214	5,325
Goodwill	15,282	15,563
Other intangible assets - net	3,580	3,734
Insurance recoveries for asbestos related liabilities	383	392
Deferred income taxes	71	86
Other assets	9,666	8,688
Total assets	$57,422	$58,679
LIABILITIES
Current liabilities:
Accounts payable	$5,676	$5,730
Commercial paper and other short-term borrowings	3,528	3,516
Current maturities of long-term debt	1,042	1,376
Accrued liabilities	7,131	7,476
Total current liabilities	17,377	18,098
Long-term debt	11,542	11,110
Deferred income taxes	1,670	1,670
Postretirement benefit obligations other than pensions	314	326
Asbestos related liabilities	1,948	1,996
Other liabilities	6,699	6,766
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	7,047	6,876
Common stock held in treasury, at cost	(25,643)	(23,836)
Accumulated other comprehensive loss	(3,353)	(3,197)
Retained earnings	38,635	37,693
Total Honeywell shareowners’ equity	17,644	18,494
Noncontrolling interest	221	212
Total shareowners’ equity	17,865	18,706
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$57,422	$58,679

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Cash flows from operating activities:
Net income	$1,606	$1,436
Less: Net income attributable to the noncontrolling interest	25	20
Net income attributable to Honeywell	1,581	1,416
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	153	163
Amortization	90	98
Repositioning and other charges	62	84
Net payments for repositioning and other charges	(111)	(34)
Pension and other postretirement income	(212)	(163)
Pension and other postretirement benefit payments	(14)	(30)
Stock compensation expense	44	41
Deferred income taxes	(58)	80
Other	(179)	(4)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	41	198
Inventories	(163)	(221)
Other current assets	166	(217)
Accounts payable	(54)	(29)
Accrued liabilities	(407)	(248)
Net cash provided by (used for) operating activities	939	1,134
Cash flows from investing activities:
Expenditures for property, plant and equipment	(139)	(141)
Proceeds from disposals of property, plant and equipment	7	2
Increase in investments	(648)	(1,226)
Decrease in investments	843	796
Receipts (payments) from settlements of derivative contracts	287	(40)
Net cash provided by (used for) investing activities	350	(609)
Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	3,455	3,318
Payments of commercial paper and other short-term borrowings	(3,373)	(3,319)
Proceeds from issuance of common stock	66	145
Proceeds from issuance of long-term debt	1,127	20
Payments of long-term debt	(1,125)	(13)
Repurchases of common stock	(1,923)	(750)
Cash dividends paid	(635)	(606)
Other	(38)	(30)
Net cash provided by (used for) financing activities	(2,446)	(1,235)
Effect of foreign exchange rate changes on cash and cash equivalents	(189)	48
Net increase (decrease) in cash and cash equivalents	(1,346)	(662)
Cash and cash equivalents at beginning of period	9,067	9,287
Cash and cash equivalents at end of period	$7,721	$8,625

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Shareowners' Equity
(Unaudited)

	Three Months Ended March 31,
	2020		2019
	Shares	$	Shares	$
	(Dollars in millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		6,876		6,452
Issued for employee savings and option plans		127		159
Stock-based compensation expense		44		41
Ending balance		7,047		6,652
Treasury stock
Beginning balance	(246.5)	(23,836)	(228.0)	(19,771)
Reacquired stock or repurchases of common stock	(11.7)	(1,923)	(5.1)	(750)
Issued for employee savings and option plans	2.4	116	3.2	129
Ending balance	(255.8)	(25,643)	(229.9)	(20,392)
Retained earnings
Beginning balance		37,693		33,978
Net income attributable to Honeywell		1,581		1,416
Dividends on common stock		(639)		(600)
Ending balance		38,635		34,794
Accumulated other comprehensive income (loss)
Beginning balance		(3,197)		(3,437)
Foreign exchange translation adjustment		(276)		205
Pensions and other postretirement benefit adjustments		(20)		(19)
Changes in fair value of cash flow hedges		140		6
Ending balance		(3,353)		(3,245)
Noncontrolling interest
Beginning balance		212		178
Acquisitions, divestitures, and other		(6)		—
Net income attributable to noncontrolling interest		25		20
Foreign exchange translation adjustment		(7)		4
Dividends paid		(3)		(13)
Ending balance		221		189
Total shareowners' equity	701.8	17,865	727.7	18,956
Cash dividends per share of common stock		$0.900		$0.820

Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or “the Company”) at March 31, 2020 and December 31, 2019, the cash flows for the three months ended March 31, 2020 and 2019 and the results of operations for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 and cash flows for the three months ended March 31, 2020 should not necessarily be taken as indicative of the entire year.

We report our quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three months ended March 31, 2020 and 2019 were March 28, 2020 and March 30, 2019.

Note 2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 1 to Consolidated Financial Statements contained in the Company’s 2019 Annual Report on Form 10-K. We include herein certain updates to those policies.

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

In December 2019, the FASB issued an accounting standard update to simplify the accounting for income taxes. The standard's amendments include changes in various subtopics of accounting for income taxes including, but not limited to, accounting for "hybrid" tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, intraperiod tax allocation exception to incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax law, and year-to-date loss limitation in interim-period tax accounting. The guidance is effective for fiscal years beginning after December 15, 2020 with early adoption permitted, including the interim periods within those years. We are currently evaluating impacts of these amendments on our Consolidated Financial Statements, and related notes to the Financial Statements. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

In June 2016, the FASB issued an accounting standard that requires companies to utilize an impairment model (current expected credit loss, or CECL) for most financial assets measured at amortized cost and certain other financial instruments, which include, but are not limited to, trade and other receivables. This accounting standard replaced the incurred loss model with a model that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate those losses. Effective January 1, 2020, the Company adopted this standard. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 3. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended March 31,
	2020	2019
Severance	$66	$31
Asset impairments	2	11
Exit costs	15	18
Reserve adjustments	(13)	(2)
Total net repositioning charge	70	58
Asbestos related litigation charges, net of insurance and reimbursements	11	11
Probable and reasonably estimable environmental liabilities, net of reimbursements	8	14
Other	(27)	1
Total net repositioning and other charges	$62	$84

The following table summarizes the pretax distribution of total net repositioning and other charges by classification:

	Three Months Ended March 31,
	2020	2019
Cost of products and services sold	$20	$55
Selling, general and administrative expenses	42	29
Other (income) expense	—	—
	$62	$84

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended March 31,
	2020	2019
Aerospace	$11	$16
Honeywell Building Technologies	25	8
Performance Materials and Technologies	21	(1)
Safety and Productivity Solutions	6	5
Corporate	(1)	56
	$62	$84

In the quarter ended March 31, 2020, we recognized gross repositioning charges totaling $83 million including severance costs of $66 million related to workforce reductions of 2,124 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to our productivity and ongoing functional transformation initiatives.

In the quarter ended March 31, 2019, we recognized gross repositioning charges totaling $60 million including severance costs of $31 million related to workforce reductions of 1,047 manufacturing and administrative positions mainly in Corporate, Aerospace and Honeywell Building Technologies. The workforce reductions were primarily related to our productivity and ongoing functional transformation initiatives and to site transitions in Aerospace to more cost-effective locations.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
December 31, 2019	$555	$—	$96	$651
Charges	66	2	15	83
Usage - cash	(70)	—	(18)	(88)
Usage - noncash	—	(2)	—	(2)
Foreign currency translation	(6)	—	—	(6)
Adjustments	(12)	—	(1)	(13)
March 31, 2020	$533	$—	$92	$625

 Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the quarters ended March 31, 2020 and 2019 were $11 million and $3 million, respectively.

Note 4. Other (Income) Expense

	Three Months Ended March 31,
	2020	2019
Interest income	$(44)	$(67)
Pension ongoing income – non-service	(237)	(184)
Other postretirement income – non-service	(13)	(12)
Equity income of affiliated companies	(12)	(9)
Foreign exchange	(12)	(11)
Other (net)	1	(2)
	$(317)	$(285)

Note 5. Income Taxes

The effective tax rate decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily from tax law changes in India and the resolution of certain U.S. tax matters, partially offset by decreased tax benefits for employee share-based compensation.

The effective tax rate for the three months ended March 31, 2020 was lower than the U.S. federal statutory rate of 21% primarily from foreign earnings taxed at lower foreign tax rates, tax law changes in India and the resolution of certain U.S. tax matters, partially offset by incremental tax reserves and state taxes.

Note 6. Earnings Per Share

	Three Months Ended March 31,
Basic	2020	2019
Net income attributable to Honeywell	$1,581	$1,416
Weighted average shares outstanding	709.6	729.7
Earnings per share of common stock	$2.23	$1.94

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
Assuming Dilution	2020	2019
Net income attributable to Honeywell	$1,581	$1,416
Average Shares
Weighted average shares outstanding	709.6	729.7
Dilutive securities issuable - stock plans	7.4	9.1
Total weighted average shares outstanding	717.0	738.8
Earnings per share of common stock	$2.21	$1.92

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended March 31, 2020 and 2019, the weighted average number of stock options excluded from the computations were 4.3 million and 3.7 million. These stock options were outstanding at the end of each of the respective periods.

As of March 31, 2020 and 2019, total shares outstanding were 701.8 million and 727.7 million and as of March 31, 2020 and 2019, total shares issued were 957.6 million.

Note 7. Revenue Recognition and Contracts with Customers

Honeywell has a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following table and related discussions by operating segment for details.

	Three Months Ended March 31,
	2020	2019
Aerospace
Commercial Aviation Original Equipment	$672	$759
Commercial Aviation Aftermarket	1,380	1,361
Defense and Space	1,309	1,221
	3,361	3,341
Honeywell Building Technologies
Products	748	810
Building Solutions	533	579
	1,281	1,389
Performance Materials and Technologies
UOP	594	610
Process Solutions	1,151	1,246
Specialty Products	253	269
Fluorine Products	399	447
	2,397	2,572
Safety and Productivity Solutions
Safety and Retail	502	538
Productivity Products	251	271
Warehouse and Workflow Solutions	494	558
Sensing & Internet-of-Things (IoT)	177	215
	1,424	1,582
Net sales	$8,463	$8,884

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Aerospace – A global supplier of products, software and services for aircrafts that it sells to original equipment manufacturers (OEM) and other customers in a variety of end markets including: air transport, regional, business and general aviation aircraft, airlines, aircraft operators and defense and space contractors. Aerospace products and services include auxiliary power units, propulsion engines, environmental control systems, integrated avionics, wireless connectivity services, electric power systems, engine controls, flight safety, communications, navigation hardware, data and software applications, radar and surveillance systems, aircraft lighting, management and technical services, advanced systems and instruments, satellite and space components, aircraft wheels and brakes, repair and overhaul services and thermal systems. Aerospace also provides spare parts, repair, overhaul and maintenance services (principally to aircraft operators) for the aftermarket. Honeywell Forge solutions are designed to identify and resolve problems faster, making fleet management and flight operations more efficient.

Honeywell Building Technologies – A global provider of products, software, solutions and technologies that enable building owners and occupants to ensure their facilities are safe, energy efficient, sustainable and productive. Honeywell Building Technologies products and services include advanced software applications for building control and optimization; sensors, switches, control systems and instruments for energy management; access control; video surveillance; fire products; remote patient monitoring systems; and installation, maintenance and upgrades of systems. Honeywell Forge solutions are designed to digitally manage buildings to use space intelligently, cut operating expenses and reduce maintenance.

Performance Materials and Technologies – A global provider in developing and manufacturing high-quality performance chemicals and materials, process technologies and automation solutions, including Honeywell Forge connected solutions. The segment comprises Process Solutions, UOP and Advanced Materials. Process Solutions provides automation control, instrumentation, advanced software and related services for the oil and gas, refining, pulp and paper, industrial power generation, chemicals and petrochemicals, biofuels, life sciences, and metals, minerals and mining industries. Through its smart energy products, Process Solutions enables utilities and distribution companies to deploy advanced capabilities to improve operations, reliability and environmental sustainability. UOP provides process technology, products, including catalysts and adsorbents, equipment, and consulting services that enable customers to efficiently produce gasoline, diesel, jet fuel, petrochemicals and renewable fuels for the petroleum refining, gas processing, petrochemical, and other industries. Advanced Materials manufactures a wide variety of high-performance products, including materials used to manufacture end products such as bullet-resistant armor, nylon, computer chips and pharmaceutical packaging, and provides reduced and low global-warming-potential (GWP) materials based on hydrofluoro-olefin technology. In the industrial environment, Honeywell Forge solutions enable integration and connectivity to provide a holistic view of operations and turn data into clear actions to maximize productivity and efficiency. Honeywell Forge's cybersecurity capabilities help identify risks and act on cyber-related incidents, together enabling improved operations and protecting processes, people and assets.

Safety and Productivity Solutions – A global provider of products and software that improve productivity, workplace safety and asset performance to customers around the globe. Safety products include personal protection equipment, apparel, gear, and footwear designed for work, play and outdoor activities; gas detection technology; and cloud-based notification and emergency messaging. Productivity Solutions products and services include mobile devices and software for computing, data collection and thermal printing; supply chain and warehouse automation equipment, software and solutions; custom-engineered sensors, switches and controls for sensing and productivity solutions; and software-based data and asset management productivity solutions. Honeywell Forge solutions digitally automate processes to improve efficiency while reducing downtime and safety costs.

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
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

The Company recognizes revenue arising from performance obligations outlined in contracts with its customers that are satisfied at a point in time and over time. The disaggregation of our revenue based off timing of recognition is as follows:

	Three Months Ended March 31,
	2020	2019
Products, transferred point in time	61%	61%
Products, transferred over time	14	15
Net product sales	75	76
Services, transferred point in time	9	9
Services, transferred over time	16	15
Net service sales	25	24
Net sales	100%	100%

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

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.

The following table summarizes the Company's contract assets and liabilities balances:

	2020	2019
Contract assets - January 1	$1,602	$1,548
Contract assets - March 31	1,699	1,700
Change in contract assets - increase (decrease)	$97	$152

Contract liabilities - January 1	$(3,501)	$(3,378)
Contract liabilities - March 31	(3,506)	(3,426)
Change in contract liabilities - decrease (increase)	$(5)	$(48)

Net change	$92	$104

The net change for the three months ended March 31, 2020 and 2019 was primarily driven by the recognition of revenue as performance obligations were satisfied prior to billing exceeding receipt of advance payments from customers.

For the three months ended March 31, 2020 and 2019, we recognized revenue of $888 million and $720 million that was previously included in the beginning balance of contract liabilities.

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

The following table outlines the Company's remaining performance obligations disaggregated by segment:

March 31, 2020
Aerospace	$10,849
Honeywell Building Technologies	5,146
Performance Materials and Technologies	6,686
Safety and Productivity Solutions	2,603
$25,284

Performance obligations recognized as of March 31, 2020 will be satisfied over the course of future periods. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 58% and 42%, respectively.

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

Note 8. Accounts Receivable - Net

	March 31, 2020	December 31, 2019
Trade	$7,600	$7,639
Less - Allowance for doubtful accounts	(148)	(146)
	$7,452	$7,493

Trade receivables include $1,660 million and $1,586 million of unbilled balances under long-term contracts as of March 31, 2020 and December 31, 2019. These amounts are billed in accordance with the terms of the customer contracts to which they relate.

Note 9. Inventories

	March 31, 2020	December 31, 2019
Raw materials	$1,079	$1,056
Work in process	859	817
Finished products	2,681	2,593
	4,619	4,466
Reduction to LIFO cost basis	(35)	(45)
	$4,584	$4,421

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 10. Leases

The Company's operating and finance lease portfolio is described in Note 14, Leases of the Notes to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2020	2019
Net right-of-use assets obtained in exchange for lease obligations:
Operating leases	68	$10
Finance leases	3	4

Supplemental balance sheet information related to leases was as follows:

	March 31, 2020	December 31, 2019
Operating leases
Other assets	$699	$673
Accrued liabilities	169	171
Other liabilities	575	534
Total operating lease liabilities	$744	$705
Financing leases
Property, plant and equipment	$351	$361
Accumulated depreciation	(155)	(152)
Property, plant and equipment - net	$196	$209
Current maturities of long-term debt	57	59
Long-term debt	144	156
Total financing lease liabilities	$201	$215

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 11. Long-term Debt and Credit Agreements

	March 31, 2020	December 31, 2019
0.65% Euro notes due 2020	—	1,123
4.25% notes due 2021	800	800
1.85% notes due 2021	1,500	1,500
2.15% notes due 2022	600	600
Floating rate notes due 2022	600	600
1.30% Euro notes due 2023	1,376	1,404
3.35% notes due 2023	300	300
0.00% Euro notes due 2024	550	—
2.30% notes due 2024	750	750
2.50% notes due 2026	1,500	1,500
2.25% Euro notes due 2028	825	842
2.70% notes due 2029	750	750
0.75% Euro notes due 2032	550	—
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 7.0% weighted average maturing at various dates through 2025	444	278
	12,584	12,486
Less: current portion	(1,042)	(1,376)
	$11,542	$11,110

On March 10, 2020, the Company issued €500 million 0.00% Senior Notes due 2024 and €500 million 0.75% Senior Notes due 2032 (collectively, the "2020 Euro Notes"). The 2020 Euro Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell's existing and future senior unsecured debt and senior to all of Honeywell's subordinated debt. The offering resulted in gross proceeds of $1,136 million, offset by $9 million in discount and closing costs related to the offering.

On August 8, 2019, the Company issued $600 million 2.15% Senior Notes due 2022, $600 million Floating Rate Senior Notes due 2022, $750 million 2.30% Senior Notes due 2024 and $750 million 2.70% Senior Notes due 2029 (collectively, the "2019 Notes"). The 2019 Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell's existing and future senior unsecured debt and senior to all of Honeywell's subordinated debt. The offering resulted in gross proceeds of $2,700 million, offset by $18 million in discount and closing costs related to the offering.

For issuances described above, unless otherwise noted, all debt issuance costs are deferred and recognized as a direct deduction to the related debt liability and are amortized to interest expense over the debt term.

On February 21, 2020, the Company paid its 0.65% Euro notes due 2020.

On October 30, 2019, the Company paid its 1.40% notes due 2019, Three year floating-rate notes due 2019, Two year floating rate notes due 2019 and 1.80% notes due 2019.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

On April 10, 2020, the Company entered into a $1.5 billion 364-Day Credit Agreement (the "364-Day Credit Agreement") with a syndicate of banks. This 364-Day Credit Agreement is maintained for general corporate purposes. The 364-Day Credit Agreement replaces the previously reported 364-day credit agreement dated as of April 26, 2019, which was terminated on April 10, 2020.

On March 26, 2020, the Company entered into a Delayed Draw Term Loan Agreement (the “Term Loan Agreement”) with a syndicate of banks. The Term Loan Agreement provides for a two-year, delayed draw term loan facility in the aggregate principal amount of up to $6.0 billion and is maintained for general corporate purposes. Commitments under the Term Loan Agreement can be increased pursuant to the terms of the Term Loan Agreement by an aggregate amount not to exceed $2.0 billion. Advances may be made on up to three different business days during the period from March 26, 2020 to the date that is the earlier of (a) June 26, 2020 and (b) such date on which the Term Loan Agreement is terminated pursuant to its terms (the earlier of such date). The amounts borrowed under the Term Loan Agreement are required to be repaid no later than March 26, 2022, unless the Term Loan Agreement is terminated earlier pursuant to its terms and may not be reborrowed.

On April 26, 2019, the Company entered into a $4.0 billion Amended and Restated Five Year Credit Agreement (the “5-Year Credit Agreement”) with a syndicate of banks. The 5-Year Credit Agreement is maintained for general corporate purposes. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 5-Year Credit Agreement amends and restates the previously reported $4.0 billion amended and restated five-year credit agreement dated as of April 27, 2018 (the "Prior Agreement"). The 5-Year Credit Agreement has substantially the same material terms and conditions of the Prior Agreement.

As of March 31, 2020, there are no outstanding borrowings under any of our credit agreements.

Note 12. Financial Instruments and Fair Value Measures

Our credit, market, foreign currency and interest rate risk management policies are described in Note 15, Financial Instruments and Fair Value Measures of Notes to Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31, 2020	December 31, 2019
Assets:
Foreign currency exchange contracts	$647	$291
Available for sale investments	1,241	1,523
Interest rate swap agreements	230	38
Cross currency swap agreements	60	51
Liabilities:
Foreign currency exchange contracts	$74	$21
Interest rate swap agreements	—	13

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

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper (of which $3,119 million and $3,513 million was Euro denominated as of March 31, 2020 and December 31, 2019) and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value.

The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$145	$138	$129	$127
Liabilities
Long-term debt and related current maturities	$12,584	$13,238	$12,486	$13,578

The following table sets forth the amounts on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

Line in the Consolidated Balance Sheet of Hedged Item	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Long-term debt	$4,180	$3,975	$230	$25

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

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three months ended March 31, 2020, we recognized $205 million of gains in earnings on interest rate swap agreements. For the three months ended March 31, 2019, we recognized $24 million of gains in earnings on interest rate swap agreements. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

The Company economically hedges its exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. For the three months ended March 31, 2020, we recognized $284 million of income in Other (income) expense. For the three months ended March 31, 2019, we recognized $47 million of expense in Other (income) expense. As of March 31, 2020, cash collateral received that has not been offset against our derivatives of $591 million was recorded in Accrued liabilities and Other Assets.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

The following tables summarize the location and impact to the Consolidated Statement of Operations related to fair value and cash flow hedging relationships:

	Three Months Ended March 31, 2020
	Revenue	Cost of Products Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$8,463	$4,374	$1,238	$(317)	$73
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	—	27	—	40	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	4	—	8	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged items	—	—	—	—	(205)
Derivatives designated as hedges	—	—	—	—	205

	Three Months Ended March 31, 2019
	Revenue	Cost of Products Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$8,884	$4,622	$1,363	$(285)	$85
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	—	16	—	24	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	6	—	9	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged items	—	—	—	—	(24)
Derivatives designated as hedges	—	—	—	—	24

The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

	Three Months Ended March 31,
Derivatives Net Investment Hedging Relationships	2020	2019
Euro-denominated long-term debt	$124	$68
Euro-denominated commercial paper	70	71
Cross currency swap	(26)	13
Foreign currency exchange contracts	84	7

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 13. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2019	$(2,566)	$(675)	$44	$(3,197)
Other comprehensive income (loss) before reclassifications	(273)	—	195	(78)
Amounts reclassified from accumulated other comprehensive income	(3)	(20)	(55)	(78)
Net current period other comprehensive income (loss)	(276)	(20)	140	(156)
Balance at March 31, 2020	$(2,842)	$(695)	$184	$(3,353)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2018	$(2,709)	$(761)	$33	$(3,437)
Other comprehensive income (loss) before reclassifications	205	—	38	243
Amounts reclassified from accumulated other comprehensive income	—	(19)	(32)	(51)
Net current period other comprehensive income (loss)	205	(19)	6	192
Balance at March 31, 2019	$(2,504)	$(780)	$39	$(3,245)

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

	Three Months Ended March 31,
	2020	2019
Net sales
Aerospace
Products	$2,079	$2,075
Services	1,282	1,266
Total	3,361	3,341
Honeywell Building Technologies
Products	970	1,073
Services	311	316
Total	1,281	1,389
Performance Materials and Technologies
Products	1,914	2,070
Services	483	502
Total	2,397	2,572
Safety and Productivity Solutions
Products	1,342	1,495
Services	82	87
Total	1,424	1,582
	$8,463	$8,884
Segment profit
Aerospace	$937	$838
Honeywell Building Technologies	262	271
Performance Materials and Technologies	512	564
Safety and Productivity Solutions	178	212
Corporate	(41)	(76)
Total segment profit	1,848	1,809
Interest and other financial charges	(73)	(85)
Stock compensation expense(a)	(44)	(41)
Pension ongoing income(b)	198	151
Other postretirement income(b)	13	12
Repositioning and other charges(c)	(62)	(84)
Other(d)	55	80
Income before taxes	$1,935	$1,842

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

Note 15. Pension Benefits

Net periodic pension benefit costs for our significant defined benefit plans include the following components:

	U.S. Plans
	Three Months Ended March 31,
	2020	2019
Service cost	$25	$21
Interest cost	115	153
Expected return on plan assets	(284)	(279)
Amortization of prior service (credit)	(11)	(11)
	$(155)	$(116)

	Non-U.S. Plans
	Three Months Ended March 31,
	2020	2019
Service cost	$6	$6
Interest cost	26	36
Expected return on plan assets	(84)	(84)
Amortization of prior service (credit)	—	—
	$(52)	$(42)

During the three months ended March 31, 2020 and 2019, the Company repurchased $100 million and $100 million, respectively, of outstanding Honeywell shares from the Honeywell U.S. Pension Plan Master Trust.

Note 16. Commitments and Contingencies

Environmental Matters

Our environmental matters are described in Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2019	$709
Accruals for environmental matters deemed probable and reasonably estimable	42
Environmental liability payments	(34)
Other	(2)
March 31, 2020	$715

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Environmental liabilities are included in the following balance sheet accounts:

	March 31, 2020	December 31, 2019
Accrued liabilities	$222	$222
Other liabilities	493	487
	$715	$709

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

In conjunction with the Resideo Technologies, Inc. ("Resideo") spin-off, the Company entered into an indemnification and reimbursement agreement with a Resideo subsidiary, pursuant to which Resideo’s subsidiary has an ongoing obligation to make cash payments to Honeywell in amounts equal to 90 percent of Honeywell’s annual net spending for environmental matters at certain sites as defined in the agreement. The amount payable to Honeywell in any given year is subject to a cap of $140 million, and the obligation will continue until the earlier of December 31, 2043, or December 31 of the third consecutive year during which the annual payment obligation has been less than $25 million. Reimbursements associated with this agreement with a Resideo subsidiary were $35 million in the three months ended March 31, 2020 and offset operating cash outflows incurred by the Company. The Company agreed to extend the payment due date from April 30, 2020 to July 30, 2020 for the next reimbursement amount of $35 million while also agreeing to extend the payment due date from May 30, 2020 to July 30, 2020 for royalty payments of approximately $7 million owed to the Company under the Trademark License Agreement that the parties executed in connection with the spin-off. As the Company records the accruals for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90 percent of such accruals is also recorded. This receivable amount recorded in the three months ended March 31, 2020 was $34 million. As of March 31, 2020, Other Current Assets and Other Assets includes $140 million and $444 million representing the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.

Asbestos Matters

Honeywell is named in asbestos related personal injury claims related to North American Refractories Company (“NARCO”), which was sold in 1986, and Bendix Friction Materials (“Bendix”) business, which was sold in 2014.

The following tables summarize information concerning NARCO and Bendix asbestos-related balances:

Asbestos-Related Liabilities
	Bendix	NARCO	Total
December 31, 2019	$1,499	$858	$2,357
Accrual for update to estimated liability	16	5	21
Asbestos related liability payments	(50)	(19)	(69)
March 31, 2020	$1,465	$844	$2,309

Insurance Recoveries for Asbestos-Related Liabilities
	Bendix	NARCO	Total
December 31, 2019	$153	$281	$434
Insurance receipts for asbestos-related liabilities	(3)	(6)	(9)
Insurance receivables settlements	—	—	—
March 31, 2020	$150	$275	$425

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

NARCO and Bendix asbestos-related balances are included in the following balance sheet accounts:

	March 31, 2020	December 31, 2019
Other current assets	$42	$42
Insurance recoveries for asbestos-related liabilities	383	392
	$425	$434
Accrued liabilities	$361	$361
Asbestos-related liabilities	1,948	1,996
	$2,309	$2,357

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

The NARCO Trust Distribution Procedures were finalized in 2006, and the Company updated its NARCO Trust Liability to reflect the final terms and payment values. The original 15-year period (from 2004 through 2018) for unasserted claims did not change as asbestos claims filings continued to be stayed against both Honeywell and NARCO. The 2006 update resulted in a range of the estimated liability for unasserted claims of $743 million to $961 million, and we believed that no amount within this range was a better estimate than any other amount. In accordance with ASC 450 – Contingencies (“ASC 450”), we recorded the low end of the range of $743 million (the "2006 NARCO Trust Liability Estimate") which resulted in a reduction of $207 million in our NARCO Trust Liability.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

NARCO emerged from bankruptcy on April 30, 2013, at which time a federally authorized 524(g) trust was established for the evaluation and resolution of all existing and future NARCO asbestos claims. Both Honeywell and NARCO are protected by a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos-related claims based on exposure to NARCO asbestos-containing products to be made against the NARCO Trust.

The NARCO Trust Agreement and the NARCO Trust Distribution Procedures are the principal documents setting forth the structure of the NARCO Trust. These documents establish Honeywell’s evergreen funding obligations. Honeywell is obligated to fund NARCO asbestos claims submitted to the NARCO Trust which qualify for payment under the Trust Distribution Procedures (Annual Contribution Claims), subject to an annual cap of $145 million. However, the initial $100 million of claims processed through the NARCO Trust (the "Initial Claims Amount") will not count against the annual cap and any unused portion of the Initial Claims Amount will roll over to subsequent years until fully utilized. These documents also establish the material operating rules for the NARCO Trust, including Honeywell audit rights and the criteria claimants must meet to have a valid claim paid. These claims payment criteria include providing the NARCO Trust with adequate medical evidence of the claimant’s asbestos-related condition and credible evidence of exposure to a specific NARCO asbestos-containing product. Further, the NARCO Trust is eligible to receive cash dividends from Harbison-Walker International Inc (“HWI”), the reorganized and renamed entity that emerged, fully operational, from the NARCO bankruptcy. The NARCO Trust is required to use any funding received from HWI to pay Annual Contribution Claims until those funds are exhausted. It is only at this point that Honeywell’s funding obligation to the Trust is triggered. Thus, there is an unrelated primary source for funding that affects Honeywell’s funding of the NARCO Trust Liability.

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

Honeywell continues to maintain the 2006 NARCO Trust Liability Estimate (the $743 million accrual less payments made by Honeywell to the NARCO Trust for Annual Contribution Claims), as there has not been sufficiently reliable claims data history to enable the Company to update that liability.

As of December 31, 2019, all cash dividends paid to the NARCO Trust by HWI had been used to pay Annual Contribution Claims. In the first quarter of 2020, Honeywell funded $18 million to the NARCO Trust for the payment of Annual Contribution Claims.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

As of March 31, 2020, the Company's total NARCO asbestos liability of $844 million reflects Pre-bankruptcy NARCO Liability of $148 million and NARCO Trust Liability of $696 million (the $743 million accrual for the 2006 NARCO Trust Liability Estimate was reduced by $47 million of payments by Honeywell to the NARCO Trust for Annual Contribution Claims since HWI cash dividend funding had been fully exhausted in the fourth quarter of 2019 and there have been no further dividends from HWI). Through March 31, 2020, Pre-bankruptcy NARCO Liability has been reduced by approximately $2 billion since first established in 2002, largely related to settlement payments. The remaining Pre-bankruptcy NARCO Liability principally represents estimated amounts owed pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the NARCO Trust subject to qualification under the terms of the settlement agreements and Trust Distribution Procedures. The other NARCO bankruptcy related obligations were paid in 2013 and no further liability is recorded.

Honeywell continues to evaluate the appropriateness of the 2006 NARCO Trust Liability Estimate. Despite becoming effective in 2013, the NARCO Trust has experienced delays in becoming fully operational. Violations of the Trust Distribution Procedures and the resulting disputes and challenges, a standstill pending dispute resolution, and limited claims payments, have all contributed to the lack of sufficient normalized data based on actual claims processing experience in the Trust since it became operational. As a result, we have not been able to further update the NARCO Trust Liability aside from deducting Honeywell payments to the NARCO Trust for Annual Contribution Claims. The 2006 NARCO Trust Liability Estimate continues to be appropriate because of the unresolved pending claims in the Trust, some portion of which will result in payouts in the future, and because new claims continue to be filed with the NARCO Trust. When sufficiently reliable claims data exists, we will update our estimate of the NARCO Trust Liability and it is possible that a material change may need to be recognized.

Our insurance receivable of $275 million as of March 31, 2020, corresponding to the estimated liability for asserted and unasserted NARCO asbestos claims, reflects coverage which reimburses Honeywell for portions of NARCO-related indemnity and defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. We conduct analyses to estimate the probable amount of insurance that is recoverable for asbestos claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding insurers.

Bendix Products—Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix-related asbestos claims activity:

	Three Months Ended March 31,	Years Ended December 31,
Claims Activity	2020	2019	2018
Claims unresolved at the beginning of period	6,480	6,209	6,280
Claims filed	509	2,659	2,430
Claims resolved	(708)	(2,388)	(2,501)
Claims unresolved at the end of period	6,281	6,480	6,209

Disease Distribution of Unresolved Claims	March 31,	December 31,
	2020	2019	2018
Mesothelioma and other cancer claims	3,221	3,399	2,949
Nonmalignant claims	3,060	3,081	3,260
Total claims	6,281	6,480	6,209

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

In conjunction with the Garrett Motion, Inc. ("Garrett") spin-off, the Company entered into an indemnification and reimbursement agreement with a Garrett subsidiary, pursuant to which Garrett’s subsidiary will have an obligation to make cash payments to Honeywell in amounts equal to (i) 90% of Honeywell’s asbestos-related liability payments primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments, in each case related to legacy elements of the Garrett business, including the legal costs of defending and resolving such liabilities, less (ii) 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The amount payable to Honeywell in respect of such liabilities arising in any given year will be subject to a cap of approximately Euro 150 million (equivalent to $175 million at the time the indemnification and reimbursement agreement was entered into). The obligation will continue until the earlier of December 31, 2048, or December 31 of the third consecutive year during which the annual obligation has been less than the Euro equivalent, at the fixed exchange rate at time of the indemnification and reimbursement agreement was entered into, of $25 million. Reimbursements associated with this agreement were $36 million for the three months ended March 31, 2020 and offset operating cash outflows incurred by the Company. The Company agreed to extend the payment due date from May 1, 2020 to May 31, 2020 for the next reimbursement amount of $2 million while also agreeing to extend the payment due date from April 1, 2020 to May 31, 2020 for the mandatory transition tax reimbursement of $18 million owed by Garrett to the Company under the tax matters agreement that the parties executed in connection with the spin-off. As the Company records the accruals for matters covered by the agreement, a corresponding receivable from Garrett is recorded for 90 percent of that accrual as determined by the terms of the agreement. This receivable amount recorded was $13 million in the three months ended March 31, 2020. As of March 31, 2020, Other Current Assets and Other Assets includes $112 million and $901 million representing the short-term and long-term portion of the receivable amount due from Garrett under the indemnification and reimbursement agreement.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

On December 2, 2019, Garrett Motion Inc. and Garrett ASASCO Inc. filed a Summons with Notice and commenced a lawsuit in the Commercial Division of the Supreme Court of the State of New York, County of New York seeking to invalidate the indemnification and reimbursement agreement between Garrett and Honeywell. Garrett seeks damages and a declaratory judgment based on various claims set forth in the Summons with Notice. On January 15, 2020, Garrett filed its complaint in the action, which asserted the same claims, and on March 5, 2020, we filed a Motion to Dismiss. We strongly believe that Garrett's allegations have no merit, nor are they material to Honeywell. We believe we have fully complied with our obligations under the Agreement and that the Agreement is enforceable.

On October 31, 2018, David Kanefsky, a Honeywell shareholder, filed a putative class action complaint in the U.S. District Court for the District of New Jersey alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 related to the prior accounting for Bendix asbestos claims. An Amended Complaint was filed on December 30, 2019, and on February 7, 2020, we filed a Motion to Dismiss. We believe the claims have no merit.

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

In the opinion, the District Court held that the MCBAs do not promise retirees vested, lifetime benefits that survive expiration of the MCBAs. Based on this ruling, Honeywell terminated the retirees healthcare coverage benefits altogether as of July 31, 2018. In response, the UAW filed a motion to enjoin Honeywell from completely terminating coverage as of July 31, 2018, arguing that the CAPS themselves are vested and that Honeywell must continue to provide retiree medical benefits at the capped level. On July 28, 2018, the District Court denied the UAW’s motion and entered a final judgment consistent with its March 2018 ruling. The UAW appealed this decision to the Sixth Circuit Court of Appeals.

In the March 2018 opinion, the District Court also held that Honeywell is obligated under the MCBAs to pay the “full premium” for retiree healthcare rather than the capped amount. Based on this ruling, Honeywell would be required to pay monetary damages to retirees for any past years in which Honeywell paid less than the “full premium” of their healthcare coverage. Such damages would be limited, depending on the retiree group, to a two to three-year period ending when the 2017 MCBA expired, and Honeywell would have no ongoing obligation to continue funding healthcare coverage for subsequent periods. Honeywell appealed the District Court’s ruling on this “full premium” damages issue.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

On April 3, 2020, the Sixth Circuit Court of Appeals issued an opinion ruling for Honeywell in all respects. The Court of Appeals affirmed the District Court's ruling that the MCBAs do not promise retirees vested, lifetime benefits that survive expiration of the MCBAs. In addition, the Court of Appeals reversed the District Court's ruling that Honeywell was obligated under the MCBAs to pay the "full premium" for retiree healthcare, rather than the capped amount. As a result of these rulings, Honeywell is not required to pay any monetary damages to the Plaintiffs.

Plaintiffs have the option to seek rehearing en banc and file a petition for certiorari with the Supreme Court of the United States, but it is unknown at this time whether they will do so. If plaintiffs choose to make those filings, Honeywell does not believe they will be successful.

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

In re Resideo Technologies, Inc. Securities Litigation—On January 7, 2020, The Gabelli Asset Fund and certain related parties filed a putative class action complaint against Resideo and Honeywell in the U.S. District Court for the District of Minnesota alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 related to Resideo's spinoff from Honeywell in October 2018.  On January 27, 2020, this putative class action was consolidated with certain previously-filed actions asserting claims relating to substantially the same matters into a single class action under the title In re Resideo Technologies, Inc. Securities Litigation.  We believe the allegations against Honeywell regarding the Resideo spinoff have no merit. On April 10, 2020, the plaintiffs filed an Amended Consolidated Class Action Complaint and did not name Honeywell. Accordingly, Honeywell is no longer party to this matter. However, it is possible that Honeywell could be named as a defendant in the future.

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share amounts)

The following Management Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or “the Company”) for the three months ended March 31, 2020. The financial information as of March 31, 2020 should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2019 contained in our 2019 Annual Report on Form 10-K.

COVID-19 UPDATE

The markets around the world continue to experience significant volatility due to the COVID-19 pandemic. We are actively managing our businesses to respond to its impacts. We cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, result of operations, financial position and cash flows. See Item Part II, 1A Risk Factors for discussion of risks related to the COVID-19 pandemic.

Employee Health, Safety, and Economic Wellness

We continue to monitor the COVID-19 situation and its impacts globally. We are prioritizing the health and safety of our employees. Out of an abundance of caution for the health of our employees and to support local government initiatives to stem the spread of the virus, we implemented several precautions at various sites around the world at all times in compliance with local government requirements and Centers for Disease Control and Prevention ("CDC") guidelines. These include, but are not limited to:

•	Limiting visitor site access to business-essential purposes;

•	Introducing screening checks at certain sites where permissible or mandated;

•	Enabling employees to work from home wherever and whenever required or possible;

•	Continuously updating travel guidance, according to latest developments;

•	Complying with all local health authority guidance or regulations and our own protocols, including requesting employees to comply with self-quarantine requirements whenever advisable; and

•	Reimbursing employees for COVID-19 testing and out-of-pocket treatment costs.

Our Commitment to Public Health

We produce critical worker safety gear such as face masks, gloves, goggles, safety suits, and protective footwear. We play an essential role in the health and well-being of people and economies, and our customers and communities are depending on us more than ever to deliver for them. We are committed to supporting the safety of our employees, customers and fellow citizens around the world.

We are investing in new production facilities and continue to expand existing facilities to increase production of essential Personal Protective Equipment ("PPE") products. We will bring these products to market as quickly as possible. We are committed to healthcare professionals, first responders, distributors and other stakeholders in an effort to ensure our PPE products are being placed quickly and cost-effectively in the hands of those most in need.

We announced our new capacity in the U.S. to make N95 masks, with production lines being added in Rhode Island and Arizona that will collectively produce 20 million masks each month to support health, safety, and response workers globally.

We have communicated the following principles to our authorized distributor network:

•
Our expectation that, at a minimum, all of our partners will comply with all applicable laws prohibiting price gouging and apply appropriate diligence to the greatest extent possible to understand how our products are being purchased so that they are placed quickly and cost-effectively in the hands of those most in need - including first responders and medical professionals.

•	While we do not control the prices that third parties set, we expect our partners to fairly price PPE used in the COVID-19 response effort.

•	If we find that one of our partners is not upholding the letter or spirit of these principles, we reserve the right not to fulfill that partner’s orders and terminate our relationship with that party.

Plant Productivity and Safety

We continue to provide essential services and produce essential goods around the world. We employ standards such as screening checks, use of masks, face coverings and other safety equipment and social distancing practices along production lines in many of our production facilities at all times in compliance with local government requirements and CDC guidelines. We take appropriate actions including disinfecting and quarantine procedures when a suspected COVID-19 case is identified.

Customers and Suppliers

Current global economic conditions due to COVID-19 may adversely affect our customers’ or suppliers’ ability to operate or obtain financing, particularly in our airline, oil & gas, and automotive end markets. Customer or supplier bankruptcies, delays in their ability to obtain financing, or the unavailability of financing could adversely affect our cash flow or results of operations. We continue to actively monitor both supplier and customer financial health and take measures to manage our supply chain disruptions and limit our exposure.

A.	Results of Operations – three months ended March 31, 2020 compared with the three months ended March 31, 2019

Net Sales
	Three Months Ended March 31,
	2020	2019
Net sales	$8,463	$8,884
% change compared with prior period	(5)%

The change in net sales compared to the prior year period is attributable to the following:

Three Months
Volume	(5)%
Price	1%
Foreign Currency Translation	(1)%
Acquisitions/Divestitures	—%
(5)%

A discussion of net sales by segment can be found in the Review of Business Segments section of this Management Discussion and Analysis.

The unfavorable volume impact is driven by lower sales in certain products across our businesses, partially due to the impacts of COVID-19. The unfavorable impact of foreign currency translation in the quarter is driven by the strengthening of the U.S. Dollar against the currencies of the majority of our international markets, primarily the Euro, Chinese Renminbi, Australian Dollar and British Pound.

Cost of Products and Services Sold
	Three Months Ended March 31,
	2020	2019
Cost of products and services sold	$5,534	$5,879
% change compared with prior period	(6)%
Gross margin percentage	34.6%	33.8%

Cost of products and services sold decreased in the quarter primarily due to lower direct and indirect material costs of approximately $130 million and $80 million and lower labor costs of approximately $100 million (primarily driven by lower sales volumes).

Gross margin percentage increased in the quarter primarily due to higher Aerospace and Honeywell Building Technologies segment gross margins, and due to the lower costs within cost of products and services sold for repositioning and other charges.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2020	2019
Selling, general and administrative expense	$1,238	$1,363
% of sales	14.6%	15.3%

Selling, general and administrative expenses decreased $125 million in the quarter primarily due to productivity, partially offset by labor inflation.

Other (Income) Expense
	Three Months Ended March 31,
	2020	2019
Other (income) expense	$(317)	$(285)

 Other income increased for the quarter primarily due to higher pension non-service income partially offset by lower interest income.

Tax Expense (Benefit)

	Three Months Ended March 31,
	2020	2019
Tax expense (benefit)	$329	$406
Effective tax rate	17.0%	22.0%

The effective tax rate decreased for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019 as a result of tax law changes in India and the resolution of certain U.S. tax matters, partially offset by decreased tax benefits for employee share-based compensation.

The effective tax rate for the quarter ended March 31, 2020 was lower than the U.S. federal statutory rate of 21% primarily from foreign earnings taxed at lower foreign tax rates, tax law changes in India and the resolution of certain U.S. tax matters, partially offset by incremental tax reserves and state taxes.

The effective tax rate for the quarter ended March 31, 2019 was higher than the U.S. federal statutory rate of 21% primarily due to incremental tax reserves and state taxes, partially offset by foreign earnings taxed at lower foreign tax rates.

Net Income Attributable to Honeywell

	Three Months Ended March 31,
	2020	2019
Net income attributable to Honeywell	$1,581	$1,416
Earnings per share of common stock – assuming dilution	$2.21	$1.92

Earnings per share of common stock – assuming dilution increased in the quarter primarily driven by lower income tax expense, higher segment profit, the favorable impact of lower share count, and higher pension ongoing income.

Review of Business Segments

	Three Months Ended March 31,
	2020	2019	% Change
Aerospace sales
Commercial Aviation Original Equipment	$672	$759	(11)%
Commercial Aviation Aftermarket	1,380	1,361	1%
Defense and Space	1,309	1,221	7%
Total Aerospace sales	3,361	3,341
Honeywell Building Technologies sales
Buildings	1,281	1,389	(8)%
Total Honeywell Building Technologies sales	1,281	1,389
Performance Materials and Technologies sales
UOP	594	610	(3)%
Process Solutions	1,151	1,246	(8)%
Advanced Materials	652	716	(9)%
Total Performance Materials and Technologies sales	2,397	2,572
Safety and Productivity Solutions sales
Safety	502	538	(7)%
Productivity Solutions	922	1,044	(12)%
Total Safety and Productivity Solutions sales	1,424	1,582
Net sales	$8,463	$8,884

Aerospace

	Three Months Ended March 31,
	2020	2019	% Change
Net sales	$3,361	$3,341	1%
Cost of products and services sold	2,199	2,232
Selling, general and administrative and other expenses	225	271
Segment profit	$937	$838	12%

	2020 vs. 2019
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic	1%	12%
Foreign currency translation	—%	—%
Acquisitions, divestitures and other, net	—%	—%
Total % change	1%	12%

Aerospace sales increased for the quarter ended March 31, 2020 due to organic growth.

•
Commercial Aviation Original Equipment sales decreased 11% (decreased 11% organic) primarily due to lower demand from airport transport and regional original equipment manufacturers (OEM), partially offset by growth in business aviation OEM.

•	Commercial Aviation Aftermarket sales increased 1% (increased 1% organic) primarily due to growth in air transport and regional, partially offset by lower demand in business aviation.

•	Defense and Space sales increased 7% (increased 7% organic) driven by growth in U.S. and international defense.

Aerospace segment profit increased primarily driven by lower sales of lower margin products and favorable pricing. Cost of products and services sold decreased due to lower sales of lower margin products.

Honeywell Building Technologies

	Three Months Ended March 31,
	2020	2019	% Change
Net sales	$1,281	$1,389	(8)%
Cost of products and services sold	754	846
Selling, general and administrative and other expenses	265	272
Segment profit	$262	$271	(3)%

	2020 vs. 2019
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic	(6)%	(2)%
Foreign currency translation	(2)%	(1)%
Acquisitions, divestitures and other, net	—%	—%
Total % change	(8)%	(3)%

Honeywell Building Technologies sales decreased for the quarter ended March 31, 2020 due to lower organic sales and the unfavorable impact of foreign currency translation.

•
Sales in Building Technologies decreased 8% (decreased 6% organic) primarily due to lower sales volumes in both Products and Building Solutions and the unfavorable impact of foreign currency translation, partially offset by favorable pricing.

Honeywell Building Technologies segment profit decreased primarily due to lower sales volumes, inflation and the unfavorable impact of foreign currency translation, partially offset by favorable pricing and higher productivity. Cost of products and services sold decreased due to lower sales volumes and the favorable impact of foreign currency translation, partially offset by inflation.

Performance Materials and Technologies

	Three Months Ended March 31,
	2020	2019	% Change
Net sales	$2,397	$2,572	(7)%
Cost of products and services sold	1,559	1,648
Selling, general and administrative and other expenses	326	360
Segment profit	$512	$564	(9)%

	2020 vs. 2019
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic	(5)%	(8)%
Foreign currency translation	(2)%	(1)%
Acquisitions, divestitures, and other, net	—%	—%
Total % change	(7)%	(9)%

Performance Materials and Technologies sales decreased for the quarter ended March 31, 2020 primarily due to lower sales volumes and the unfavorable impact of foreign currency translation.

•
UOP sales decreased 3% (decreased 2% organic) driven primarily by a decrease in gas processing volumes due to volatility in oil and gas end markets, and the unfavorable impact of foreign currency translation, partially offset by growth in equipment sales.

•
Process Solutions sales decreased 8% (decreased 6% organic) primarily driven by decreases in thermal solutions, automation projects, field products volumes and the unfavorable impact of foreign currency translation, partially offset by increases in software sales.

•
Advanced Materials sales decreased 9% (decreased 8% organic) for the quarter driven primarily by decreased volumes in fluorine products due to lower demand in automotive refrigerants and the unfavorable impact of foreign currency translation.

Performance Materials and Technologies segment profit decreased due to lower sales volumes, higher sales of lower margin products, and the unfavorable impact of foreign currency translation, partially offset by favorable pricing and productivity, net of inflation. Cost of products and services sold decreased primarily due to lower sales volumes and the favorable impact of foreign currency translation.

Safety and Productivity Solutions

	Three Months Ended March 31,
	2020	2019	% Change
Net sales	$1,424	$1,582	(10)%
Cost of products and services sold	972	1,079
Selling, general and administrative and other expenses	274	291
Segment profit	$178	$212	(16)%

	2020 vs. 2019
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic	(9)%	(15)%
Foreign currency translation	(1)%	(1)%
Acquisitions, divestitures, and other, net	—%	—%
Total % change	(10)%	(16)%

Safety and Productivity Solutions sales decreased for the quarter ended March 31, 2020 primarily due to lower organic sales and the unfavorable impact of foreign currency translation.

•
Sales in Safety decreased 7% (decreased 5% organic) primarily due to lower sales volumes and the unfavorable impact of foreign currency translation. Safety experienced a significant increase in order volume for worker safety equipment in the first quarter due to COVID-19.

•
Sales in Productivity Solutions decreased 12% (decreased 11% organic) primarily attributable to lower sales volumes in Intelligrated and Sensing and IoT, and the unfavorable impact of foreign currency translation.

Safety and Productivity Solutions segment profit decreased primarily due to lower sales volumes, partially offset by higher productivity, net of inflation. Cost of products and services sold decreased for the quarter primarily due to lower sales volume and higher productivity, net of inflation.

Repositioning and Other Charges

Cash spending related to our repositioning actions was $88 million in the three months ended March 31, 2020 and was funded through operating cash flows. We expect cash spending for repositioning actions to be approximately $300 million in 2020 and to be funded through operating cash flows.

B.	Liquidity and Capital Resources

We continue to manage our businesses to maximize operating cash flows as the primary source of liquidity. In addition to our available cash and operating cash flows, we maintain additional sources of liquidity, including committed credit lines, short-term debt from the commercial paper market, long-term borrowings, access to the public debt and equity markets and the ability to access non-U.S. cash as a result of U.S. Tax Reform. We use cash generated through operations to invest in our existing core businesses, acquisitions, share repurchases and dividends.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Three Months Ended March 31,
	2020	2019
Cash provided by (used for):
Operating activities	$939	$1,134
Investing activities	350	(609)
Financing activities	(2,446)	(1,235)
Effect of exchange rate changes on cash	(189)	48
Net increase (decrease) in cash and cash equivalents	$(1,346)	$(662)

Cash provided by operating activities decreased by $195 million primarily due to a $124 million unfavorable impact from working capital and a $77 million increase in net payments for repositioning and other charges, partially offset by a decrease in cash tax payments of $183 million.

Cash provided by investing activities increased by $959 million primarily due to a net $625 million decrease in investments, primarily short term marketable securities, and an increase in cash provided by other investing activities of $327 million.

Cash used for financing activities increased by $1,211 million primarily due to an increase in repurchases of common stock of $1,173 million and a decrease in proceeds from the issuance of common stock of $79 million, partially offset by an increase in net proceeds from the issuance of commercial paper of $83 million.

Liquidity

Each of our businesses is focused on increasing operating cash flows through revenue growth, margin expansion and improved working capital turnover. We believe that cash balances and operating cash flow will continue to be our principal source of liquidity. In addition to the available cash and operating cash flows, additional sources of liquidity include committed credit lines, short-term debt from the commercial paper markets, long-term borrowings, and access to the public debt and equity markets. To date, the Company has not experienced any limitations in our ability to access these sources of liquidity. Also, considering the current economic environment in which each of our businesses operate, our business strategies and our productivity initiatives, we believe that our cash balances and operating cash flows will remain our principal source of liquidity.

We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. As of March 31, 2020, we held $8.8 billion of cash and cash equivalents and short-term investments.

A source of liquidity is our ability to access the commercial paper market. Commercial paper notes are sold at a discount or premium and have a maturity of not more than 365 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing acquisitions. As of March 31, 2020, we had $3.5 billion of commercial paper notes outstanding.

On March 26, 2020, we entered into a Delayed Draw Term Loan Agreement (the “Term Loan Agreement”) with a syndicate of banks. The Term Loan Agreement provides for a two-year, delayed draw term loan facility in the aggregate principal amount of up to $6.0 billion and is maintained for general corporate purposes. We elected to enter into the Term Loan Agreement to maximize financial flexibility, further bolster liquidity, and further strengthen resilience in uncertain times. In addition, on April 10, 2020, the Company entered into a $1.5 billion 364-Day Credit Agreement (the "364-Day Credit Agreement") with a syndicate of banks. This 364-Day Credit Agreement is maintained for general corporate purposes. The 364-Day Credit Agreement replaces the previously reported 364-day credit agreement dated as of April 26, 2019, which was terminated on April 10, 2020.

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

In the three months ended March 31, 2020, the Company repurchased $1,923 million of outstanding shares. In April 2019, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included amounts remaining under, and replaced, the previously approved share repurchase program. As of March 31, 2020, $5.1 billion remained available for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact over the long-term of employee stock-based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we will seek to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

Based on past performance and current expectations, we believe that our operating cash flows will be sufficient to meet our future operating cash needs. Our available cash, committed credit lines and access to the public debt and equity markets, provide additional sources of short-term and long-term liquidity to fund current operations, debt maturities, and future investment opportunities. See Item Part II, 1A Risk Factors for discussion of risks related to the COVID-19 pandemic.

The Company increased the quarterly dividend rate by 10% to $.90 per share of common stock effective with the fourth quarter 2019 dividend.

See Note 11 Long-term Debt and Credit Agreements of Notes to Consolidated Financial Statements for additional discussion of items impacting our liquidity.

C. Other Matters

Litigation

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Item 3. Legal Proceedings in our 2019 Annual Report on Form 10-K and Note 16 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of environmental, asbestos and other litigation matters.

Critical Accounting Policies

The financial information as of March 31, 2020 should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2019 contained in our 2019 Annual Report on Form 10-K.

For a discussion of the Company’s critical accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our 2019 Annual Report on Form 10-K. As of March 31, 2020, there has been no material change in this information.

Item 4.	Controls and Procedures

Honeywell management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure information required to be disclosed in the reports that Honeywell files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer, our Chief Financial Officer, and our Controller, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes that materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the period covered by this Quarterly Report on Form 10-Q.

We have not experienced any material impact to our internal control over financial reporting during the COVID-19 pandemic. Most of our employees worked remotely during the period in which we prepared these financial statements due to the impact of COVID-19. We enhanced our oversight and monitoring during the close and reporting process, including investments in expanded VPN capabilities and higher scrutiny and monitoring of cybersecurity threats. Other than enhancing our oversight and monitoring processes, we did not alter or compromise our disclosure controls and procedures. We are continually monitoring and assessing the need to modify or enhance our disclosure controls to ensure disclosure controls and procedures continue to be effective.

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

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

See Item 3. Legal Proceedings in our 2019 Annual Report on Form 10-K for a discussion of a matter settled in the period covered by this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Other than as noted below, there have been no material changes to the disclosure presented in our 2019 Annual Report on Form 10-K under Item 1A. Risk Factors. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our 2019 Annual Report on Form 10-K.

The global COVID-19 coronavirus pandemic and related impacts may adversely affect our business, financial condition, results of operations, liquidity, and cash flow.

The global spread of the coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope and severity of the pandemic; governmental, business and individual decisions and actions; the impact of the pandemic on economic activity; and the extent to which we or our employees, customers, suppliers, service providers or other business partners may be prevented from conducting normal business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. These factors could, among other things, disrupt the purchasing and payment behaviors of our customers and their end-users; our operations, including our manufacturing activities, the shipment of our products, and the performance of our suppliers and service providers; and our liquidity and cash flow.

•
Customer Risk. Existing and potential customers and their end-users may choose to reduce or delay spending. In particular, lower demand for air travel may continue to cause our customers to delay spending in connection with the manufacturing, repair, overhaul or servicing of aircraft. Customers may also attempt to renegotiate contracts and obtain concessions, face financial constraints on their ability to make payments to us on a timely basis or at all, or discontinue their business operations, and we may be required to discount the pricing of our products, all of which may materially and negatively impact our operating results, financial condition and prospects. In addition, unfavorable customer site conditions, such as closure of or access restrictions to customer facilities, and disruptions to our customers’ third-party logistics, warehousing, inventory management and distribution services may limit our ability to sell products and provide services.

•
Operations Risk. The closure of our facilities, restrictions inhibiting our employees’ ability to access those facilities, and disruptions to the ability of our suppliers or service providers to deliver goods or services to us (including as a result of supplier facility closures or access restrictions, disruptions to their supply chains, and supplier liquidity or bankruptcy risk) could disrupt our ability to provide our services and solutions and result in, among other things, terminations of customer contracts and losses of revenue. Because the COVID-19 pandemic could adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows, we have begun to take and may be required to continue taking significant cost actions, including but not limited to reducing discretionary expenses (such as non-essential travel, contractors, and consultants), reducing hiring, canceling annual merit increases; reducing executive and board of director pay, reducing work schedules across the enterprise, shortening or staggering work schedules to match production with demand, and reducing staffing levels. Remote work and increased frequency of cybersecurity attacks, including phishing and malware attempts that utilize COVID-19-related strategies, increase the risk of a material cybersecurity incident that could result in the loss of proprietary or personal data, render us more vulnerable to future cybersecurity attacks, disrupt our operations, or otherwise cause us reputational or financial harm.

•
Liquidity and Cash Flow Risk. Because of the customer and operations risk described above, our business may not continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may need to use existing cash balances to service our debt, and if such balances are insufficient, then we may be required to adopt one or more alternatives, such as selling assets, restructuring of existing debt, issuing new debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.

The scope and impact of the COVID-19 pandemic is changing rapidly, and additional impacts may arise. A sustained or prolonged COVID-19 outbreak could exacerbate the negative impacts described above, and the resumption of normal business operations may be delayed or constrained by lingering effects on our suppliers, third-party service providers, and/or customers. These effects, alone or taken together, could further impact each of the risks described above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Honeywell purchased 11,652,214 shares of its common stock, par value $1 per share, in the quarter ended March 31, 2020. On April 29, 2019, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included amounts remaining under, and replaced, the previously approved share repurchase program. As of March 31, 2020, $5.1 billion remained available for additional share repurchases. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended March 31, 2020:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
January 2020	—	$—	—	$6,989
February 2020	3,922,888	$178.55	3,922,888	$6,289
March 2020	7,729,326	$158.20	7,729,326	$5,066

Item 4.	Mine Safety Disclosures

One of our wholly-owned subsidiaries has a placer claim for and operates a chabazite ore surface mine in Arizona. Information concerning mine safety and other regulatory matters associated with this mine is required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K and is included in Exhibit 95 to this quarterly report.

Item 5.	Other Information

The Company has determined that in order to maximize financial flexibility, further bolster liquidity, and further strengthen resilience in uncertain times, it will fully utilize and draw on the $6.0 billion aggregate principal amount available under the Delayed Draw Term Loan Agreement described in Note 11 Long-term Debt and Credit Agreements of Notes to Consolidated Financial Statements on or prior to June 26, 2020.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1
Delayed Draw Term Loan Agreement, dated as of March 26, 2020, among Honeywell International Inc., the initial lenders named therein, Citibank, N.A., as administrative agent, and Citibank, N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as syndication agents (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed on March 31, 2020.

10.2
364-Day Credit Agreement, dated as of April 10, 2020, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed on April 10, 2020).

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

101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: May 1, 2020	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)