Form 10-Q
period 2020-06-30
HONEYWELL INTERNATIONAL INC
filed 2020-07-24
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
There were 701,783,165 shares of Common Stock outstanding at June 30, 2020.

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

PART I. FINANCIAL INFORMATION

The financial statements and related footnotes as of June 30, 2020 should be read in conjunction with the financial statements for the year ended December 31, 2019 contained in our 2019 Annual Report on Form 10-K.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions, except per share amounts)
Product sales	$5,743	$6,990	$12,048	$13,703
Service sales	1,734	2,253	3,892	4,424
Net sales	7,477	9,243	15,940	18,127
Costs, expenses and other
Cost of products sold	4,163	4,848	8,537	9,470
Cost of services sold	1,113	1,246	2,273	2,503
	5,276	6,094	10,810	11,973
Selling, general and administrative expenses	1,183	1,387	2,421	2,750
Other (income) expense	(291)	(305)	(608)	(590)
Interest and other financial charges	90	85	163	170
	6,258	7,261	12,786	14,303
Income before taxes	1,219	1,982	3,154	3,824
Tax expense (benefit)	120	426	449	832
Net income	1,099	1,556	2,705	2,992
Less: Net income attributable to the noncontrolling interest	18	15	43	35
Net income attributable to Honeywell	$1,081	$1,541	$2,662	$2,957
Earnings per share of common stock - basic	$1.54	$2.13	$3.77	$4.07
Earnings per share of common stock - assuming dilution	$1.53	$2.10	$3.74	$4.02

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net income	$1,099	$1,556	$2,705	$2,992
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	121	(191)	(155)	14
Prior service (credit) cost recognized	(20)	(20)	(40)	(39)
Pension and other postretirement benefits adjustments	(20)	(20)	(40)	(39)
Cash flow hedges recognized in other comprehensive income (loss)	(91)	10	104	48
Less: Reclassification adjustment for gains (losses) included in net income	(33)	7	22	39
Changes in fair value of effective cash flow hedges	(58)	3	82	9
Other comprehensive income (loss), net of tax	43	(208)	(113)	(16)
Comprehensive income	1,142	1,348	2,592	2,976
Less: Comprehensive income attributable to the noncontrolling interest	21	13	39	37
Comprehensive income attributable to Honeywell	$1,121	$1,335	$2,553	$2,939

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30, 2020	December 31, 2019
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$13,778	$9,067
Short-term investments	1,349	1,349
Accounts receivable - net	6,717	7,493
Inventories	4,753	4,421
Other current assets	1,724	1,973
Total current assets	28,321	24,303
Investments and long-term receivables	626	588
Property, plant and equipment - net	5,327	5,325
Goodwill	15,518	15,563
Other intangible assets - net	3,551	3,734
Insurance recoveries for asbestos related liabilities	379	392
Deferred income taxes	106	86
Other assets	9,776	8,688
Total assets	$63,604	$58,679
LIABILITIES
Current liabilities:
Accounts payable	$5,366	$5,730
Commercial paper and other short-term borrowings	3,531	3,516
Current maturities of long-term debt	967	1,376
Accrued liabilities	7,477	7,476
Total current liabilities	17,341	18,098
Long-term debt	17,591	11,110
Deferred income taxes	1,461	1,670
Postretirement benefit obligations other than pensions	317	326
Asbestos related liabilities	1,894	1,996
Other liabilities	6,627	6,766
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	7,104	6,876
Common stock held in treasury, at cost	(25,685)	(23,836)
Accumulated other comprehensive loss	(3,310)	(3,197)
Retained earnings	39,080	37,693
Total Honeywell shareowners’ equity	18,147	18,494
Noncontrolling interest	219	212
Total shareowners’ equity	18,366	18,706
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$63,604	$58,679

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(Dollars in millions)
Cash flows from operating activities:
Net income	$2,705	$2,992
Less: Net income attributable to the noncontrolling interest	43	35
Net income attributable to Honeywell	2,662	2,957
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	314	335
Amortization	179	221
Repositioning and other charges	342	210
Net payments for repositioning and other charges	(309)	(85)
Pension and other postretirement income	(423)	(322)
Pension and other postretirement benefit payments	(23)	(45)
Stock compensation expense	78	75
Deferred income taxes	(277)	44
Other	(285)	5
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	776	98
Inventories	(331)	(273)
Other current assets	106	(239)
Accounts payable	(364)	(8)
Accrued liabilities	(26)	(161)
Net cash provided by (used for) operating activities	2,419	2,812
Cash flows from investing activities:
Expenditures for property, plant and equipment	(366)	(312)
Proceeds from disposals of property, plant and equipment	7	10
Increase in investments	(1,671)	(2,274)
Decrease in investments	1,589	2,163
Receipts (payments) from settlements of derivative contracts	83	70
Net cash provided by (used for) investing activities	(358)	(343)
Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	7,165	7,114
Payments of commercial paper and other short-term borrowings	(7,094)	(7,115)
Proceeds from issuance of common stock	97	378
Proceeds from issuance of long-term debt	7,101	29
Payments of long-term debt	(1,218)	(84)
Repurchases of common stock	(1,985)	(2,650)
Cash dividends paid	(1,285)	(1,203)
Other	(40)	(32)
Net cash provided by (used for) financing activities	2,741	(3,563)
Effect of foreign exchange rate changes on cash and cash equivalents	(91)	32
Net increase (decrease) in cash and cash equivalents	4,711	(1,062)
Cash and cash equivalents at beginning of period	9,067	9,287
Cash and cash equivalents at end of period	$13,778	$8,225

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Shareowners' Equity
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Shares	$	Shares	$	Shares	$	Shares	$
	(Dollars in millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		7,047		6,652		6,876		6,452
Issued for employee savings and option plans		23		94		150		253
Stock-based compensation expense		34		34		78		75
Ending balance		7,104		6,780		7,104		6,780
Treasury stock
Beginning balance	(255.8)	(25,643)	(229.9)	(20,392)	(246.5)	(23,836)	(228.0)	(19,771)
Reacquired stock or repurchases of common stock	(0.4)	(62)	(11.1)	(1,900)	(12.1)	(1,985)	(16.2)	(2,650)
Issued for employee savings and option plans	0.4	20	2.9	136	2.8	136	6.1	265
Ending balance	(255.8)	(25,685)	(238.1)	(22,156)	(255.8)	(25,685)	(238.1)	(22,156)
Retained earnings
Beginning balance		38,635		34,794		37,693		33,978
Net income attributable to Honeywell		1,081		1,541		2,662		2,957
Dividends on common stock		(636)		(594)		(1,275)		(1,194)
Ending balance		39,080		35,741		39,080		35,741
Accumulated other comprehensive income (loss)
Beginning balance		(3,353)		(3,246)		(3,197)		(3,437)
Foreign exchange translation adjustment		121		(191)		(155)		14
Pensions and other postretirement benefit adjustments		(20)		(19)		(40)		(39)
Changes in fair value of effective cash flow hedges		(58)		3		82		9
Ending balance		(3,310)		(3,453)		(3,310)		(3,453)
Noncontrolling interest
Beginning balance		221		189		212		178
Acquisitions, divestitures, and other		—		—		(6)		—
Net income attributable to noncontrolling interest		18		15		43		35
Foreign exchange translation adjustment		3		(2)		(4)		2
Dividends paid		(23)		(12)		(26)		(25)
Ending balance		219		190		219		190
Total shareowners' equity	701.8	18,366	719.5	18,060	701.8	18,366	719.5	18,060
Cash dividends per share of common stock		$0.900		$0.820		$1.800		$1.640
Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or “the Company”) at June 30, 2020 and December 31, 2019, the cash flows for the six months ended June 30, 2020 and June 30, 2019 and the results of operations for the three and six months ended June 30, 2020 and June 30, 2019. The results of operations for the three and six months ended June 30, 2020 and cash flows for the six months ended June 30, 2020 should not necessarily be taken as indicative of the entire year.

We report our quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three and six months ended June 30, 2020 and June 30, 2019 were June 27, 2020 and June 29, 2019.

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

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 3. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Severance	$254	$75	$320	$106
Asset impairments	4	—	6	11
Exit costs	15	11	30	29
Reserve adjustments	(18)	(2)	(31)	(4)
Total net repositioning charge	255	84	325	142
Asbestos related litigation charges, net of insurance and reimbursements	9	6	20	17
Probable and reasonably estimable environmental liabilities, net of reimbursements	6	39	14	53
Other	10	(3)	(17)	(2)
Total net repositioning and other charges	$280	$126	$342	$210

The following table summarizes the pretax distribution of total net repositioning and other charges by classification:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of products and services sold	$175	$74	$195	$129
Selling, general and administrative expenses	105	52	147	81
	$280	$126	$342	$210

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Aerospace	$107	$4	$118	$20
Honeywell Building Technologies	33	—	58	8
Performance Materials and Technologies	84	34	105	33
Safety and Productivity Solutions	11	43	17	48
Corporate	45	45	44	101
	$280	$126	$342	$210

In the three months ended June 30, 2020, we recognized gross repositioning charges totaling $273 million including severance costs of $254 million related to workforce reductions of 7,805 manufacturing and administrative positions across all of our segments, with a majority of the workforce reductions in Aerospace and Performance Materials and Technologies. The workforce reductions primarily related to the Company aligning its cost structure with the current and anticipated slowdown in demand for many of our products and services due to the global recession, and our ongoing productivity and functional transformation initiatives.

In the three months ended June 30, 2019, we recognized gross repositioning charges totaling $86 million including severance costs of $75 million related to workforce reductions of 1,266 manufacturing and administrative positions mainly in Performance Materials and Technologies and Safety and Productivity Solutions. The workforce reductions related to our productivity and ongoing functional transformation initiatives.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

In the six months ended June 30, 2020, we recognized gross repositioning charges totaling $356 million including severance costs of $320 million related to workforce reductions of 9,929 manufacturing and administrative positions across our segments, with a majority of the reductions in Aerospace and Performance Materials and Technologies. The workforce reductions primarily related to the Company aligning its cost structure with the current and anticipated slowdown in demand for many of our products and services due to the global recession, and our ongoing productivity and functional transformation initiatives. Also, $31 million of previously established reserves, primarily for severance, were returned to income mainly as a result of higher attrition than anticipated in prior severance programs resulting in lower severance payments.

In the six months ended June 30, 2019, we recognized gross repositioning charges totaling $146 million including severance costs of $106 million related to workforce reductions of 2,313 manufacturing and administrative positions across all segments. The workforce reductions related to our productivity and ongoing functional transformation initiatives and to site transitions in Aerospace to more cost-effective locations.

The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
December 31, 2019	$555	$—	$96	$651
Charges	320	6	30	356
Usage - cash	(135)	—	(37)	(172)
Usage - noncash	—	(6)	—	(6)
Foreign currency translation	4	—	—	4
Adjustments	(30)	—	(1)	(31)
June 30, 2020	$714	$—	$88	$802

Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the six months ended June 30, 2020 and 2019 were $19 million and $11 million, respectively.

Note 4. Other (Income) Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$(22)	$(63)	$(66)	$(130)
Pension ongoing income – non-service	(236)	(185)	(473)	(369)
Other postretirement income – non-service	(14)	(11)	(27)	(23)
Equity income of affiliated companies	(15)	(11)	(27)	(20)
Loss (gain) on sale of non-strategic business and assets	—	(1)	—	(1)
Foreign exchange	(3)	(43)	(15)	(54)
Other (net)	(1)	9	—	7
	$(291)	$(305)	$(608)	$(590)

Note 5. Income Taxes

The effective tax rate was lower than the U.S. federal statutory rate of 21% and decreased during 2020 compared to 2019 primarily due to the favorable resolution of a foreign tax matter related to the previously completed spin-off transactions, tax law changes in India, and the resolution of certain U.S. tax matters.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 6. Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
Basic	2020	2019	2020	2019
Net income attributable to Honeywell	$1,081	$1,541	$2,662	$2,957
Weighted average shares outstanding	702.3	723.2	705.9	726.4
Earnings per share of common stock	$1.54	$2.13	$3.77	$4.07

	Three Months Ended June 30,		Six Months Ended June 30,
Assuming Dilution	2020	2019	2020	2019
Net income attributable to Honeywell	$1,081	$1,541	$2,662	$2,957
Average Shares
Weighted average shares outstanding	702.3	723.2	705.9	726.4
Dilutive securities issuable - stock plans	5.8	9.8	6.7	9.5
Total weighted average shares outstanding	708.1	733.0	712.6	735.9
Earnings per share of common stock	$1.53	$2.10	$3.74	$4.02

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and six months ended June 30, 2020, the weighted average number of stock options excluded from the computations were 7.8 million and 6.1 million. For the three and six months ended June 30, 2019, the weighted average number of stock options excluded from the computations were 3.0 million and 3.0 million. These stock options were outstanding at the end of each of the respective periods.

As of June 30, 2020 and 2019, total shares outstanding were 701.8 million and 719.5 million and as of June 30, 2020 and 2019, total shares issued were 957.6 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Aerospace
Commercial Aviation Original Equipment	$449	$734	$1,121	$1,493
Commercial Aviation Aftermarket	653	1,421	2,033	2,782
Defense and Space	1,441	1,353	2,750	2,574
	2,543	3,508	5,904	6,849
Honeywell Building Technologies
Products	664	843	$1,412	$1,653
Building Solutions	513	607	1,046	1,186
	1,177	1,450	2,458	2,839
Performance Materials and Technologies
UOP	517	703	1,111	1,313
Process Solutions	1,093	1,289	2,244	2,535
Specialty Products	272	265	525	534
Fluorine Products	336	478	735	925
	2,218	2,735	4,615	5,307
Safety and Productivity Solutions
Safety and Retail	511	557	1,013	1,095
Productivity Products	227	267	478	538
Warehouse and Workflow Solutions	595	501	1,089	1,060
Sensing & Internet-of-Things (IoT)	206	225	383	439
	1,539	1,550	2,963	3,132
Net sales	$7,477	$9,243	$15,940	$18,127

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

The Company recognizes revenue arising from performance obligations outlined in contracts with its customers that are satisfied at a point in time and over time. The disaggregation of our revenue based off timing of recognition is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Products, transferred point in time	61%	61%	61%	61%
Products, transferred over time	16	14	15	15
Net product sales	77	75	76	76
Services, transferred point in time	7	8	8	8
Services, transferred over time	16	17	16	16
Net service sales	23	25	24	24
Net sales	100%	100%	100%	100%

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

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.

The following table summarizes the Company's contract assets and liabilities balances:

	2020	2019
Contract assets - January 1	$1,602	$1,548
Contract assets - June 30	1,760	1,777
Change in contract assets - increase (decrease)	$158	$229

Contract liabilities - January 1	$(3,501)	$(3,378)
Contract liabilities - June 30	(3,574)	(3,237)
Change in contract liabilities - decrease (increase)	$(73)	$141

Net change	$85	$370

The net change for the six months ended June 30, 2020 and June 30, 2019 was primarily driven by the recognition of revenue as performance obligations were satisfied prior to billing exceeding receipt of advance payments from customers.

For the three and six months ended June 30, 2020, we recognized revenue of $315 million and $1,203 million that was previously included in the beginning balance of contract liabilities. For the three and six months ended June 30, 2019, we recognized revenue of $260 million and $980 million that was previously included in the beginning balance of contract liabilities.

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

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When our contracts with customers require highly complex integration or manufacturing services that are not separately identifiable from other promises in the contracts and, therefore, not distinct, then the entire contract is accounted for as a single performance obligation. In situations when our contract includes distinct goods or services that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct goods or services. For any contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on the estimated relative standalone selling price of each distinct good or service in the contract. For product sales, each product sold to a customer typically represents a distinct performance obligation. In such cases, the observable standalone sales are used to determine the standalone selling price.

Performance obligations are satisfied as of a point in time or over time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract.

The following table outlines the Company's remaining performance obligations disaggregated by segment:

June 30, 2020
Aerospace	$10,198
Honeywell Building Technologies	5,421
Performance Materials and Technologies	6,565
Safety and Productivity Solutions	3,535
$25,719

Performance obligations recognized as of June 30, 2020 will be satisfied over the course of future periods. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 56% and 44%, respectively.

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

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 8. Accounts Receivable - Net

	June 30, 2020	December 31, 2019
Trade	$6,894	$7,639
Less - Allowance for doubtful accounts	(177)	(146)
	$6,717	$7,493

Trade receivables include $1,721 million and $1,586 million of unbilled balances under long-term contracts as of June 30, 2020 and December 31, 2019. These amounts are billed in accordance with the terms of the customer contracts to which they relate.

Note 9. Inventories

	June 30, 2020	December 31, 2019
Raw materials	$1,113	$1,056
Work in process	836	817
Finished products	2,839	2,593
	4,788	4,466
Reduction to LIFO cost basis	(35)	(45)
	$4,753	$4,421

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 10. Leases

        The Company's operating and finance lease portfolio is described in Note 14, Leases of the Notes to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.

        Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2020	2019
Net right-of-use assets obtained in exchange for lease obligations:
Operating leases	100	26
Finance leases	17	8
Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019
Operating leases
Other assets	$714	$673
Accrued liabilities	168	171
Other liabilities	592	534
Total operating lease liabilities	$760	$705
Financing leases
Property, plant and equipment	$358	$361
Accumulated depreciation	(158)	(152)
Property, plant and equipment - net	$200	$209
Current maturities of long-term debt	61	59
Long-term debt	144	156
Total financing lease liabilities	$205	$215

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 11. Long-term Debt and Credit Agreements

	June 30, 2020	December 31, 2019
0.65% Euro notes due 2020	—	1,123
4.25% notes due 2021	800	800
1.85% notes due 2021	1,500	1,500
2.15% notes due 2022	600	600
Floating rate notes due 2022	600	600
Term Loan due 2022	3,000	—
1.30% Euro notes due 2023	1,401	1,404
3.35% notes due 2023	300	300
0.00% Euro notes due 2024	560	—
2.30% notes due 2024	750	750
1.35% notes due 2025	1,250	—
2.50% notes due 2026	1,500	1,500
2.25% Euro notes due 2028	841	842
2.70% notes due 2029	750	750
1.95% notes due 2030	1,000	—
0.75% Euro notes due 2032	560	—
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
2.80% notes due 2050	750	—
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 8.0% weighted average maturing at various dates through 2025	357	278
	18,558	12,486
Less: current portion	(967)	(1,376)
	$17,591	$11,110

On May 18, 2020, the Company issued $1.25 billion 1.35% Senior Notes due 2025, $1.0 billion 1.95% Senior Notes due 2030, and $750 million 2.80% Senior Notes due 2050 (collectively, the "2020 Notes") to replace $3.0 billion of undrawn commitments under the $6.0 billion delayed draw term loan facility, referenced below. The 2020 Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell's existing and future senior unsecured debt and senior to all of Honeywell's subordinated debt. The offering resulted in gross proceeds of $3.0 billion, offset by $27 million in discount and closing costs related to the offering.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

On March 26, 2020, the Company entered into a Delayed Draw Term Loan Agreement (the “Term Loan Agreement”) with a syndicate of banks. The Term Loan Agreement provided for a two-year, delayed draw term loan facility in the aggregate principal amount of $6.0 billion. Effective May 22, 2020, the Company permanently reduced the undrawn commitments under the Term Loan Agreement by an aggregate amount of $3.0 billion. On June 24, 2020, the Company fully drew on the remaining $3.0 billion of commitments under the Term Loan Agreement at a variable interest rate equal to the one-month LIBOR plus the applicable margin of 1.25%. The draw resulted in gross proceeds of $3.0 billion offset by $7 million in closing costs related to the borrowing. The amount borrowed under the Term Loan Agreement may not be reborrowed and is required to be repaid no later than March 26, 2022, unless the Term Loan Agreement is terminated earlier pursuant to its terms. Commitments under the Term Loan Agreement can be increased pursuant to the terms of the Term Loan Agreement by an aggregate amount not to exceed $2.0 billion. As of June 30, 2020, there were $3.0 billion of borrowings outstanding under the Term Loan Agreement, and there were no undrawn commitments remaining under the Term Loan Agreement.

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

On February 21, 2020, the Company paid its 0.65% Euro notes due 2020.
On April 10, 2020, the Company entered into a $1.5 billion 364-Day Credit Agreement (the "364-Day Credit Agreement") with a syndicate of banks. This 364-Day Credit Agreement is maintained for general corporate purposes. The 364-Day Credit Agreement replaces the previously reported 364-day credit agreement dated as of April 26, 2019, which was terminated on April 10, 2020. As of June 30, 2020, there are no outstanding borrowings under the 364-Day Credit Agreement.

Note 12. Financial Instruments and Fair Value Measures

Our credit, market, foreign currency and interest rate risk management policies are described in Note 15, Financial Instruments and Fair Value Measures of Notes to Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30, 2020	December 31, 2019
Assets:
Foreign currency exchange contracts	$457	$291
Available for sale investments	1,514	1,523
Interest rate swap agreements	244	38
Cross currency swap agreements	52	51
Liabilities:
Foreign currency exchange contracts	$50	$21
Interest rate swap agreements	—	13

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

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper (of which $669 million and $3,513 million was Euro denominated as of June 30, 2020 and December 31, 2019) and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value.

The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$148	$145	$129	$127
Liabilities
Long-term debt and related current maturities	$18,558	$19,837	$12,486	$13,578

The following table sets forth the amounts on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

Line in the Consolidated Balance Sheet of Hedged Item	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Long-term debt	$4,194	$3,975	$244	$25

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

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three and six months ended June 30, 2020, we recognized $14 million and $219 million of gains in earnings on interest rate swap agreements. For the three and six months ended June 30, 2019, we recognized $37 million and $63 million of gains in earnings on interest rate swap agreements. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

The Company economically hedges its exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. For the three and six months ended June 30, 2020, we recognized $217 million of expense and $67 million of income in Other (income) expense. For the three and six months ended June 30, 2019, we recognized $96 million and $49 million of income in Other (income) expense. As of June 30, 2020, cash collateral received that has not been offset against our derivatives of $420 million was recorded in Accrued liabilities and Other assets.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

The following tables summarize the location and impact to the Consolidated Statement of Operations related to fair value and cash flow hedging relationships:

	Three Months Ended June 30, 2020
	Revenue	Cost of Products Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$7,477	$4,163	$1,183	$(291)	$90
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	(1)	3	(3)	(42)	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	4	—	9	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged items	—	—	—	—	(14)
Derivatives designated as hedges	—	—	—	—	14

	Three Months Ended June 30, 2019
	Revenue	Cost of Products Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$9,243	$4,848	$1,387	$(305)	$85
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	1	8	1	—	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	6	—	9	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged items	—	—	—	—	(37)
Derivatives designated as hedges	—	—	—	—	37

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Six Months Ended June 30, 2020
	Revenue	Cost of Products Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$15,940	$8,537	$2,421	(608)	$163
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	(1)	30	(3)	(2)	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	8	—	17	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	(219)
Derivatives designated as hedges	—	—	—	—	219

	Six Months Ended June 30, 2019
	Revenue	Cost of Products Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$18,127	$9,470	$2,750	$(590)	$170
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	1	24	1	24	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	11	—	18	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	(63)
Derivatives designated as hedges	—	—	—	—	63

The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Net Investment Hedging Relationships	2020	2019	2020	2019
Euro-denominated long-term debt	$(62)	$(43)	$62	$26
Euro-denominated commercial paper	(15)	(44)	55	27
Cross currency swap	7	(8)	(19)	5
Foreign currency exchange contracts	(102)	(2)	(18)	5

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 13. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2019	$(2,566)	$(675)	$44	$(3,197)
Other comprehensive income (loss) before reclassifications	(148)	—	104	(44)
Amounts reclassified from accumulated other comprehensive income	(7)	(40)	(22)	(69)
Net current period other comprehensive income (loss)	(155)	(40)	82	(113)
Balance at June 30, 2020	$(2,721)	$(715)	$126	$(3,310)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2018	$(2,709)	$(761)	$33	$(3,437)
Other comprehensive income (loss) before reclassifications	21	—	48	69
Amounts reclassified from accumulated other comprehensive income	(7)	(39)	(39)	(85)
Net current period other comprehensive income (loss)	14	(39)	9	(16)
Balance at June 30, 2019	$(2,695)	$(800)	$42	$(3,453)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales
Aerospace
Products	$1,633	$2,174	$3,712	$4,249
Services	910	1,334	2,192	2,600
Total	2,543	3,508	5,904	6,849
Honeywell Building Technologies
Products	865	1,119	1,835	2,192
Services	312	331	623	647
Total	1,177	1,450	2,458	2,839
Performance Materials and Technologies
Products	1,793	2,238	3,707	4,308
Services	425	497	908	999
Total	2,218	2,735	4,615	5,307
Safety and Productivity Solutions
Products	1,452	1,459	2,794	2,954
Services	87	91	169	178
Total	1,539	1,550	2,963	3,132
	$7,477	$9,243	$15,940	$18,127
Segment profit
Aerospace	$528	$907	$1,465	$1,745
Honeywell Building Technologies	250	300	512	571
Performance Materials and Technologies	419	644	931	1,208
Safety and Productivity Solutions	213	191	391	403
Corporate	(25)	(72)	(66)	(148)
Total segment profit	1,385	1,970	3,233	3,779
Interest and other financial charges	(90)	(85)	(163)	(170)
Stock compensation expense(a)	(34)	(34)	(78)	(75)
Pension ongoing income(b)	198	148	396	299
Other postretirement income(b)	14	11	27	23
Repositioning and other charges(c)	(280)	(126)	(342)	(210)
Other(d)	26	98	81	178
Income before taxes	$1,219	$1,982	$3,154	$3,824

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

Note 15. Pension Benefits

Net periodic pension benefit costs for our significant defined benefit plans include the following components:

	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$24	$21	$49	$42
Interest cost	115	154	230	307
Expected return on plan assets	(283)	(279)	(567)	(558)
Amortization of prior service (credit)	(10)	(11)	(21)	(22)
	$(154)	$(115)	$(309)	$(231)

	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$5	$6	$11	$12
Interest cost	26	36	52	72
Expected return on plan assets	(81)	(83)	(165)	(167)
Amortization of prior service (credit)	—	—	—	—
	$(50)	$(41)	$(102)	$(83)

During the three months ended June 30, 2020, the Company did not purchase any Honeywell shares from the Honeywell U.S. Pension Plan Master Trust. During the six months ended June 30, 2020, the Company repurchased $100 million of outstanding Honeywell shares from the Honeywell U.S. Pension Plan Master Trust. During the three and six months ended June 30, 2019, the Company repurchased $100 million and $200 million of outstanding Honeywell shares from the Honeywell U.S. Pension Plan Master Trust.

Note 16. Commitments and Contingencies

Environmental Matters

Our environmental matters are described in Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2019	$709
Accruals for environmental matters deemed probable and reasonably estimable	83
Environmental liability payments	(79)
Other	(4)
June 30, 2020	$709

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Environmental liabilities are included in the following balance sheet accounts:

	June 30, 2020	December 31, 2019
Accrued liabilities	$222	$222
Other liabilities	487	487
	$709	$709

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

In conjunction with the Resideo Technologies, Inc. ("Resideo") spin-off, the Company entered into an indemnification and reimbursement agreement with a Resideo subsidiary, pursuant to which Resideo’s subsidiary has an ongoing obligation to make cash payments to Honeywell in amounts equal to 90 percent of Honeywell’s annual net spending for environmental matters at certain sites as defined in the agreement. The amount payable to Honeywell in any given year is subject to a cap of $140 million, and the obligation will continue until the earlier of December 31, 2043, or December 31 of the third consecutive year during which the annual payment obligation is less than $25 million.

Reimbursements associated with this agreement are collected from Resideo quarterly and were $35 million in the six months ended June 30, 2020. On April 21, 2020, the Company and Resideo agreed to amend certain agreements, including the indemnification and reimbursement agreement, to among other things extend the payment due dates to July 30, 2020 for both the reimbursement amount of $35 million (originally due on April 30, 2020) and the royalty payments of approximately $7 million (originally due on May 30, 2020 under the Trademark License Agreement). As the Company incurs costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90 percent of such costs is also recorded. This receivable amount recorded in the six months ended June 30, 2020 was $69 million. As of June 30, 2020, Other Current Assets and Other Assets includes $140 million and $479 million representing the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.

Asbestos Matters

Honeywell is named in asbestos related personal injury claims related to North American Refractories Company (“NARCO”), which was sold in 1986, and Bendix Friction Materials (“Bendix”) business, which was sold in 2014.

The following tables summarize information concerning NARCO and Bendix asbestos-related balances:

Asbestos-Related Liabilities
	Bendix	NARCO	Total
December 31, 2019	$1,499	$858	$2,357
Accrual for update to estimated liability	31	10	41
Asbestos related liability payments	(100)	(42)	(142)
June 30, 2020	$1,430	$826	$2,256

Insurance Recoveries for Asbestos-Related Liabilities
	Bendix	NARCO	Total
December 31, 2019	$153	$281	$434
Insurance receipts for asbestos-related liabilities	(6)	(7)	(13)
Insurance receivables settlements	—	—	—
June 30, 2020	$147	$274	$421

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

        NARCO and Bendix asbestos-related balances are included in the following balance sheet accounts:

	June 30, 2020	December 31, 2019
Other current assets	$42	$42
Insurance recoveries for asbestos-related liabilities	379	392
	$421	$434
Accrued liabilities	$362	$361
Asbestos-related liabilities	1,894	1,996
	$2,256	$2,357

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

After the NARCO Trust became effective in 2013, the $743 million NARCO Trust Liability was then comprised of:

(i)liability for unasserted claims; and
(ii)liability for claims asserted after the NARCO Trust became operational but not yet paid.

Although we know the number of claims filed with the NARCO Trust each year, we are not able to determine at this time the portion of the NARCO Trust Liability which represents asserted versus unasserted claims due to the lack of sufficiently reliable claims data because of the claims processing issues described previously.

Honeywell continues to maintain the 2006 NARCO Trust Liability Estimate (the $743 million accrual less payments made by Honeywell to the NARCO Trust for Annual Contribution Claims since the beginning of the fourth quarter of 2019), as there has not been sufficiently reliable claims data history to enable the Company to update that liability.

As of December 31, 2019, all cash dividends paid to the NARCO Trust by HWI had been used to pay Annual Contribution Claims. In the six months ended June 30, 2020, Honeywell funded $35 million to the NARCO Trust for the payment of Annual Contribution Claims.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

As of June 30, 2020, the Company's total NARCO asbestos liability of $826 million reflects Pre-bankruptcy NARCO Liability of $147 million and NARCO Trust Liability of $679 million (the $743 million accrual for the 2006 NARCO Trust Liability Estimate was reduced by $64 million of payments by Honeywell to the NARCO Trust for Annual Contribution Claims since HWI cash dividend funding was fully exhausted in the fourth quarter of 2019 and there have been no further dividends from HWI). Through June 30, 2020, Pre-bankruptcy NARCO Liability has been reduced by approximately $2 billion since first established in 2002, largely related to settlement payments. The remaining Pre-bankruptcy NARCO Liability principally represents estimated amounts owed pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the NARCO Trust subject to qualification under the terms of the settlement agreements and Trust Distribution Procedures. The other NARCO bankruptcy related obligations were paid in 2013 and no further liability is recorded.

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

Our insurance receivable of $274 million as of June 30, 2020, corresponding to the estimated liability for asserted and unasserted NARCO asbestos claims, reflects coverage which reimburses Honeywell for portions of NARCO-related indemnity and defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. We conduct analyses to estimate the probable amount of insurance that is recoverable for asbestos claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding insurers.

Bendix Products—Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix-related asbestos claims activity:

	Six Months Ended June 30,	Years Ended December 31,
Claims Activity	2020	2019	2018
Claims unresolved at the beginning of period	6,480	6,209	6,280
Claims filed	1,013	2,659	2,430
Claims resolved	(1,195)	(2,388)	(2,501)
Claims unresolved at the end of period	6,298	6,480	6,209

Disease Distribution of Unresolved Claims	June 30,	December 31,
	2020	2019	2018
Mesothelioma and other cancer claims	3,278	3,399	2,949
Nonmalignant claims	3,020	3,081	3,260
Total claims	6,298	6,480	6,209

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

In conjunction with the Garrett Motion, Inc. ("Garrett") spin-off, the Company entered into an indemnification and reimbursement agreement with a Garrett subsidiary, pursuant to which Garrett’s subsidiary will have an obligation to make cash payments to Honeywell in amounts equal to (i) 90% of Honeywell’s asbestos-related liability payments primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments, including the legal costs of defending and resolving such liabilities, less (ii) 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The amount payable to Honeywell in respect of such liabilities arising in any given year is subject to a cap of approximately Euro 150 million (equivalent to $175 million at the time the indemnification and reimbursement agreement was entered into). The obligation will continue until the earlier of December 31, 2048, or December 31 of the third consecutive year during which the annual obligation is less than the Euro equivalent, at the fixed exchange rate at the time the indemnification and reimbursement agreement was entered into, of $25 million.

As the Company incurs costs for matters covered by the indemnification and reimbursement agreement, a corresponding receivable from Garrett is recorded for 90 percent of those costs as determined by the terms of the agreement.

In Garrett’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2020, Garrett disclosed certain conditions and events which it indicated raise substantial doubt as to Garrett’s ability to continue as a going concern.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

On June 12, 2020, the Company and Garrett entered into an amendment of the indemnification and reimbursement agreement in connection with Garrett’s amendment of its 2018 credit agreement. These amendments provide Garrett with temporary financial covenant relief with respect to the total leverage and interest coverage ratios, for a period that could extend to as late as June 30, 2022. Garrett’s payments to the Company under the indemnification and reimbursement agreement are deferred to the extent Garrett is (or to the extent such payments would cause Garrett to be) out of compliance with the original financial covenants and resume to the extent Garrett is in compliance with such original financial covenants. Any deferred amounts will be paid to the extent Garrett is in compliance with such original financial covenants and has available capacity to make such payments pursuant to the terms of the indemnification and reimbursement agreement and its current credit agreement. The Company and Garrett also concurrently entered into the litigation status agreement discussed below.

The receivable amount recorded in connection with the indemnification and reimbursement agreement in the six months ended June 30, 2020 was $26 million. Amounts associated with the indemnification and reimbursement agreement are collected from Garrett quarterly, and as a consequence of the extension referenced below, such amounts were $36 million in the six months ended June 30, 2020.

As of June 30, 2020, Other Current Assets and Other Assets includes $2 million and $1,068 million representing the short-term and long-term portion of the receivable amount due from Garrett under the indemnification and reimbursement agreement.

We continue to closely monitor changes in Garrett’s financial condition using available information, including the amendment to its 2018 credit agreement, to estimate future cash flows and assess collectability of outstanding receivables under the indemnification and reimbursement agreement. We believe the receivable due from Garrett as of June 30, 2020 is collectable.

On December 2, 2019, Garrett Motion Inc. and Garrett ASASCO Inc. filed a Summons with Notice and commenced a lawsuit in the Commercial Division of the Supreme Court of the State of New York, County of New York, seeking to invalidate the indemnification and reimbursement agreement between Garrett and Honeywell. Garrett seeks damages and a declaratory judgment based on various claims set forth in the Summons with Notice. On January 15, 2020, Garrett filed its complaint in the action, which asserted the same claims, and on March 5, 2020, we filed a Motion to Dismiss. On June 12, 2020, Honeywell and Garrett entered into a litigation status agreement pursuant to which (i) the parties agreed to make good faith efforts to limit near-term litigation spend on this matter, and (ii) the Company agreed to extend both the $2 million payment owed by Garrett to the Company on May 1, 2020 under the indemnification and reimbursement agreement and the $18 million payment owed by Garrett to the Company on April 1, 2020 under the tax matters agreement that the parties executed in connection with the spin-off until December 31, 2020 (which amounts, as previously disclosed, had been deferred to May 31, 2020). On July 17, 2020, the Company received a notice from Garrett asserting that Honeywell has caused material breaches of the tax matters agreement and that the tax matters agreement is unenforceable. We strongly believe that Garrett's allegations have no merit, nor are they material to Honeywell. We believe we have fully complied with our obligations under the indemnification and reimbursement agreement and the tax matters agreement and that both agreements are enforceable.

On October 31, 2018, David Kanefsky, a Honeywell shareholder, filed a putative class action complaint in the U.S. District Court for the District of New Jersey alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 related to the prior accounting for Bendix asbestos claims. An Amended Complaint was filed on December 30, 2019, and on February 7, 2020, we filed a Motion to Dismiss. On May 18, 2020, the court denied our Motion to Dismiss. We believe the claims have no merit.

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

Plaintiffs sought rehearing en banc from the Sixth Circuit Court of Appeals, which petition was denied. Plaintiffs last avenue of appeal is a petition for certiorari with the Supreme Court of the United States, but it is unknown at this time whether they will do so. If plaintiffs choose to make that filing, Honeywell does not believe they will be successful.

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share amounts)

The following Management Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or “the Company”) for the three months (quarter) and six months ended June 30, 2020. The financial information as of June 30, 2020 should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2019 contained in our 2019 Annual Report on Form 10-K.

COVID-19 UPDATE

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Asia. Over the next several months, COVID-19 quickly spread across the world. In March 2020, the WHO declared COVID-19 a worldwide pandemic. As of June 30, 2020, the virus continues to spread, infecting more than 10 million people worldwide. No vaccine is currently available.

Governments took unprecedented actions to contain the spread of COVID-19, temporarily shutting down non-essential businesses, issuing stay at home or “shelter in place” orders and asking citizens to avoid all non-essential travel. In certain situations, governments closed borders and issued mandatory quarantines. Companies were asked, in many cases were required, to allow non-essential employees to work remotely. Consumer spending declined, global travel demand declined significantly, and the world entered a global recession.

These events impacted our business operations in multiple ways. In the first quarter of 2020, we quickly responded to the changing environment. In January 2020, we implemented policies in select countries within Asia to restrict travel and require employees to work from home for all roles that allow for remote work. In March 2020, we expanded this work from home policy to include our employees worldwide. We actively monitored the changing government rules and regulations for each of our locations worldwide.

We developed a “return to workplace” program. We prepared procedures for the eventual return of our employees to office sites and trained our local site leaders. We initiated a phased program to return our employees to the workplace. As of June 30, 2020, outside of India, most of our employees in Asia have returned to the workplace. We also returned workers to select office sites within Europe. In most countries in the world, including the U.S., most of our non-manufacturing employees continue to work from home (for all roles that allow for remote work).

The global recession resulted in a slow-down in demand for many of the products and services that we offer. The impact on each of our businesses is outlined below:

•Aerospace – The decline in global travel negatively impacted many of our customers, resulting in lower demand for our products from original equipment manufacturers (OEMs) and negatively impacted demand for our aftermarket businesses. As a result, this segment's sales and profits declined in the three months ended June 30, 2020, compared to the three months ended March 31, 2020.

•Performance Materials and Technologies – Many of our customers operate in the oil and gas industry. The decline in global travel, coupled with excessive oil and gas supply, negatively impacted many of our customers and resulted in lower demand for our products. As a result, this segment's sales and profits declined in the three months ended June 30, 2020, compared to the three months ended March 31, 2020.

•Honeywell Building Technologies – Our customers own or manage buildings in a variety of industries including commercial real estate, hospitality, government, healthcare, banking and education. The global recession impacted many of these industries, resulting in a reduction of discretionary spending. As a result, this segment experienced lower demand for our products, and segment sales and profits declined in the three months ended June 30, 2020, compared to the three months ended March 31, ,2020.

•Safety and Productivity Solutions – The global pandemic created significant demand for our respiratory personal protective equipment ("PPE") driving increases in sales and profits in the three months ended June 30, 2020, compared to the three months ended March 31, 2020.

As a result of the slowdown in demand for our products, we implemented several cost reduction programs across each of our businesses. We canceled our 2020 merit increases and reduced executive and Board of Director compensation. We initiated reduced work schedules across the company and implemented permanent census reductions.

We also took several steps to secure additional liquidity. In March 2020, we entered into a Delayed Draw Term Loan Agreement, which provided $6 billion of available liquidity. In May 2020, we completed a public Senior Notes offering, which provided $3 billion of available liquidity and we permanently reduced the available proceeds under the Delayed Draw Term Loan Agreement by $3 billion. In June 2020, we fully drew on the remaining $3 billion of proceeds under the Delayed Draw Term Loan Agreement. As of June 30, 2020, we held $15.1 billion of available cash and short-term investments.

We continue to monitor and respond to the changing conditions created by the pandemic.

Employee Health, Safety, and Economic Wellness

We continue to monitor the COVID-19 situation and its impacts globally. We are prioritizing the health and safety of our employees. Out of an abundance of caution for the health of our employees and to support local government initiatives to stem the spread of the virus, we implemented several precautions at various sites around the world at all times in compliance with local government requirements and Centers for Disease Control and Prevention ("CDC") guidelines. These include, but are not limited to:

•Limiting visitor site access to business-essential purposes;
•Introducing screening checks at certain sites where permissible or mandated;
•Enabling employees to work from home wherever and whenever required or appropriate;
•Continuously updating travel guidance, according to latest developments; and
•Complying with all local health authority guidance or regulations and our own protocols, including requesting employees to comply with self-quarantine requirements whenever advisable.

We have taken a number of measures to support our employees during these difficult times. We extended medical benefits globally to cover out-of-pocket costs associated with testing for coronavirus, and for those on our U.S. company medical plans, we are also covering treatment costs. In Mexico, we introduced a medical benefit for employees at lower compensation levels to ensure access to private medical treatment. In the U.S., we changed our sick leave plan for non-exempt employees to make more sick time available earlier in the year if it is needed. We established a $10 million company-funded relief fund targeting employees worldwide at lower compensation levels, especially those on reduced work hours who didn’t receive high levels of income replacement from unemployment or other government assistance.

To date, Honeywell has made substantial mask donations to frontline workers across multiple regions. Honeywell funded a $2 million Small Business Innovation Fund in Charlotte to help storefront businesses with 50 or fewer employees make investments in new technologies and business models to adjust to the realities of operating in the COVID-19 environment; businesses owned by women, minorities and veterans will be prioritized. In addition, Honeywell funded the provision of about 4 million meals and a month’s supply of hygiene kits to more than 12,500 families in India suffering hardships due to the crisis.

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

We are investing in new production facilities and continue to expand existing facilities to increase production of essential PPE products. We will bring these products to market as quickly as possible. We are committed to healthcare professionals, first responders, distributors and other stakeholders in an effort to ensure our PPE products are being placed quickly and cost-effectively in the hands of those most in need.

We announced our new capacity in the U.S. to make N95 masks, with production lines added in Rhode Island and Arizona that will collectively produce 20 million masks each month to support health, safety, and response workers globally. In addition, we are expanding our non-U.S. capacity with a new mask manufacturing line in the U.K that is expected to produce 4.5 million masks each month. Separately, we are collaborating with Mubadala Investment Company's subsidiary, Strata Manufacturing, in the UAE to produce 30 million masks annually.

We have communicated the following principles to our authorized distributor network:

•Our expectation that, at a minimum, all of our partners will comply with all applicable laws prohibiting price gouging and apply appropriate diligence to the greatest extent possible to understand how our products are being purchased so that they are placed quickly and cost-effectively in the hands of those most in need - including first responders and medical professionals.

•While we do not control the prices that third parties set, we expect our partners to fairly price PPE used in the COVID-19 response effort.

•If we find that one of our partners is not upholding the letter or spirit of these principles, we reserve the right not to fulfill that partner’s orders and terminate our relationship with that party.

We are also investing in developing and bringing to market a wide array of new COVID-related products, including but not limited to Healthy Buildings solutions, remote operations offerings, automation technologies to help speed vaccine development, an ultraviolet cleaning system for airlines, and innovative dual-layer face covers and safety packs.

Plant Productivity and Safety

In situations where our businesses were deemed essential, we worked with local officials to determine how to safely operate our manufacturing facilities. We successfully operated these manufacturing facilities with minimal disruption in our productivity. In the second quarter of 2020, we repurposed certain manufacturing facilities to produce personal protective equipment that was in short supply around the world. As of June 30, 2020, more than 95% of our manufacturing sites continued to operate at near capacity levels.

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

Customers and Suppliers

Current global economic conditions due to COVID-19 have adversely affected and may continue to adversely affect our customers’ or suppliers’ ability to operate or obtain financing, particularly in our airline, oil & gas, and automotive end markets. Customer or supplier bankruptcies, delays in their ability to obtain financing, or the unavailability of financing could adversely affect our cash flow or results of operations. We continue to actively monitor both supplier and customer financial health and take measures to manage our supply chain disruptions and limit our exposure.

See Item Part II, 1A. Risk Factors for discussion of risks associated to the COVID-19 pandemic.

A.	Results of Operations – three and six months ended June 30, 2020 compared with the three and six months ended June 30, 2019

Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$7,477	$9,243	$15,940	$18,127
% change compared with prior period	(19)%		(12)%

The change in net sales compared to the prior year period is attributable to the following:

	Three Months	Year to Date
Volume	(20)%	(12)%
Price	2%	1%
Foreign Currency Translation	(1)%	(1)%
	(19)%	(12)%

A discussion of net sales by segment can be found in the Review of Business Segments section of this Management Discussion and Analysis.

        The unfavorable volume impact in the quarter and six months is driven by lower sales in certain products across our businesses due to the global recession attributable to COVID-19 and volatility in the oil and gas industry, partially offset by the strength in respiratory PPE products, warehouse automation projects, and defense and space business. The unfavorable impact of foreign currency translation in the quarter and six months is driven by the strengthening of the U.S. Dollar against the currencies of the majority of our international markets, primarily the Euro, Chinese Renminbi, British Pound, Australian Dollar and Canadian Dollar.

Cost of Products and Services Sold
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of products and services sold	$5,276	$6,094	$10,810	$11,973
% change compared with prior period	(13)%		(10)%
Gross margin percentage	29.4%	34.1%	32.2%	33.9%

Cost of products and services sold decreased in the quarter primarily due to lower direct and indirect material costs of approximately $620 million and $80 million and lower labor costs of approximately $230 million (both driven by lower sales volumes and other cost actions to improve productivity), partially offset by higher repositioning and other charges of approximately $100 million.

Cost of products and services sold decreased in the six months primarily due to lower direct and indirect material costs of approximately $950 million and $120 million and lower labor costs of approximately $160 million (both driven by lower sales volumes and other cost actions to improve productivity), partially offset by higher repositioning and other charges of approximately $70 million.

Gross margin percentage decreased in the quarter and six months primarily due to lower sales volumes across each of our businesses.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Selling, general and administrative expense	$1,183	$1,387	$2,421	$2,750
% of sales	15.8%	15.0%	15.2%	15.2%

Selling, general and administrative expenses decreased $204 million in the quarter primarily due to productivity and lower sales volume, partially offset by higher repositioning and other charges.

Selling, general and administrative expenses decreased $329 million in the six months primarily due to productivity and lower sales volume, partially offset by higher repositioning and other charges.

Other (Income) Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Other (income) expense	$(291)	$(305)	$(608)	$(590)

Other income decreased for the quarter primarily due lower interest income and lower foreign exchange income, partially offset by higher pension income.

Other income increased for the six months primarily due to higher pension income, partially offset by lower interest income and lower foreign exchange income.

Tax Expense (Benefit)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Tax expense (benefit)	$120	$426	$449	$832
Effective tax rate	9.8%	21.5%	14.2%	21.8%

The effective tax rate decreased for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019 primarily from the favorable resolution of a foreign tax matter related to the spin-off transactions. The effective tax rate decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily from the favorable resolution of a foreign tax matter related to the spin-off transactions, tax law changes in India, and the resolution of certain U.S. tax matters.

The effective tax rate for the three months ended June 30, 2020 was lower than the U.S. federal statutory rate of 21% primarily from foreign earnings taxed at lower foreign tax rates and the favorable resolution of a foreign tax matter related to the spin-off transactions, partially offset by incremental tax reserves and state taxes. The effective tax rate for the six months ended June 30, 2020 was lower than the U.S. federal statutory rate of 21% primarily from foreign earnings taxed at lower foreign tax rates, the favorable resolution of a foreign tax matter related to the spin-off transactions, tax law changes in India and the resolution of certain U.S. tax matters partially offset by incremental tax reserves and state taxes.

The effective tax rate for the quarter and six months ended June 30, 2019 was higher than the U.S. federal statutory rate of 21% primarily from incremental tax reserves and state taxes, partially offset by foreign earnings taxed at lower foreign tax rates.

Net Income Attributable to Honeywell

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to Honeywell	$1,081	$1,541	$2,662	$2,957
Earnings per share of common stock – assuming dilution	$1.53	$2.10	$3.74	$4.02

Earnings per share of common stock – assuming dilution decreased in the quarter and six months primarily driven by lower segment profit and higher repositioning and other charges, partially offset by lower income tax expense and higher pension income.

Review of Business Segments

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Aerospace sales
Commercial Aviation Original Equipment	$449	$734	(39)%	$1,121	$1,493	(25)%
Commercial Aviation Aftermarket	653	1,421	(54)%	2,033	2,782	(27)%
Defense and Space	1,441	1,353	7%	2,750	2,574	7%
Total Aerospace sales	2,543	3,508		5,904	6,849
Honeywell Building Technologies sales
Buildings	1,177	1,450	(19)%	2,458	2,839	(13)%
Total Honeywell Building Technologies sales	1,177	1,450		2,458	2,839
Performance Materials and Technologies sales
UOP	517	703	(26)%	1,111	1,313	(15)%
Process Solutions	1,093	1,289	(15)%	2,244	2,535	(11)%
Advanced Materials	608	743	(18)%	1,260	1,459	(14)%
Total Performance Materials and Technologies sales	2,218	2,735		4,615	5,307
Safety and Productivity Solutions sales
Safety	511	557	(8)%	1,013	1,095	(7)%
Productivity Solutions	1,028	993	4%	1,950	2,037	(4)%
Total Safety and Productivity Solutions sales	1,539	1,550		2,963	3,132
Net sales	$7,477	$9,243		$15,940	$18,127

Aerospace

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Net sales	$2,543	$3,508	(28)%	$5,904	$6,849	(14)%
Cost of products and services sold	1,795	2,337		3,994	4,569
Selling, general and administrative and other expenses	220	264		445	535
Segment profit	$528	$907	(42)%	$1,465	$1,745	(16)%

	2020 vs. 2019
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic	(27)%	(42)%	(13)%	(16)%
Foreign currency translation	—%	—%	—%	—%
Acquisitions, divestitures and other, net	(1)%	—%	(1)%	—%
Total % change	(28)%	(42)%	(14)%	(16)%

Aerospace sales decreased for the quarter and six months ended June 30, 2020 due primarily to lower sales volumes as the decline in global travel negatively impacted many of our customers, resulting in lower demand for our products from OEMs and reduced demand for our aftermarket services.

•Commercial Aviation Original Equipment sales decreased 39% (decreased 39% organic) in the quarter and decreased 25% (decreased 25% organic) in the six months primarily due to lower demand from airport transport and regional and business aviation OEMs.

•Commercial Aviation Aftermarket sales decreased 54% (decreased 54% organic) in the quarter and decreased 27% (decreased 27% organic) in the six months primarily due to lower demand in air transport and regional and business aviation.

•Defense and Space sales increased 7% (increased 7% organic) in the quarter and six months driven by growth in U.S. and international defense.

Aerospace segment profit decreased in the quarter and six months primarily driven by lower sales volume and lower sales of higher margin products. Cost of products and services sold decreased in the quarter and six months due to lower volumes.

Honeywell Building Technologies

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Net sales	$1,177	$1,450	(19)%	$2,458	$2,839	(13)%
Cost of products and services sold	699	876		1,453	1,722
Selling, general and administrative and other expenses	228	274		493	546
Segment profit	$250	$300	(17)%	$512	$571	(10)%

	2020 vs. 2019
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic	(17)%	(15)%	(12)%	(8)%
Foreign currency translation	(2)%	(2)%	(1)%	(2)%
Acquisitions, divestitures and other, net	—%	—%	—%	—%
Total % change	(19)%	(17)%	(13)%	(10)%

Honeywell Building Technologies sales decreased in the quarter and six months ended June 30, 2020 due to lower organic sales and the unfavorable impact of foreign currency translation. Our customers own or manage buildings in a variety of industries including commercial real estate, hospitality, airports and other government buildings, healthcare and education. The global recession impacted many of these industries, resulting in a reduction of discretionary spending and demand for our products and services.

•Sales in Building Technologies decreased 19% (decreased 17% organic) in the quarter and decreased 13% (decreased 12% organic) in the six months primarily due to lower sales volumes in both Products and Building Solutions and the unfavorable impact of foreign currency translation, partially offset by favorable pricing.

Honeywell Building Technologies segment profit decreased in the quarter primarily due to lower sales volumes, partially offset by other productivity actions and favorable pricing. Segment profit decreased in the six months primarily due to lower sales volumes, inflation and the unfavorable impact of foreign currency translation, partially offset by other productivity actions and favorable pricing. Cost of products and services sold decreased in the quarter and six months due to lower sales volumes and the favorable impact of foreign currency translation.

Performance Materials and Technologies

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Net sales	$2,218	$2,735	(19)%	$4,615	$5,307	(13)%
Cost of products and services sold	1,490	1,731		3,049	3,379
Selling, general and administrative and other expenses	309	360		635	720
Segment profit	$419	$644	(35)%	$931	$1,208	(23)%

	2020 vs. 2019
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic	(17)%	(34)%	(12)%	(22)%
Foreign currency translation	(2)%	(1)%	(1)%	(1)%
Acquisitions, divestitures, and other, net	—%	—%	—%	—%
Total % change	(19)%	(35)%	(13)%	(23)%

Performance Materials and Technologies sales decreased for the quarter and six months ended June 30, 2020 primarily due to lower sales volumes and the unfavorable impact of foreign currency translation. Many of our customers operate in the oil and gas industry. The decline in global travel, coupled with excessive oil and gas supply, negatively impacted many of our customers resulting in lower demand for our products and services.

•UOP sales decreased 26% (decreased 25% organic) in the quarter primarily due to deferrals in catalyst shipments, decreases in licensing driven by project delays, and the unfavorable impact of foreign currency translation. UOP sales decreased 15% (decreased 14% organic) in the six months driven primarily by decreases in catalyst volumes and licensing.

•Process Solutions sales decreased 15% (decreased 13% organic) in the quarter primarily driven by decreases in products businesses, migration services and automation projects volumes and the unfavorable impact of foreign currency translation. Process Solutions sales decreased 11% (decreased 9% organic) in the six months driven primarily by decreases in products businesses, automation projects and migration services volumes and the unfavorable impact of foreign currency translation.

•Advanced Materials sales decreased 18% (decreased 18% organic) in the quarter and decreased 14% (decreased 13% organic) in the six months driven primarily by decreased volumes in fluorine products due to lower demand in automotive refrigerants.

Performance Materials and Technologies segment profit decreased in the quarter and six months due to operating leverage on lower sales volumes, partially offset by other productivity actions. Cost of products and services sold decreased in the quarter and six months primarily due to lower sales volumes.

Safety and Productivity Solutions

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Net sales	$1,539	$1,550	(1)%	$2,963	$3,132	(5)%
Cost of products and services sold	1,079	1,065		2,051	2,144
Selling, general and administrative and other expenses	247	294		521	585
Segment profit	$213	$191	12%	$391	$403	(3)%

	2020 vs. 2019
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic	1%	16%	(4)%	—%
Foreign currency translation	(2)%	(3)%	(1)%	(3)%
Acquisitions, divestitures, and other, net	—%	(1)%	—%	—%
Total % change	(1)%	12%	(5)%	(3)%

        Safety and Productivity Solutions sales decreased in the quarter ended June 30, 2020 due to the unfavorable impact of foreign currency translation, partially offset by organic growth. The global pandemic created significant demand for our respiratory personal protective equipment and additional demand for on-line shopping services, providing continued support for our warehouse automation services. Sales decreased in the six months ended June 30, 2020 due to lower organic sales and the unfavorable impact of foreign currency translation.

•Sales in Safety decreased 8% (decreased 7% organic) in the quarter and decreased 7% (decreased 6% organic) in the six months, primarily due to lower organic sales and the unfavorable impact of foreign currency translation. Safety experienced a significant increase in order volume for respiratory personal protective equipment in the quarter due to the global pandemic, partially offset by lower demand for gas sensing and detection equipment.

•Sales in Productivity Solutions increased 4% (increased 5% organic) in the quarter due to organic sales growth in our Warehouse and Workflow Solutions business, partially offset by lower demand in Productivity Products and the unfavorable impact of foreign currency translation. Sales decreased 4% (decreased 3% organic) in the six months primarily due to lower sales in Productivity Products and Sensing and IoT and the unfavorable impact of foreign currency translation.

        Safety and Productivity Solutions segment profit increased in the quarter primarily due to improved productivity and favorable pricing, partially offset by higher sales of lower margin products and the unfavorable impact of foreign currency translation. Segment profit decreased in the six months primarily due to lower organic sales and the unfavorable impact of foreign currency translation, partially offset by productivity, net of inflation, and favorable pricing. Cost of products and services sold increased in the quarter due to higher organic sales volume, partially offset by the favorable impact of foreign currency translation. Cost of products and services sold decreased in the six months primarily due to lower organic sales volume and the favorable impact of foreign currency translation.

Repositioning and Other Charges

Cash spending related to our repositioning actions was $172 million in the six months ended June 30, 2020 and was funded through operating cash flows.

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

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Six Months Ended June 30,
	2020	2019
Cash provided by (used for):
Operating activities	$2,419	$2,812
Investing activities	(358)	(343)
Financing activities	2,741	(3,563)
Effect of exchange rate changes on cash	(91)	32
Net increase (decrease) in cash and cash equivalents	$4,711	$(1,062)

Cash provided by operating activities decreased by $393 million primarily due to lower net income of $295 million and an unfavorable impact from changes in other assets and liabilities of $362 million, partially offset by a favorable impact from working capital of $264 million.

Cash used for investing activities increased by $15 million primarily due to a $54 million increase in capital expenditures, partially offset by a net decrease in investments of $29 million and an increase in cash received from the settlement of derivative contracts of $13 million.

Cash provided by financing activities increased by $6,304 million primarily due to an increase in proceeds from the issuance of long-term debt of $7,072 million and decrease in share repurchases of $665 million, partially offset by an increase in payments of long-term debt of $1,134 million.

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

We monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. As of June 30, 2020, we held $15.1 billion of cash and cash equivalents and short-term investments.

A source of liquidity is our ability to access the commercial paper market. Commercial paper notes are sold at a discount or premium and have a maturity of not more than 365 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing acquisitions. As of June 30, 2020, we had $3.5 billion of commercial paper notes outstanding.

We have also entered into the following loan and credit agreements:

•A Delayed Draw Term Loan Agreement (the “Term Loan Agreement”) with a syndicate of banks, dated March 26, 2020. As of June 30, 2020, there were $3 billion of borrowings outstanding under the Term Loan Agreement, and there were no undrawn commitments remaining under the Term Loan Agreement. Commitments under the Term Loan Agreement can be increased pursuant to the terms of the Term Loan Agreement by an aggregate amount not to exceed $2.0 billion.

•A $1.5 billion 364-Day Credit Agreement (the "364-Day Credit Agreement") with a syndicate of banks, dated April 10, 2020. This 364-Day Credit Agreement is maintained for general corporate purposes. The 364-Day Credit Agreement replaces the previously reported 364-day credit agreement dated as of April 26, 2019, which was terminated on April 10, 2020. As of June 30, 2020, there were no outstanding borrowings under our 364-Day Credit Agreement.

•A $4.0 billion Five Year Credit Agreement (the "5-Year Credit Agreement") with a syndicate of banks, dated April 26, 2019. This 5-Year Credit Agreement is maintained for general corporate purposes. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. As of June 30, 2020, there were no outstanding borrowings under our 5-Year Credit Agreement.

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

In the six months ended June 30, 2020, the Company repurchased $1,985 million of outstanding shares. In April 2019, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included amounts remaining under, and replaced, the previously approved share repurchase program. As of June 30, 2020, $5.0 billion remained available for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact over the long-term of employee stock-based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we will seek to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

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

Critical Accounting Policies

The financial information as of June 30, 2020 should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2019 contained in our 2019 Annual Report on Form 10-K.

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

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our 2019 Annual Report on Form 10-K. As of June 30, 2020, there has been no material change in this information.

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

The global COVID-19 coronavirus pandemic and related impacts have adversely affected and may continue to adversely affect our business, financial condition, results of operations, liquidity, and cash flow.

The global spread of the coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption that have negatively impacted our business, operations and financial results. The extent to which the COVID-19 pandemic will continue to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope and severity of the pandemic; governmental, business and individual decisions and actions; the impact of the pandemic on economic activity; and the extent to which we or our employees, customers, suppliers, service providers or other business partners may be prevented from conducting normal business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. These factors could, among other things, continue to disrupt (i) the purchasing, contracting and payment behaviors of our customers and their end-users; (ii) our operations, including our manufacturing activities, the shipment of our products, and the performance of our suppliers and service providers; and (iii) our liquidity and cash flow.

Risks arising from the COVID-19 pandemic that have impacted and that may continue to impact our business, financial condition, results of operations and prospects include, among other things:

•Customer Risk. Existing and potential customers and their end-users have taken and may continue to take actions to reduce or suspend operations, reduce or delay spending, cancel contracts, or cut costs in a manner that reduces demand for our products and services. In particular, lower demand for air travel may continue to cause our customers to delay or suspend spending in connection with the manufacturing, repair, overhaul or servicing of aircraft, and there may be long-term deterioration in demand for air travel that could impact our business beyond the current COVID-19 health crisis. Customers may also continue to attempt to renegotiate contracts and obtain concessions, face financial constraints on their ability to make payments to us on a timely basis or at all, or discontinue their business operations, and we may be required to discount the pricing of our products. In addition, unfavorable customer site conditions, such as closure of or access restrictions to customer facilities, and disruptions to our customers’ third-party logistics, warehousing, inventory management and distribution services may continue to limit our ability to sell products, meet billing milestones or provide services.

•Operations Risk. The closure of our facilities, restrictions inhibiting our employees’ ability to access those facilities, and disruptions to the ability of our suppliers or service providers to deliver goods or services to us (including as a result of supplier facility closures or access restrictions, disruptions to their supply chains, and supplier liquidity or bankruptcy risk) could disrupt our ability to provide our services and solutions and result in, among other things, terminations of customer contracts and losses of revenue. Because the COVID-19 pandemic could adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows, we have begun to take and may be required to continue taking significant cost actions, including but not limited to reducing discretionary expenses (such as non-essential travel, contractors, and consultants), reducing hiring, canceling annual merit increases; reducing executive and board of director pay, reducing work schedules across the enterprise, shortening or staggering work schedules to match production with demand, and reducing staffing levels as well as increasing supplier-based productivity and enhancing spending-limit controls. However, our costs may not decrease at the same pace as revenue declines as many of our costs are less variable in nature, and we may not be able to or may not chose to significantly reduce them in an effort to remain focused on long-term outlook and growth opportunities. Remote work and increased frequency of cybersecurity attacks, including phishing and malware attempts that utilize COVID-19-related strategies, increase the risk of a material cybersecurity incident that could result in the loss of proprietary or personal data, render us more vulnerable to future cybersecurity attacks, disrupt our operations, or otherwise cause us reputational or financial harm.

•Liquidity and Cash Flow Risk. Because of the customer and operations risk described above, our business may not continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may need to use existing cash balances to service our debt, and if such balances are insufficient, then we may be required to adopt one or more alternatives, such as selling assets, restructuring of existing debt, issuing new debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.

The scope and impact of the COVID-19 pandemic is changing rapidly, additional impacts may arise, and resumption of normal business operations may be delayed or constrained by lingering effects on our suppliers, third-party service providers, and/or customers. A sustained or prolonged COVID-19 pandemic would exacerbate the negative impacts described above and below as well as other risks disclosed in our 2019 Annual Report on Form 10-K under Item 1A. Risk Factors.

Concentrations of credit, counterparty and market risk may adversely affect our results of operations and financial condition.

We maintain long-term contract relationships with many of our customers, suppliers and other counterparties. While we monitor the financial health of these counterparties, we are exposed to credit and market risks of such counterparties, including those concentrated in the same or similar industries and geographic regions. Changes in economic conditions could also lead to concerns about the creditworthiness of counterparties in the same or similar industry or geography, impacting our ability to renew our long-term contract arrangements or collect amounts due under these arrangements. Among other factors, changes in economic conditions could also result in the credit deterioration or insolvency of a significant counterparty. For example, in Note 1 to its Consolidated Interim Financial Statements and elsewhere in its Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2020, Garrett Motion Inc. (“Garrett”) disclosed certain conditions and events which it indicated raise substantial doubt as to Garrett’s ability to continue as a going concern. Should any of these occur, it could adversely impact Garrett’s ability to perform under the indemnification and reimbursement agreement between Honeywell and a Garrett subsidiary. See Note 16 Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of the indemnification and reimbursement agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Honeywell purchased 455,825 shares of its common stock, par value $1 per share, in the quarter ended June 30, 2020. On April 29, 2019, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included amounts remaining under, and replaced, the previously approved share repurchase program. As of June 30, 2020, $5.0 billion remained available for additional share repurchases. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended June 30, 2020:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
April 2020	455,825	$136.08	455,825	$5,004
May 2020	—	$—	—	$5,004
June 2020	—	$—	—	$5,004

Item 4.	Mine Safety Disclosures
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
As previously disclosed, on June 5, 2020, Mark R. James, Senior Vice President, Human Resources and Communications of the Company, communicated his intention to retire from the Company. On July 20, 2020, in consideration for Mr. James’ agreement to (1) provide transition services following his retirement through January 31, 2021 (the “Transition Services Period”), and (2) extend the time period of his existing non-solicitation and non-compete covenants from two years to three years, the Company and Mr. James entered into a Retirement Agreement that provides Mr. James with the following benefits notwithstanding his voluntary retirement: (i) the outstanding restricted stock units previously awarded to Mr. James that are unvested at the time of his retirement shall remain outstanding and continue to vest as scheduled pursuant to their existing terms and conditions, including the satisfaction of any applicable Company performance requirements, (ii) all outstanding stock options that are unvested at the time of his retirement shall continue to vest as scheduled and shall remain exercisable for three (3) years from the vesting date of each tranche of such options, (iii) Mr. James shall be entitled to vest in the performance stock units (“PSUs”) granted to him for the 2019–2021 PSU performance cycle, and (iv) notwithstanding any agreement that Mr. James may have executed to the contrary, Mr. James shall not be obligated to repay any relocation expenses incurred by the Company in connection with his relocation from New Jersey to North Carolina. The foregoing description of Mr. James’ Retirement Agreement is not intended to be complete and is qualified in its entirety by reference to the Retirement Agreement, a copy of which is filed herewith.

In the quarter ended June 30, 2020, the Company entered into amendments to the respective indemnification and reimbursement agreements with Garrett and Resideo, copies of which are filed herewith as Exhibit 10.6 and Exhibit 10.7 hereto. See Note 16 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of such amendments.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Amendment to 2016 Stock Plan for Non-Employee Directors (filed herewith)

10.2*	2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. – Form of Stock Option Award Agreement (filed herewith)

10.3*	2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. – Form of Restricted Unit Agreement (filed herewith)

10.4*	Retirement Agreement dated July 20, 2020 between Honeywell and Mark R. James (filed herewith)

10.5
364-Day Credit Agreement, dated as of April 10, 2020, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed April 10, 2020)

10.6	First Amendment, dated April 21, 2020, to Indemnification and Reimbursement Agreement dated October 14, 2018 among Honeywell and Resideo Intermediate Holding Inc. (filed herewith)

10.7
First Amendment, dated June 12, 2020, to Indemnification and Reimbursement Agreement dated September 12, 2018 among Honeywell, Honeywell Holdings International Inc. and Garrett ASASCO Inc.(filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith) Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

95	Mine Safety Disclosures

101.INS	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2020, formatted in Inline XBRL (and contained in Exhibit 101)

The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: July 24, 2020	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)