Form 10-Q
period 2020-09-30
HONEYWELL INTERNATIONAL INC
filed 2020-10-30
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
There were 701,685,768 shares of Common Stock outstanding at September 30, 2020.

Honeywell International Inc.

Cautionary Statement about Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are no guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, including the impact of the coronavirus pandemic (COVID-19), which can affect our performance and financial results in both the near- and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in this report and our 2019 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

The financial statements and related footnotes as of September 30, 2020 should be read in conjunction with the financial statements for the year ended December 31, 2019 contained in our 2019 Annual Report on Form 10-K.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions, except per share amounts)
Product sales	$5,885	$6,793	$17,933	$20,496
Service sales	1,912	2,293	5,804	6,717
Net sales	7,797	9,086	23,737	27,213
Costs, expenses and other
Cost of products sold	4,315	4,775	12,852	14,244
Cost of services sold	1,068	1,263	3,341	3,767
	5,383	6,038	16,193	18,011
Selling, general and administrative expenses	1,103	1,296	3,524	4,046
Other (income) expense	62	(311)	(546)	(901)
Interest and other financial charges	101	96	264	266
	6,649	7,119	19,435	21,422
Income before taxes	1,148	1,967	4,302	5,791
Tax expense (benefit)	367	319	816	1,151
Net income	781	1,648	3,486	4,640
Less: Net income attributable to the noncontrolling interest	23	24	66	59
Net income attributable to Honeywell	$758	$1,624	$3,420	$4,581
Earnings per share of common stock - basic	$1.08	$2.26	$4.85	$6.33
Earnings per share of common stock - assuming dilution	$1.07	$2.23	$4.81	$6.25

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net income	$781	$1,648	$3,486	$4,640
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(82)	163	(237)	177
Prior service (credit) cost recognized	(20)	(20)	(60)	(59)
Pension and other postretirement benefit adjustments	(20)	(20)	(60)	(59)
Cash flow hedges recognized in other comprehensive income (loss)	(54)	62	50	110
Less: Reclassification adjustment for gains (losses) included in net income	(30)	47	(8)	86
Changes in fair value of effective cash flow hedges	(24)	15	58	24
Other comprehensive income (loss), net of tax	(126)	158	(239)	142
Comprehensive income	655	1,806	3,247	4,782
Less: Comprehensive income attributable to the noncontrolling interest	29	19	68	56
Comprehensive income attributable to Honeywell	$626	$1,787	$3,179	$4,726

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30, 2020	December 31, 2019
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$14,036	$9,067
Short-term investments	972	1,349
Accounts receivable - net	6,878	7,493
Inventories	4,705	4,421
Other current assets	1,609	1,973
Total current assets	28,200	24,303
Investments and long-term receivables	673	588
Property, plant and equipment - net	5,419	5,325
Goodwill	15,666	15,563
Other intangible assets - net	3,494	3,734
Insurance recoveries for asbestos related liabilities	374	392
Deferred income taxes	154	86
Other assets	9,479	8,688
Total assets	$63,459	$58,679
LIABILITIES
Current liabilities:
Accounts payable	$5,270	$5,730
Commercial paper and other short-term borrowings	3,550	3,516
Current maturities of long-term debt	985	1,376
Accrued liabilities	7,379	7,476
Total current liabilities	17,184	18,098
Long-term debt	17,687	11,110
Deferred income taxes	1,474	1,670
Postretirement benefit obligations other than pensions	309	326
Asbestos related liabilities	1,845	1,996
Other liabilities	6,640	6,766
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	7,155	6,876
Common stock held in treasury, at cost	(25,806)	(23,836)
Accumulated other comprehensive loss	(3,436)	(3,197)
Retained earnings	39,203	37,693
Total Honeywell shareowners’ equity	18,074	18,494
Noncontrolling interest	239	212
Total shareowners’ equity	18,313	18,706
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$63,459	$58,679

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(Dollars in millions)
Cash flows from operating activities:
Net income	$3,486	$4,640
Less: Net income attributable to the noncontrolling interest	66	59
Net income attributable to Honeywell	3,420	4,581
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	480	500
Amortization	268	319
Repositioning and other charges	486	306
Net payments for repositioning and other charges	(652)	(157)
Pension and other postretirement income	(633)	(484)
Pension and other postretirement benefit payments	(37)	(50)
Stock compensation expense	118	112
Deferred income taxes	(289)	(298)
Reimbursement receivables charge	350	—
Other	(369)	98
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	615	(78)
Inventories	(284)	(276)
Other current assets	246	(68)
Accounts payable	(460)	(89)
Accrued liabilities	167	(133)
Net cash provided by (used for) operating activities	3,426	4,283
Cash flows from investing activities:
Expenditures for property, plant and equipment	(615)	(504)
Proceeds from disposals of property, plant and equipment	17	41
Increase in investments	(2,371)	(3,218)
Decrease in investments	2,634	3,318
Receipts (payments) from settlements of derivative contracts	(75)	245
Other	—	(4)
Net cash provided by (used for) investing activities	(410)	(122)
Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	8,577	10,292
Payments of commercial paper and other short-term borrowings	(8,512)	(10,293)
Proceeds from issuance of common stock	163	425
Proceeds from issuance of long-term debt	10,105	2,725
Payments of long-term debt	(4,237)	(120)
Repurchases of common stock	(2,149)	(3,650)
Cash dividends paid	(1,921)	(1,798)
Other	(54)	(72)
Net cash provided by (used for) financing activities	1,972	(2,491)
Effect of foreign exchange rate changes on cash and cash equivalents	(19)	(49)
Net increase (decrease) in cash and cash equivalents	4,969	1,621
Cash and cash equivalents at beginning of period	9,067	9,287
Cash and cash equivalents at end of period	$14,036	$10,908

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Shareowners' Equity
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Shares	$	Shares	$	Shares	$	Shares	$
	(Dollars in millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		7,104		6,780		6,876		6,452
Issued for employee savings and option plans		11		(11)		161		242
Stock-based compensation expense		40		37		118		112
Ending balance		7,155		6,806		7,155		6,806
Treasury stock
Beginning balance	(255.8)	(25,685)	(238.1)	(22,156)	(246.5)	(23,836)	(228.0)	(19,771)
Reacquired stock or repurchases of common stock	(1.0)	(164)	(5.9)	(1,000)	(13.1)	(2,149)	(22.1)	(3,650)
Issued for employee savings and option plans	0.9	43	0.9	21	3.7	179	7.0	286
Ending balance	(255.9)	(25,806)	(243.1)	(23,135)	(255.9)	(25,806)	(243.1)	(23,135)
Retained earnings
Beginning balance		39,080		35,741		37,693		33,978
Net income attributable to Honeywell		758		1,624		3,420		4,581
Dividends on common stock		(635)		(590)		(1,910)		(1,784)
Ending balance		39,203		36,775		39,203		36,775
Accumulated other comprehensive income (loss)
Beginning balance		(3,310)		(3,453)		(3,197)		(3,437)
Foreign exchange translation adjustment		(82)		163		(237)		177
Pension and other postretirement benefit adjustments		(20)		(20)		(60)		(59)
Changes in fair value of effective cash flow hedges		(24)		15		58		24
Ending balance		(3,436)		(3,295)		(3,436)		(3,295)
Noncontrolling interest
Beginning balance		219		190		212		178
Acquisitions, divestitures, and other		—		1		(6)		1
Net income attributable to noncontrolling interest		23		24		66		59
Foreign exchange translation adjustment		6		(5)		2		(3)
Dividends paid		(9)		(13)		(35)		(38)
Ending balance		239		197		239		197
Total shareowners' equity	701.7	18,313	714.5	18,306	701.7	18,313	714.5	18,306
Cash dividends per share of common stock		$0.900		$0.820		$2.700		$2.460
Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or “the Company”) at September 30, 2020 and December 31, 2019, the cash flows for the nine months ended September 30, 2020 and September 30, 2019 and the results of operations for the three and nine months ended September 30, 2020 and September 30, 2019. The results of operations for the three and nine months ended September 30, 2020 and cash flows for the nine months ended September 30, 2020 should not necessarily be taken as indicative of the entire year.

Honeywell reports its quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been Honeywell's practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires Honeywell's businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, Honeywell will provide appropriate disclosures. Honeywell's actual closing dates for the three and nine months ended September 30, 2020 and September 30, 2019 were September 26, 2020 and September 28, 2019.

Note 2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 1 to the Company's Consolidated Financial Statements contained in the Company’s 2019 Annual Report on Form 10-K. The Company includes herein certain updates to those policies.

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

In December 2019, the FASB issued an accounting standard update to simplify the accounting for income taxes. The standard's amendments include changes in various subtopics of accounting for income taxes including, but not limited to, accounting for "hybrid" tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, intraperiod tax allocation exception to incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax law, and year-to-date loss limitation in interim-period tax accounting. The guidance is effective for fiscal years beginning after December 15, 2020 with early adoption permitted, including the interim periods within those years. The Company is currently evaluating impacts of these amendments on the Company's Consolidated Financial Statements, and related notes to the Financial Statements. The Company does not expect the adoption of this standard to have a material impact on the Company's Consolidated Financial Statements.

In June 2016, the FASB issued an accounting standard that requires companies to utilize an impairment model (current expected credit loss, or CECL) for most financial assets measured at amortized cost and certain other financial instruments, which include, but are not limited to, trade and other receivables. This accounting standard replaced the incurred loss model with a model that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate those losses. Effective January 1, 2020, the Company adopted this standard. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 3. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Severance	$113	$41	$433	$147
Asset impairments	5	15	11	26
Exit costs	17	33	47	62
Reserve adjustments	(11)	(3)	(42)	(7)
Total net repositioning charge	124	86	449	228
Asbestos related litigation charges, net of insurance and reimbursements	13	9	33	26
Probable and reasonably estimable environmental liabilities, net of reimbursements	6	6	20	59
Other	1	(5)	(16)	(7)
Total net repositioning and other charges	$144	$96	$486	$306

The following table summarizes the pretax distribution of total net repositioning and other charges by classification:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of products and services sold	$91	$75	$286	$204
Selling, general and administrative expenses	53	21	200	102
	$144	$96	$486	$306

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Aerospace	$33	$12	$151	$32
Honeywell Building Technologies	29	28	87	36
Performance Materials and Technologies	34	28	139	61
Safety and Productivity Solutions	15	6	32	54
Corporate	33	22	77	123
	$144	$96	$486	$306

In the three months ended September 30, 2020, the Company recognized gross repositioning charges totaling $135 million including severance costs of $113 million related to workforce reductions of 3,113 manufacturing and administrative positions across all of the Company's segments, with a majority of the workforce reductions in Aerospace and Performance Materials and Technologies. The workforce reductions primarily related to the Company aligning its cost structure with the current slowdown in demand for many of the Company's products and services due to the global recession.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

In the three months ended September 30, 2019, the Company recognized gross repositioning charges totaling $89 million including severance costs of $41 million related to workforce reductions of 1,123 manufacturing and administrative positions across the Company's segments. The workforce reductions primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. The repositioning charges included exit costs of $33 million primarily related to termination fees associated with the early cancellation of supply agreements for certain raw materials in Performance Materials and Technologies and Honeywell Building Technologies and current period exit costs incurred for previously approved repositioning projects.

In the nine months ended September 30, 2020, the Company recognized gross repositioning charges totaling $491 million including severance costs of $433 million related to workforce reductions of 13,042 manufacturing and administrative positions across the Company's segments, with a majority of the workforce reductions in Aerospace and Performance Materials and Technologies. The workforce reductions primarily related to the Company aligning its cost structure with the current slowdown in demand for many of the Company's products and services due to the global recession, and the Company's productivity and ongoing functional transformation initiatives. The repositioning charges included exit costs of $47 million primarily related to current period exit costs incurred for previously approved repositioning projects. Also, $42 million of previously established reserves, primarily for severance, were returned to income mainly as a result of higher attrition than anticipated in prior severance actions resulting in lower severance payments.

In the nine months ended September 30, 2019, the Company recognized gross repositioning charges totaling $235 million including severance costs of $147 million related to workforce reductions of 3,436 manufacturing and administrative positions across the Company's segments. The workforce reductions primarily related to cost savings actions taken in connection with the Company's productivity and functional transformation initiatives and to site transitions in Aerospace to more cost-effective locations. The repositioning charges included exit costs of $62 million primarily related to current period exit costs incurred for previously approved repositioning projects, termination fees associated with the early cancellation of supply agreements for certain raw materials in Performance Materials and Technologies and Honeywell Building Technologies and closure obligations associated with site transitions.

The following table summarizes the status of the Company's total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
December 31, 2019	$555	$—	$96	$651
Charges	433	11	47	491
Usage - cash	(343)	—	(56)	(399)
Usage - noncash	—	(11)	—	(11)
Foreign currency translation	9	—	—	9
Adjustments	(40)	—	(2)	(42)
September 30, 2020	$614	$—	$85	$699

Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the nine months ended September 30, 2020 and 2019 were $32 million and $21 million, respectively.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 4. Other (Income) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$(20)	$(64)	$(86)	$(194)
Pension ongoing income – non-service	(238)	(180)	(711)	(549)
Other postretirement income – non-service	(13)	(12)	(40)	(35)
Equity income of affiliated companies	(17)	(13)	(44)	(33)
Loss (gain) on sale of non-strategic business and assets	—	—	—	(1)
Foreign exchange	(1)	(43)	(16)	(97)
Reimbursement receivables charge	350	—	350	—
Other (net)	1	1	1	8
	$62	$(311)	$(546)	$(901)

For more information on the reimbursement receivables related to Garrett Motion Inc. (Garrett), see Note 16 Commitments and Contingencies.

Note 5. Income Taxes

The effective tax rate was lower than the U.S. federal statutory rate of 21% and decreased during 2020 compared to 2019 primarily due to the favorable resolution of a foreign tax matter related to the previously completed spin-off transactions, tax law changes in India, and the resolution of certain U.S. tax matters offset by a non-cash charge related to the reduction of the aggregate carrying value of certain receivables with no corresponding tax benefit.

Note 6. Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic	2020	2019	2020	2019
Net income attributable to Honeywell	$758	$1,624	$3,420	$4,581
Weighted average shares outstanding	702.6	717.6	704.8	723.5
Earnings per share of common stock	$1.08	$2.26	$4.85	$6.33

	Three Months Ended September 30,		Nine Months Ended September 30,
Assuming Dilution	2020	2019	2020	2019
Net income attributable to Honeywell	$758	$1,624	$3,420	$4,581
Average Shares
Weighted average shares outstanding	702.6	717.6	704.8	723.5
Dilutive securities issuable - stock plans	7.0	9.1	6.8	9.3
Total weighted average shares outstanding	709.6	726.7	711.6	732.8
Earnings per share of common stock	$1.07	$2.23	$4.81	$6.25

The diluted earnings per share calculations exclude the effect of stock options when the options’ exercise price exceed the average market price of the common shares during the period. For the three and nine months ended September 30, 2020, the weighted average number of stock options excluded from the computations were 7.1 million and 6.4 million. For the three and nine months ended September 30, 2019, the weighted average number of stock options excluded from the computations were 2.9 million and 3.2 million. These stock options were outstanding at the end of each of the respective periods.

As of September 30, 2020 and 2019, total shares outstanding were 701.7 million and 714.5 million and as of September 30, 2020 and 2019, total shares issued were 957.6 million.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 7. Revenue Recognition and Contracts with Customers

Honeywell generates revenue from a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following table and related discussions by operating segment for details.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Aerospace
Commercial Aviation Original Equipment	$406	$772	$1,527	$2,265
Commercial Aviation Aftermarket	774	1,452	2,807	4,234
Defense and Space	1,482	1,320	4,232	3,894
	2,662	3,544	8,566	10,393
Honeywell Building Technologies
Products	751	823	2,163	2,476
Building Solutions	554	592	1,600	1,778
	1,305	1,415	3,763	4,254
Performance Materials and Technologies
UOP	461	717	1,572	2,030
Process Solutions	1,135	1,283	3,379	3,818
Specialty Products	261	256	786	790
Fluorine Products	395	414	1,130	1,339
	2,252	2,670	6,867	7,977
Safety and Productivity Solutions
Safety and Retail	599	558	1,612	1,653
Productivity Solutions and Services	322	307	877	926
Warehouse and Workflow Solutions	445	383	1,457	1,361
Sensing & Internet-of-Things (IoT)	212	209	595	649
	1,578	1,457	4,541	4,589
Net sales	$7,797	$9,086	$23,737	$27,213

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

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Performance Materials and Technologies – A global provider in developing and manufacturing high-quality performance chemicals and materials, process technologies and automation solutions, including Honeywell Forge connected solutions. The segment comprises UOP, Process Solutions and Advanced Materials. UOP provides process technology, products, including catalysts and adsorbents, equipment, and consulting services that enable customers to efficiently produce gasoline, diesel, jet fuel, petrochemicals and renewable fuels for the petroleum refining, gas processing, petrochemical, and other industries. Process Solutions provides automation control, instrumentation, advanced software and related services for the oil and gas, refining, pulp and paper, industrial power generation, chemicals and petrochemicals, biofuels, life sciences, and metals, minerals and mining industries. Through its smart energy products, Process Solutions enables utilities and distribution companies to deploy advanced capabilities to improve operations, reliability and environmental sustainability. Advanced Materials manufactures a wide variety of high-performance products, including materials used to manufacture end products such as bullet-resistant armor, nylon, computer chips and pharmaceutical packaging, and provides reduced and low global-warming-potential (GWP) materials based on hydrofluoro-olefin technology. In the industrial environment, Honeywell Forge solutions enable integration and connectivity to provide a holistic view of operations and turn data into clear actions to maximize productivity and efficiency. Honeywell Forge's cybersecurity capabilities help identify risks and act on cyber-related incidents, together enabling improved operations and protecting processes, people and assets.

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

The Company recognizes revenues from performance obligations to customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based off timing of recognition is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Products, transferred point in time	61%	62%	61%	61%
Products, transferred over time	15	13	15	14
Net product sales	76	75	76	75
Services, transferred point in time	7	8	8	9
Services, transferred over time	17	17	16	16
Net service sales	24	25	24	25
Net sales	100%	100%	100%	100%

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Contract Balances

The Company records progress on satisfying performance obligations to customers, and the related billings and cash collections, on the Consolidated Balance Sheet in Accounts receivable - net and Other assets (unbilled receivables (contract assets) and billed receivables) and Accrued liabilities and Other liabilities (customer advances and deposits (contract liabilities)). Unbilled receivables (contract assets) arise when the timing of cash collected from customers differs from the timing of revenue recognition, such as when contract provisions require specific milestones to be met before a customer can be billed. Unbilled receivable balance increases when the revenue associated with the contract is recognized prior to billing and decreases when billed in accordance with the terms of the contract. Contract liabilities increases when customers remit contractual cash payments in advance of the Company satisfying performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period of time. Contract liabilities decreases when revenue is recorded, either when a milestone is met triggering the contractual right to bill or when the performance obligation is satisfied.

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.

The following table summarizes the Company's contract assets and liabilities balances:

	2020	2019
Contract assets - January 1	$1,602	$1,548
Contract assets - September 30	1,819	1,812
Change in contract assets - increase (decrease)	$217	$264

Contract liabilities - January 1	$(3,501)	$(3,378)
Contract liabilities - September 30	(3,666)	(3,188)
Change in contract liabilities - decrease (increase)	$(165)	$190

Net change	$52	$454

The net change for the nine months ended September 30, 2020 and September 30, 2019 was primarily driven by the recognition of revenue associated with respective contracts prior to billing.

For the three and nine months ended September 30, 2020, the Company recognized revenue of $351 million and $1,554 million that was previously included in the beginning balance of contract liabilities. For the three and nine months ended September 30, 2019, the Company recognized revenue of $215 million and $1,195 million that was previously included in the beginning balance of contract liabilities.

When contracts are modified to account for changes in contract specifications and requirements, the Company considers whether the modification either creates new or changes the existing enforceable rights and obligations. Contract modifications that are for goods or services that are not distinct from the existing contract, due to the significant integration with the original good or service provided, are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and the Company's measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. When the modifications include additional performance obligations that are distinct and at relative stand-alone selling price, they are accounted for as a new contract and performance obligation, which are recognized prospectively.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When the Company's contracts with customers require highly complex integration or manufacturing services that are not separately identifiable from other promises in the contracts and, therefore, not distinct, then the entire contract is accounted for as a single performance obligation. In situations when the Company's contract includes distinct goods or services that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct goods or services. For any contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the estimated relative standalone selling price of each distinct good or service in the contract. For product sales, each product sold to a customer typically represents a distinct performance obligation. In such cases, the observable standalone sales are used to determine the standalone selling price.

Performance obligations are satisfied as of a point in time or over time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract.

The following table outlines the Company's remaining performance obligations disaggregated by segment:

September 30, 2020
Aerospace	$9,717
Honeywell Building Technologies	5,537
Performance Materials and Technologies	6,532
Safety and Productivity Solutions	3,858
$25,644

Performance obligations recognized as of September 30, 2020 will be satisfied over the course of future periods. The Company's disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 54% and 46%, respectively.

The timing of satisfaction of the Company's performance obligations does not significantly vary from the typical timing of payment. Typical payment terms of the Company's fixed-price over time contracts include progress payments based on specified events or milestones, or based on project progress. For some contracts we may be entitled to receive an advance payment.

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

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 8. Accounts Receivable - Net

	September 30, 2020	December 31, 2019
Trade	$7,064	$7,639
Less - Allowance for doubtful accounts	(186)	(146)
	$6,878	$7,493

Trade receivables include $1,779 million and $1,586 million of unbilled balances under long-term contracts as of September 30, 2020 and December 31, 2019. These amounts are billed in accordance with the terms of the customer contracts to which they relate.

Note 9. Inventories

	September 30, 2020	December 31, 2019
Raw materials	$1,081	$1,056
Work in process	850	817
Finished products	2,774	2,593
	4,705	4,466
Reduction to LIFO cost basis	—	(45)
	$4,705	$4,421

During the third quarter of 2020, the Company changed the method of valuing inventory from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method for inventories within our Performance Materials and Technologies segment not previously valued using FIFO. The Company believes the FIFO method is preferable and better reflects the current value of inventory reported in the Consolidated Balance Sheet. The cumulative effect of this change in accounting principle was $7 million and was recorded as a reduction to Cost of products sold for the three months ended September 30, 2020. The inventories subject to this change totaled approximately 6 percent of consolidated inventories. This change was not material to the Consolidated Financial Statements, therefore prior periods were not adjusted retrospectively.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 10. Leases

    The Company's operating and finance lease portfolio is described in Note 14, Leases of the Notes to its Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.

    Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2020	2019
Net right-of-use assets obtained in exchange for lease obligations:
Operating leases	155	118
Finance leases	24	17
Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019
Operating leases
Other assets	$725	$673
Accrued liabilities	179	171
Other liabilities	597	534
Total operating lease liabilities	$776	$705
Financing leases
Property, plant and equipment	$360	$361
Accumulated depreciation	(171)	(152)
Property, plant and equipment - net	$189	$209
Current maturities of long-term debt	61	59
Long-term debt	135	156
Total financing lease liabilities	$196	$215

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 11. Long-term Debt and Credit Agreements

	September 30, 2020	December 31, 2019
0.65% Euro notes due 2020	$—	$1,123
4.25% notes due 2021	800	800
1.85% notes due 2021	1,500	1,500
0.483% notes due 2022	2,500	—
2.15% notes due 2022	600	600
Floating rate notes due 2022	1,100	600
1.30% Euro notes due 2023	1,454	1,404
3.35% notes due 2023	300	300
0.00% Euro notes due 2024	582	—
2.30% notes due 2024	750	750
1.35% notes due 2025	1,250	—
2.50% notes due 2026	1,500	1,500
2.25% Euro notes due 2028	872	842
2.70% notes due 2029	750	750
1.95% notes due 2030	1,000	—
0.75% Euro notes due 2032	582	—
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
2.80% notes due 2050	750	—
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 8.0% weighted average maturing at various dates through 2025	343	278
	18,672	12,486
Less: current portion	(985)	(1,376)
	$17,687	$11,110

On August 19, 2020, the Company issued $2.5 billion 0.483% Senior Notes due 2022 and $500 million Floating Rate Senior Notes due 2022 (collectively, the “2022 Callable Notes”). The $500 million Floating Rate Senior Notes due 2022 were issued at a variable interest rate equal to the three-month LIBOR plus the applicable margin of 0.23%. The Company may redeem the 2022 fixed rate notes at any time and from time to time at our option in whole or in part, and the Company may redeem the 2022 floating rate notes at any time and from time to time on or after August 19, 2021 in whole or in part. The 2022 Callable Notes are senior unsecured and unsubordinated obligations of the Company and rank equally with all of the Company's existing and future senior unsecured debt and senior to all of the Company's subordinated debt. The 2022 Callable Notes resulted in gross proceeds of $3.0 billion, offset by $10 million in discount and closing costs related to the offering. The Company used the proceeds of the offering to repay $3.0 billion of borrowings under the delayed draw term loan facility, referenced below.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

On May 18, 2020, the Company issued $1.25 billion 1.35% Senior Notes due 2025, $1.0 billion 1.95% Senior Notes due 2030, and $750 million 2.80% Senior Notes due 2050 (collectively, the "2020 Notes") to replace $3.0 billion of undrawn commitments under the $6.0 billion delayed draw term loan facility, referenced below. The 2020 Notes are senior unsecured and unsubordinated obligations of the Company and rank equally with all of the Company's existing and future senior unsecured debt and senior to the Company's subordinated debt. The offering provided gross proceeds of $3.0 billion, offset by $27 million in discount and closing costs related to the offering.

On March 10, 2020, the Company issued €500 million 0.00% Senior Notes due 2024 and €500 million 0.75% Senior Notes due 2032 (collectively, the "2020 Euro Notes"). The 2020 Euro Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell's existing and future senior unsecured debt and senior to all of Honeywell's subordinated debt. The offering provided gross proceeds of $1.1 billion, offset by $9 million in discount and closing costs related to the offering.

For issuances described above, unless otherwise noted, all debt issuance costs are deferred and recognized as a direct deduction to the related debt liability and are amortized to interest expense over the debt term.

On March 26, 2020, the Company entered into a Delayed Draw Term Loan Agreement (the “Term Loan Agreement”) with a syndicate of banks. The Term Loan Agreement provided for a two-year, delayed draw term loan facility in the aggregate principal amount of $6.0 billion. Effective May 22, 2020, the Company permanently reduced the undrawn commitments under the Term Loan Agreement by an aggregate amount of $3.0 billion. On June 24, 2020, the Company drew on the remaining $3.0 billion of commitments under the Term Loan Agreement at a variable interest rate equal to the one-month LIBOR plus the applicable margin of 1.25%. The draw provided gross proceeds of $3.0 billion offset by $7 million in closing costs related to the borrowing. On August 20, 2020 the Company prepaid the outstanding principal amount of $3.0 billion. As of September 30, 2020, there are no outstanding borrowings or commitments remaining under the Term Loan Agreement.

On February 21, 2020, the Company paid its 0.65% Euro notes due 2020.

On April 10, 2020, the Company entered into a $1.5 billion 364-Day Credit Agreement (the "364-Day Credit Agreement") with a syndicate of banks. This 364-Day Credit Agreement is maintained for general corporate purposes. The 364-Day Credit Agreement replaces the previously reported 364-day credit agreement dated as of April 26, 2019, which was terminated on April 10, 2020. As of September 30, 2020, there are no outstanding borrowings under the 364-Day Credit Agreement.

Note 12. Financial Instruments and Fair Value Measures

Our credit, market, foreign currency and interest rate risk management policies are described in Note 15, Financial Instruments and Fair Value Measures of Notes to Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

The following table sets forth the Company’s financial assets and liabilities accounted for at fair value on a recurring basis:

	September 30, 2020	December 31, 2019
Assets:
Foreign currency exchange contracts	$357	$291
Available for sale investments	1,160	1,523
Interest rate swap agreements	230	38
Cross currency swap agreements	10	51
Liabilities:
Foreign currency exchange contracts	$34	$21
Interest rate swap agreements	—	13

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

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper (of which $694 million and $3,513 million was Euro denominated as of September 30, 2020 and December 31, 2019, respectively) and short-term borrowings approximates fair value.

The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$148	$143	$129	$127
Liabilities
Long-term debt and related current maturities	$18,672	$20,084	$12,486	$13,578

The following table sets forth the amounts on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

Line in the Consolidated Balance Sheet of Hedged Item	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Long-term debt	$4,180	$3,975	$230	$25

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

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three and nine months ended September 30, 2020, we recognized $13 million of expense and $206 million of gains in earnings on interest rate swap agreements. For the three and nine months ended September 30, 2019, the Company recognized $55 million and $118 million of gains in earnings on interest rate swap agreements. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

The Company economically hedges its exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. For the three and nine months ended September 30, 2020, we recognized $136 million and $69 million of expense in Other (income) expense. For the three and nine months ended September 30, 2019, the Company recognized $182 million and $231 million of income in Other (income) expense. As of September 30, 2020, cash collateral received that has not been offset against our derivatives of $323 million was recorded in Accrued liabilities and Other assets.

The following tables summarize the location and impact to the Consolidated Statement of Operations related to fair value and cash flow hedging relationships:

	Three Months Ended September 30, 2020
	Revenue	Cost of Products Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$7,797	$4,315	$1,103	$62	$101
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	(1)	(1)	(1)	(35)	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	4	—	8	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged items	—	—	—	—	13
Derivatives designated as hedges	—	—	—	—	(13)

	Three Months Ended September 30, 2019
	Revenue	Cost of Products Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$9,086	$4,775	$1,296	$(311)	$96
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	1	9	—	53	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	6	—	9	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged items	—	—	—	—	(55)
Derivatives designated as hedges	—	—	—	—	55

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Nine Months Ended September 30, 2020
	Revenue	Cost of Products Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$23,737	$12,852	$3,524	(546)	$264
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	(2)	29	(4)	(37)	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	12	—	25	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	(206)
Derivatives designated as hedges	—	—	—	—	206

	Nine Months Ended September 30, 2019
	Revenue	Cost of Products Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$27,213	$14,244	$4,046	$(901)	$266
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	2	33	1	77	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	17	—	27	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	(118)
Derivatives designated as hedges	—	—	—	—	118

The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Net Investment Hedging Relationships	2020	2019	2020	2019
Euro-denominated long-term debt	$(126)	$131	$(64)	$157
Euro-denominated commercial paper	(25)	136	30	163
Cross currency swap	(42)	39	(61)	44
Foreign currency exchange contracts	(28)	23	(46)	28

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 13. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2019	$(2,566)	$(675)	$44	$(3,197)
Other comprehensive income (loss) before reclassifications	(227)	—	50	(177)
Amounts reclassified from accumulated other comprehensive income	(10)	(60)	8	(62)
Net current period other comprehensive income (loss)	(237)	(60)	58	(239)
Balance at September 30, 2020	$(2,803)	$(735)	$102	$(3,436)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2018	$(2,709)	$(761)	$33	$(3,437)
Other comprehensive income (loss) before reclassifications	188	—	110	298
Amounts reclassified from accumulated other comprehensive income	(11)	(59)	(86)	(156)
Net current period other comprehensive income (loss)	177	(59)	24	142
Balance at September 30, 2019	$(2,532)	$(820)	$57	$(3,295)

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 14. Segment Financial Data

Honeywell globally manages our business operations through four reportable operating segments. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales
Aerospace
Products	$1,623	$2,213	$5,335	$6,462
Services	1,039	1,331	3,231	3,931
Total	2,662	3,544	8,566	10,393
Honeywell Building Technologies
Products	972	1,091	2,807	3,283
Services	333	324	956	971
Total	1,305	1,415	3,763	4,254
Performance Materials and Technologies
Products	1,803	2,129	5,510	6,437
Services	449	541	1,357	1,540
Total	2,252	2,670	6,867	7,977
Safety and Productivity Solutions
Products	1,487	1,360	4,281	4,314
Services	91	97	260	275
Total	1,578	1,457	4,541	4,589
	$7,797	$9,086	$23,737	$27,213
Segment profit
Aerospace	$617	$908	$2,082	$2,653
Honeywell Building Technologies	282	297	794	868
Performance Materials and Technologies	442	582	1,373	1,790
Safety and Productivity Solutions	219	195	610	598
Corporate	(7)	(54)	(73)	(202)
Total segment profit	1,553	1,928	4,786	5,707
Interest and other financial charges	(101)	(96)	(264)	(266)
Stock compensation expense(a)	(40)	(37)	(118)	(112)
Pension ongoing income(b)	197	150	593	449
Other postretirement income(b)	13	12	40	35
Repositioning and other charges(c)	(144)	(96)	(486)	(306)
Other(d)	(330)	106	(249)	284
Income before taxes	$1,148	$1,967	$4,302	$5,791

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

Note 15. Pension Benefits

Net periodic pension benefit costs for the Company's significant defined benefit plans include the following components:

	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$25	$21	$74	$63
Interest cost	116	153	346	460
Expected return on plan assets	(284)	(279)	(851)	(837)
Amortization of prior service (credit)	(11)	(11)	(32)	(33)
	$(154)	$(116)	$(463)	$(347)

	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$6	$4	$17	$16
Interest cost	26	34	78	106
Expected return on plan assets	(84)	(81)	(249)	(248)
Amortization of prior service (credit)	—	—	—	—
	$(52)	$(43)	$(154)	$(126)

During the three months ended September 30, 2020, the Company did not purchase any Honeywell shares from the Honeywell U.S. Pension Plan Master Trust. During the nine months ended September 30, 2020, the Company repurchased $100 million of outstanding Honeywell shares from the Honeywell U.S. Pension Plan Master Trust. During the three and nine months ended September 30, 2019, the Company repurchased $100 million and $300 million of outstanding Honeywell shares from the Honeywell U.S. Pension Plan Master Trust.

Note 16. Commitments and Contingencies

Environmental Matters

Our environmental matters are described in Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2019	$709
Accruals for environmental matters deemed probable and reasonably estimable	127
Environmental liability payments	(166)
Other	(4)
September 30, 2020	$666

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Environmental liabilities are included in the following balance sheet accounts:

	September 30, 2020	December 31, 2019
Accrued liabilities	$222	$222
Other liabilities	444	487
	$666	$709

The Company does not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined although they could be material to our consolidated results of operations and operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, the Company does not expect that environmental matters will have a material adverse effect on its consolidated financial position.

In conjunction with the Resideo Technologies, Inc. (Resideo) spin-off, the Company entered into an indemnification and reimbursement agreement with a Resideo subsidiary, pursuant to which Resideo’s subsidiary has an ongoing obligation to make cash payments to Honeywell in amounts equal to 90 percent of Honeywell’s annual net spending for environmental matters at certain sites as defined in the agreement. The amount payable to Honeywell in any given year is subject to a cap of $140 million, and the obligation will continue until the earlier of December 31, 2043, or December 31 of the third consecutive year during which the annual payment obligation is less than $25 million.

Reimbursements associated with this agreement are collected from Resideo quarterly and were $70 million in the nine months ended September 30, 2020. On July 28, 2020, the Company and Resideo agreed to a second amendment of the indemnification and reimbursement agreement to extend the payment due date to October 30, 2020 for the reimbursement amount of $35 million (originally due on April 30, 2020). The Company had previously agreed to extend the payment date for such amount to July 30, 2020. As the Company incurs costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90 percent of such costs is also recorded. This receivable amount recorded in the nine months ended September 30, 2020 was $107 million. As of September 30, 2020, Other Current Assets and Other Assets include $140 million and $482 million, respectively for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.

Asbestos Matters

Honeywell is named in asbestos related personal injury claims related to North American Refractories Company (NARCO), which was sold in 1986, and Bendix Friction Materials (Bendix) business, which was sold in 2014.

The following tables summarize information concerning NARCO and Bendix asbestos-related balances:

Asbestos-Related Liabilities
	Bendix	NARCO	Total
December 31, 2019	$1,499	$858	$2,357
Accrual for update to estimated liability	45	14	59
Asbestos related liability payments	(143)	(67)	(210)
September 30, 2020	$1,401	$805	$2,206

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Insurance Recoveries for Asbestos-Related Liabilities
	Bendix	NARCO	Total
December 31, 2019	$153	$281	$434
Probable insurance recoveries related to estimated liability	—	—	—
Insurance receipts for asbestos-related liabilities	(10)	(7)	(17)
Insurance receivables settlements	—	(1)	(1)
September 30, 2020	$143	$273	$416

NARCO and Bendix asbestos-related balances are included in the following balance sheet accounts:

	September 30, 2020	December 31, 2019
Other current assets	$42	$42
Insurance recoveries for asbestos-related liabilities	374	392
	$416	$434
Accrued liabilities	$361	$361
Asbestos-related liabilities	1,845	1,996
	$2,206	$2,357

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

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

In 2002, when the Company first established its initial liability, NARCO asbestos claims resolution shifted from the tort system to an anticipated NARCO Trust framework, where claims would be processed in accordance with established NARCO Trust Distribution Procedures, including strict medical and exposure criteria for a plaintiff to receive compensation. The Company believed at the time that the NARCO Trust’s claims filing and resolution experience after the NARCO Trust became operational would be significantly different from pre-bankruptcy tort system experience in light of these more rigorous claims processing requirements in the NARCO Trust Distribution Procedures and Honeywell’s active oversight of claims processing and approval. Given these anticipated differences, the Company believed that a 15-year time period was the appropriate horizon for establishing a probable and reasonably estimable liability for then unasserted NARCO claims as it represented its best estimate of the time period it would take for the NARCO Trust to be approved by the Bankruptcy Court, become fully operational and generate sufficiently reliable claims data (i.e., a data set which is statistically representative) to enable the Company to update its NARCO Trust Liability.

The NARCO Trust Distribution Procedures were finalized in 2006, and the Company updated its NARCO Trust Liability to reflect the final terms and payment values. The original 15-year period (from 2004 through 2018) for unasserted claims did not change as asbestos claims filings continued to be stayed against both Honeywell and NARCO. The 2006 update resulted in a range of the estimated liability for unasserted claims of $743 million to $961 million, and the Company believed that no amount within this range was a better estimate than any other amount. In accordance with ASC 450 – Contingencies (ASC 450), the Company recorded the low end of the range of $743 million (the "2006 NARCO Trust Liability Estimate") which resulted in a reduction of $207 million in our NARCO Trust Liability.

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

The NARCO Trust Agreement and the NARCO Trust Distribution Procedures are the principal documents setting forth the structure of the NARCO Trust. These documents establish Honeywell’s evergreen funding obligations. Honeywell is obligated to fund NARCO asbestos claims submitted to the NARCO Trust which qualify for payment under the Trust Distribution Procedures (Annual Contribution Claims), subject to an annual cap of $145 million. However, the initial $100 million of claims processed through the NARCO Trust (the "Initial Claims Amount") will not count against the annual cap and any unused portion of the Initial Claims Amount will roll over to subsequent years until fully utilized. These documents also establish the material operating rules for the NARCO Trust, including Honeywell audit rights and the criteria claimants must meet to have a valid claim paid. These claims payment criteria include providing the NARCO Trust with adequate medical evidence of the claimant’s asbestos-related condition and credible evidence of exposure to a specific NARCO asbestos-containing product. Further, the NARCO Trust is eligible to receive cash dividends from Harbison-Walker International Inc (HWI), the reorganized and renamed entity that emerged, fully operational, from the NARCO bankruptcy. The NARCO Trust is required to use any funding received from HWI to pay Annual Contribution Claims until those funds are exhausted. It is only at this point that Honeywell’s funding obligation to the Trust is triggered. Thus, there is an unrelated primary source for funding that affects Honeywell’s funding of the NARCO Trust Liability.

Once operational, the NARCO Trust began to receive, process and pay claims that had been previously stayed pending the Trust becoming operational. As the NARCO Trust began to pay claims in 2014, the Company began to assert our on-going audit rights to review and monitor the claims processor’s adherence to the established requirements of the NARCO Trust Distribution Procedures. While doing so, the Company identified several issues with the way the Trust was implementing the NARCO Trust Distribution Procedures. In 2015, Honeywell filed suit against the NARCO Trust in Bankruptcy Court alleging breach of certain provisions of the NARCO Trust Agreement and NARCO Trust Distribution Procedures. The parties agreed to dismiss the proceeding without prejudice pursuant to an 18-month Standstill Agreement, which expired in October 2017. Notwithstanding its expiration, claims processing continues, and Honeywell continues to negotiate and attempt to resolve remaining disputed issues (that is, instances where Honeywell believes the NARCO Trust is not processing claims in accordance with established NARCO Trust Distribution Procedures). Honeywell reserves the right to seek judicial intervention should negotiations fail.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

After the NARCO Trust became effective in 2013, the $743 million NARCO Trust Liability was then comprised of:

(i)liability for unasserted claims; and
(ii)liability for claims asserted after the NARCO Trust became operational but not yet paid.

Although we know the number of claims filed with the NARCO Trust each year, the Company is not able to determine at this time the portion of the NARCO Trust Liability which represents asserted versus unasserted claims due to the lack of sufficiently reliable claims data because of the claims processing issues described previously.

Honeywell continues to maintain the 2006 NARCO Trust Liability Estimate (the $743 million accrual less payments made by Honeywell to the NARCO Trust for Annual Contribution Claims since the beginning of the fourth quarter of 2019), as there has not been sufficiently reliable claims data history to enable the Company to update that liability.

As of December 31, 2019, all cash dividends paid to the NARCO Trust by HWI had been used to pay Annual Contribution Claims. In the nine months ended September 30, 2020, Honeywell funded $54 million to the NARCO Trust for the payment of Annual Contribution Claims.

As of September 30, 2020, the Company's total NARCO asbestos liability of $805 million reflects Pre-bankruptcy NARCO Liability of $145 million and NARCO Trust Liability of $660 million (the $743 million accrual for the 2006 NARCO Trust Liability Estimate was reduced by $83 million of payments by Honeywell to the NARCO Trust for Annual Contribution Claims since HWI cash dividend funding was fully exhausted in the fourth quarter of 2019 and there have been no further dividends from HWI). Through September 30, 2020, Pre-bankruptcy NARCO Liability has been reduced by approximately $2 billion since first established in 2002, largely related to settlement payments. The remaining Pre-bankruptcy NARCO Liability principally represents estimated amounts owed pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the NARCO Trust subject to qualification under the terms of the settlement agreements and Trust Distribution Procedures. The other NARCO bankruptcy related obligations were paid in 2013 and no further liability is recorded.

Honeywell continues to evaluate the appropriateness of the 2006 NARCO Trust Liability Estimate. Despite becoming effective in 2013, the NARCO Trust has experienced delays in becoming fully operational. Violations of the Trust Distribution Procedures and the resulting disputes and challenges, a standstill pending dispute resolution, and limited claims payments, have all contributed to the lack of sufficient normalized data based on actual claims processing experience in the Trust since it became operational. As a result, Honeywell has not been able to further update the NARCO Trust Liability aside from deducting Honeywell payments to the NARCO Trust for Annual Contribution Claims. The 2006 NARCO Trust Liability Estimate continues to be appropriate because of the unresolved pending claims in the Trust, some portion of which will result in payouts in the future, and because new claims continue to be filed with the NARCO Trust. When sufficiently reliable claims data exists, the Company will update its estimate of the NARCO Trust Liability and it is possible that a material change may need to be recognized.

Our insurance receivable of $273 million as of September 30, 2020, corresponding to the estimated liability for asserted and unasserted NARCO asbestos claims, reflects coverage which reimburses Honeywell for portions of NARCO-related indemnity and defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Honeywell conducts analyses to estimate the probable amount of insurance that is recoverable for asbestos claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. Honeywell made judgments concerning insurance coverage that Honeywell believes are reasonable and consistent with Honeywell's historical dealings and Honeywell's knowledge of any pertinent solvency issues surrounding insurers.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Bendix Products—Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix-related asbestos claims activity:

	Nine Months Ended September 30,	Years Ended December 31,
Claims Activity	2020	2019	2018
Claims unresolved at the beginning of period	6,480	6,209	6,280
Claims filed	1,621	2,659	2,430
Claims resolved	(1,680)	(2,388)	(2,501)
Claims unresolved at the end of period	6,421	6,480	6,209

Disease Distribution of Unresolved Claims	September 30,	December 31,
	2020	2019	2018
Mesothelioma and other cancer claims	3,404	3,399	2,949
Nonmalignant claims	3,017	3,081	3,260
Total claims	6,421	6,480	6,209
Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in whole dollars)
Malignant claims	$50,200	$55,300	$56,000	$44,000	$44,000
Nonmalignant claims	$3,900	$4,700	$2,800	$4,485	$100

It is not possible to predict whether resolution values for Bendix-related asbestos claims will increase, decrease or stabilize in the future.

The Company's Consolidated Financial Statements reflect an estimated liability for resolution of asserted (claims filed as of the financial statement date) and unasserted Bendix-related asbestos claims and excludes the Company’s ongoing legal fees to defend such asbestos claims which will continue to be expensed as they are incurred. The Company has valued Bendix asserted and unasserted claims using average resolution values for the previous five years. The Company updates the resolution values used to estimate the cost of Bendix asserted and unasserted claims during the fourth quarter each year.

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

The Company's insurance receivable corresponding to the liability for settlement of asserted and unasserted Bendix asbestos claims reflects coverage which is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Based on our ongoing analysis of the probable insurance recovery, insurance receivables are recorded in the financial statements simultaneous with the recording of the estimated liability for the underlying asbestos claims. This determination is based on the Company's analysis of the underlying insurance policies, the Company's historical experience with our insurers, the Company's ongoing review of the solvency of its insurers, judicial determinations relevant to our insurance programs, and the Company's consideration of the impacts of any settlements reached with its insurers.

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

Garrett Matter

In conjunction with the Garrett spin-off, the Company entered into a binding indemnification and reimbursement agreement (“Garrett Indemnity”) with a Garrett subsidiary, pursuant to which Garrett’s subsidiary has an ongoing obligation to make cash payments to Honeywell in amounts equal to (i) 90% of Honeywell’s asbestos-related liability payments primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments, including the legal costs of defending and resolving such liabilities, less (ii) 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The amount payable to Honeywell in respect of such liabilities arising in any given year is subject to a cap of approximately Euro 150 million (equivalent to $175 million at the time the Garrett Indemnity was entered into). The obligation under the terms of the Garrett Indemnity continues until the earlier of December 31, 2048, or December 31 of the third consecutive year during which the annual obligation is less than the Euro equivalent, at the fixed exchange rate at the time the indemnification and reimbursement agreement was entered into, of $25 million.

Prior to the Garrett filing described below, on June 12, 2020, the Company and Garrett entered into an amendment of the Garrett Indemnity in connection with Garrett’s amendment of its 2018 credit agreement. These amendments provided Garrett with temporary financial covenant relief with respect to the total leverage and interest coverage ratios, for a period that could extend to as late as June 30, 2022. Garrett’s payments to the Company under the Garrett Indemnity were deferred to the extent Garrett is (or to the extent such payments would cause Garrett to be) out of compliance with the original financial covenants and resume to the extent Garrett is in compliance with such original financial covenants. Any deferred amounts were to be paid to the extent Garrett was in compliance with such original financial covenants and had available capacity to make such payments pursuant to the terms of the indemnification and reimbursement agreement and its current credit agreement.

The receivable amount recorded in connection with the Garrett Indemnity in the nine months ended September 30, 2020 was $38 million. Amounts associated with the Garrett Indemnity are scheduled under the agreement to be collected from Garrett quarterly, and because of the extension referenced above and below, such amounts were $36 million in the nine months ended September 30, 2020.

In conjunction with the spin-off, Honeywell also entered into a binding tax matters agreement with Garrett and a Garrett subsidiary (the “Tax Matters Agreement”). The Tax Matters Agreement generally provides that Garrett is responsible and must indemnify Honeywell for all ordinary operating taxes, including income taxes, sales taxes, value-added taxes ("VAT") and payroll taxes, relating to Garrett for all periods, including periods prior to the spin-off, to the extent not paid prior to the spin-off date. In addition, among other items, as a result of the mandatory transition tax imposed by the Tax Cuts and Jobs Act, Garrett is required to make payments to Honeywell in the amount representing the net tax liability of Honeywell under the mandatory transition tax attributable to Garrett.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

As of September 30, 2020, the Company’s receivables prior to the adjustments described herein from Garrett and/or certain of its subsidiaries were collectively as follows:

September 30, 2020
Garrett Indemnification and Reimbursement	$1,121
Tax Matters Agreement	273
Other Receivables, net	13
Total Reimbursement Receivables	$1,407
Garrett Litigation and Bankruptcy Proceedings

On December 2, 2019, Garrett Motion Inc. and Garrett ASASCO Inc. filed a Summons with Notice and commenced a lawsuit in the Commercial Division of the Supreme Court of the State of New York, County of New York (the “State Court”), seeking to invalidate the Garrett Indemnity. Garrett seeks damages and a declaratory judgment based on various claims set forth in the Summons with Notice. On January 15, 2020, Garrett filed its complaint in the action, which asserted the same claims, and on March 5, 2020, we filed a Motion to Dismiss. To date, Garrett has not filed a response to the Motion to Dismiss. On June 12, 2020, given the challenges of operating in the COVID-19 environment, Honeywell and Garrett entered into a litigation status agreement pursuant to which (i) the parties agreed to make good faith efforts to limit near-term litigation spend on this matter, and (ii) the Company agreed to extend both the $2 million payment owed by Garrett to the Company on May 1, 2020 under the Garrett Indemnity and the $18 million payment owed by Garrett to the Company on April 1, 2020 under the Tax Matters Agreement until December 31, 2020 (which amounts, as previously disclosed, had been deferred to May 31, 2020). On July 17, 2020, the Company received a notice from Garrett asserting that Honeywell has caused material breaches of the Tax Matters Agreement and that the Tax Matters Agreement is unenforceable. On September 23, 2020, Garrett removed the existing State Court litigation against Honeywell to the Bankruptcy Court (as defined below). Honeywell moved to dismiss all of Garrett’s claims on October 13, 2020. Honeywell’s motion to dismiss is currently set for a hearing on November 18, 2020, subject to further direction from the Bankruptcy Court. Honeywell strongly believes that Garrett's allegations have no merit, nor are they material to Honeywell. We believe we have fully complied with our obligations under the indemnification and reimbursement agreement and the Tax Matters Agreement and that both agreements are valid and enforceable.

On September 20, 2020, Garrett and 36 of its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Based on its bankruptcy filings, Garrett is proposing to sell its business while in bankruptcy, and Garrett entered into a Share and Asset Purchase Agreement, dated as of September 20, 2020 (the “Proposed Stalking Horse Bid”), with KPS Capital Partners, LP (“KPS”) and filed proposed bidding procedures for an auction and other procedures related to the proposed sale. As most recently amended, the Proposed Stalking Horse Bid contemplates a proposed purchase of Garrett’s business for $2.6 billion and includes as part of the sale certain claims and causes of action against Honeywell and others arising out of the spin-off, with details related to this aspect of its proposed sale structure to be forthcoming. Garrett also entered into a restructuring support agreement (“RSA”) with holders of approximately 61% of its outstanding senior secured debt which contemplates that Garrett will file and seek approval of a restructuring plan that implements the sale of Garrett’s business, pays Garrett’s secured creditors in full and pays at least 90% of Garrett's unsecured notes obligations from the cash from the sale, provides Garrett’s current stockholders an opportunity to co-invest up to $350 million in the purchase of common stock of a new company organized by KPS to purchase Garrett’s business on same terms as KPS, and includes as part of the sale certain claims and causes of action against Honeywell and others arising out of the spin-off, with details related to this aspect of its proposed sale structure to be forthcoming. On October 23, 2020, the Bankruptcy Court approved “stalking horse” bidding protections for KPS, including a $63 million termination fee and expense reimbursement (subject to a limit of $21 million). The Proposed Stalking Horse Bid and restructuring plan remain subject to Bankruptcy Court approval. KPS’s purchase of Garrett's business remains subject to competing bids and Bankruptcy Court approval, as well as customary regulatory approvals and other customary conditions. Garrett’s operations are expected to proceed, without interruption, during the bankruptcy proceedings.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

In October 2020, Honeywell signed a coordination agreement with Oaktree Capital Management, L.P. ("Oaktree") and Centerbridge Partners, L.P. ("Centerbridge"), which since has also been signed by equity holders representing approximately 50% of Garrett’s outstanding common stock. The coordination agreement supports a proposed plan of reorganization (the “Plan”) that would allow Honeywell to recover over time a significant portion of the receivable amounts owed to Honeywell (the “Alternative Proposal”). As currently contemplated, the Alternative Proposal provides that, if the Plan is approved, Honeywell would receive an initial payment of $275 million in cash and new series B preferred stock of reorganized Garrett. In total, the Alternative Proposal would provide for cash payments totaling $1.45 billion comprising the initial cash payment of $275 million and $1.175 billion paid over a twelve-year period ending December 31, 2034 (unless a discounted amount is paid earlier pursuant to certain put, call or acceleration provisions). These cash payments would be paid in full and final satisfaction of Garrett’s obligations to Honeywell under the indemnification and reimbursement agreement and tax matters agreement. Under the Alternative Proposal, both agreements would be terminated in connection with Bankruptcy Court confirmation of the Alternative Proposal. In addition, under the Alternative Proposal, Garrett’s secured creditors and unsecured notes obligations would be paid in full, and equity would be reinstated. The Alternative Proposal remains subject to various conditions and milestones, as well as Bankruptcy Court approval, and Garrett has not accepted the Alternative Proposal to date. There can be no assurance that a plan of reorganization incorporating the terms contemplated by the Alternative Proposal will be approved and confirmed by the Bankruptcy Court.

Garrett is early in the bankruptcy proceedings and the ultimate outcome of such proceedings is uncertain. We regularly review the aggregate carrying value of the receivable amounts due in connection with the Garrett Indemnity and the Tax Matters Agreement. Following Garrett’s bankruptcy filing, Honeywell's review has taken into account, among other things, the potential enterprise value of the Garrett business based on publicly available information, Garrett’s implied enterprise value under the Alternative Proposal (which supports our independent assessment), the possibility that there will be additional bids and/or other plan proposals that Honeywell believes should reflect the enterprise value of Garrett’s business, and the significant uncertainties associated with the potential outcomes of the Garrett bankruptcy proceedings. Based on such review, we currently believe that we will be able to recover a significant portion, but potentially not all, of the receivable amounts owed to us under the agreements with Garrett. As such, and based on the assumption that the Bankruptcy Court will approve a plan that reflects an enterprise value for Garrett that meets or exceeds Honeywell's best estimate, Honeywell has recorded an adjustment of $350 million to lower the aggregate carrying balance of the receivable amounts due in connection with the Garrett Indemnity and the Tax Matters Agreement. Honeywell recorded a corresponding, non-cash charge in our statement of operations in the third quarter of 2020 in the amount of $350 million. This amount represents the difference between the approximately $1.4 billion carrying value of the undiscounted receivables owed to Honeywell by Garrett under these agreements and the present value of amounts owed to us over the full term of these existing agreements.

The ultimate outcome of the bankruptcy process is uncertain. Depending on the transaction and/or plan of reorganization ultimately approved and confirmed by the Bankruptcy Court, the amount collected could be more or less than such reduced amount of the remaining receivable amounts recorded in our financial statements. There are currently two competing proposals, the Proposed Stalking Horse Bid and the Alternative Proposal (the "Competing Proposals") which both remain subject to modification, and it is possible that there will be additional bids and alternative proposals for plans of reorganization for Garrett. If either of the Competing Proposals is accepted and approved by the Bankruptcy Court in its current form, then there would be an additional write-down of the remaining receivables due from Garrett, with a corresponding charge to our statement of operations in the same amount. In the case of the current Proposed Stalking Horse Bid, such additional adjustment would be a significant portion of the remaining receivables due from Garrett. In the case of the Alternative Proposal, we would not expect such additional adjustment to be material. There can be no assurance that recording an additional adjustment (positive or negative) against the remaining receivable amounts in whole or in part (together with a related statement of operations charge) will not be necessary in a future period or periods. The ultimate outcome of the bankruptcy process is uncertain. Depending on the transaction and/or plan of reorganization ultimately approved and confirmed by the Bankruptcy Court, the amount collected could be more or less than such reduced amount of the remaining receivable amounts recorded in our financial statements. Honeywell will continue to monitor the Bankruptcy Court proceedings in order to appropriately assess and enforce our rights in this matter. Honeywell intends to vigorously defend its rights to collect amounts due under the Garrett Indemnity and Tax Matters Agreement with Garrett.

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

Plaintiffs sought rehearing en banc from the Sixth Circuit Court of Appeals, which petition was denied. Plaintiffs failed to timely appeal the Sixth Circuit's ruling to the Supreme Court of the United States. Accordingly, as of October 8, 2020, the case has now been fully resolved.

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share amounts)

The following Management Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or “the Company”) for the three months (quarter) and nine months ended September 30, 2020. The financial information as of September 30, 2020 should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2019 contained in our 2019 Annual Report on Form 10-K.

COVID-19 UPDATE

In December 2019, a novel strain of coronavirus (COVID-19) was identified in Asia. Over the next several months, COVID-19 quickly spread across the world. In March 2020, the World Health Organization declared COVID-19 a worldwide pandemic. As of September 30, 2020, the virus continues to spread, infecting more than 10 million people worldwide. No vaccine is currently available.

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

These events impacted our business operations in multiple ways. In the first quarter of 2020, we quickly responded to the changing environment. In January 2020, we implemented policies in select countries within Asia to restrict travel and require employees to work from home for all roles that allow for remote work. In March 2020, we expanded this work from home policy to include our employees worldwide. We introduced appropriate safety and hygiene protocols to enable our manufacturing employees to operate safely through the pandemic. We actively monitored the changing government rules and regulations for each of our locations worldwide.

We remain cautious as many factors remain unpredictable, including COVID-19 infection rates and vaccine availability timeline. We are monitoring COVID-19 infection rates globally and acknowledge the risk of new surges in COVID-19 infections.

We prepared procedures for the phased return of our employees to office sites and trained our local site leaders in the appropriate safety and hygiene protocols. As of September 30, 2020, all of our manufacturing sites continue to operate and, outside of India, most of our employees in Asia have returned to the workplace in some capacity. We also returned workers to select office sites within Europe and North America. In many countries, including the U.S., most of our non-manufacturing employees continue to work from home (for all roles that allow for remote work).

The global recession resulted in a slow-down in demand for many of the products and services that we offer. The impact on each of our businesses is outlined below:

•Aerospace – The decline in global travel negatively impacted many of our customers, resulting in lower demand for our products from original equipment manufacturers (OEMs) and negatively impacted demand for our aftermarket businesses. As a result, this segment's sales and profits declined in the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

•Performance Materials and Technologies – Many of our customers operate in the oil and gas industry. The decline in global travel, coupled with excessive oil and gas supply, negatively impacted many of our customers and resulted in lower demand for our products. As a result, this segment's sales and profits declined in the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

•Honeywell Building Technologies – Our customers own or manage buildings in a variety of industries including commercial real estate, hospitality, government, healthcare, banking and education. The global recession impacted many of these industries, resulting in a reduction of discretionary spending. As a result, this segment experienced lower demand for our products, and segment sales and profits declined in the three months ended September 30, 2020, compared to the three months ended September 30, ,2019.

•Safety and Productivity Solutions – The global pandemic created significant demand for our respiratory personal protective equipment (PPE) driving increases in sales and profits in the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

As a result of the slowdown in demand for our products, we implemented several cost reduction programs across our enterprise. We canceled our 2020 merit increases and reduced executive and Board of Director compensation. We initiated reduced work schedules across the company and implemented permanent census reductions.

We also took several steps to secure additional liquidity. In May 2020, we completed a public Senior Notes offering, which provided $3 billion of available liquidity. In August 2020, we completed a public Senior Notes offering, which provided $3 billion of available liquidity which was used to repay the outstanding principal amount of $3.0 billion under the Term Loan Agreement. As of September 30, 2020, there are no outstanding borrowings or commitments remaining under the Term Loan Agreement. As of September 30, 2020, we held $15.0 billion of available cash and short-term investments.

We continue to monitor and respond to the changing conditions created by the pandemic.

Employee Health, Safety, and Economic Wellness

We continue to monitor the COVID-19 situation and its impacts globally. We are prioritizing the health and safety of our employees. Out of an abundance of caution for the health of our employees and to support local government initiatives to stem the spread of the virus, we implemented several precautions at various sites around the world at all times in compliance with local government requirements and Centers for Disease Control and Prevention (CDC) guidelines. These include, but are not limited to:

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

To date, Honeywell has made substantial mask donations to frontline workers across multiple regions. Honeywell funded a $2 million Small Business Innovation Fund in Charlotte to help storefront businesses with 50 or fewer employees make investments in new technologies and business models to adjust to the realities of operating in the COVID-19 environment; businesses owned by women, minorities and veterans will be prioritized. In addition, Honeywell funded the provision of approximately nine million meals and a month’s supply of hygiene kits to more than 12,500 families in India suffering hardships due to the crisis.

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

We announced our new capacity in the U.S. to make N95 masks, with production lines added in Rhode Island and Arizona that will collectively produce 40 million masks each month to support health, safety, and response workers globally. In addition, we are expanding our non-U.S. capacity with a new mask manufacturing line in the U.K that is expected to produce 4.5 million masks each month, and a new line in India that is expected to produce 2 million masks each month. Separately, we are collaborating with Mubadala Investment Company's subsidiary, Strata Manufacturing, in the UAE to produce 30 million masks annually.

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

We are also investing in developing and bringing to market a wide array of new COVID-related products, including but not limited to Healthy Buildings solutions, remote operations offerings, automation technologies to help speed vaccine development, vaccine packaging solutions, an ultraviolet cleaning system for aircraft, and innovative dual-layer face covers and safety packs.

Plant Productivity and Safety

In situations where our businesses were deemed essential, we worked with local officials to determine how to safely operate our manufacturing facilities. We successfully operated these manufacturing facilities with minimal disruption in our productivity. In the second quarter of 2020, we repurposed certain manufacturing facilities to produce PPE that was in short supply around the world. As of September 30, 2020, more than 95% of our manufacturing sites were operating at normal production levels.

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

See Part II, Item 1A. Risk Factors for discussion of risks associated to the COVID-19 pandemic.

Garrett Bankruptcy

On September 20, 2020, Garrett Motion Inc. (“Garrett”) and certain of its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).

Garrett is still in the early stages of its bankruptcy process, and any further impacts on our financial statements remain subject to the various relief ultimately granted to Garrett and its affiliates by the Bankruptcy Court and the plan of reorganization ultimately confirmed in their bankruptcy proceedings, among other things.

Two competing proposals have been publicly disclosed to date (the “Competing Proposals”):

1.Garrett entered into a Share and Asset Purchase Agreement, dated as of September 20, 2020 (the “Proposed Stalking Horse Bid”), with KPS Capital Partners, LP (“KPS”). As most recently amended, the Proposed Stalking Horse Bid contemplates a proposed purchase of Garrett’s business for $2.6 billion and a Chapter 11 plan that implements the sale of Garrett’s business, pays Garrett’s secured creditors in full and pays 90% of Garrett’s unsecured notes obligations from the cash from the sale, provides Garrett’s current stockholders an opportunity to co-invest up to $350 million in the purchase of common stock of the a new company organized by KPS to purchase Garrett’s business on same terms as KPS, and includes as part of the sale certain claims and causes of action against Honeywell and others arising out of the spin-off, with details related to this aspect of its proposed sale structure to be forthcoming.

2.Honeywell signed a coordination agreement with Oaktree Capital Management, L.P. (“Oaktree”) and Centerbridge Partners, L.P. (“Centerbridge”), which has since been signed by equity holders representing approximately 50% of Garrett’s outstanding common stock (the "Alternative Proposal"). The coordination agreement supports a proposed plan of reorganization under which Honeywell would receive cash payments totaling $1.45 billion comprising an initial payment of $275 million and $1.175 billion paid over a twelve-year period ending December 31, 2034. These cash payments would be paid in full and final satisfaction of Garrett’s obligations under the Garrett Indemnity and Tax Matters Agreement. Under the Alternative Proposal, Garrett’s secured creditors and unsecured notes obligations would be paid in full, and equity would be reinstated.

Both of the Competing Proposals remain subject to various conditions and milestones, as well as Bankruptcy Court approval and confirmation. It is also possible that there will be additional bids and alternative proposed plans of reorganization for Garrett. There can be no assurance that either the Proposed Stalking Horse Bid (including the plan of reorganization contemplated thereby) or the Alternative Proposal will be accepted by the requisite parties and approved and confirmed by the Bankruptcy Court.

We understand based on Garrett’s public disclosures that the business fundamentals of Garrett remain strong and, in the quarter ended June 30, 2020, Garrett continued to generate positive earnings before interest, taxes, depreciation, and amortization. We believe such disclosures by Garrett management demonstrate Garrett’s ability to meet its financial obligations despite temporary adverse business conditions resulting from COVID-19, particularly in light of the financial covenant relief provided by the Credit Agreement and IRA Amendments.

The ultimate outcome of the bankruptcy process is uncertain. Depending on the transaction and/or plan of reorganization ultimately approved and confirmed by the Bankruptcy Court, the amount collected could be more or less than such reduced amount of the remaining net receivable amounts recorded in our financial statements.

We will continue to monitor the Bankruptcy Court proceedings in order to appropriately assess and enforce our rights in this matter. We intend to vigorously defend our rights to collect amounts due under the Indemnity Agreement and Tax Matters Agreement with Garrett. We continue to strongly believe that Garrett's attempts to challenge the enforceability of these agreements have no merit, that we have fully complied with our obligations thereunder, and that both agreements are valid and enforceable. The accounting adjustment and related charge described above does not impact or change our view of the strength and merits of these positions.

For additional information, see “Risk Factors – Garrett is currently subject to bankruptcy proceedings in the United States Bankruptcy Court for the Southern District of New York. The outcome of the bankruptcy proceedings is unknown and may adversely affect our results of operations and financial condition” and Note 16 to Commitments and Contingencies of Notes to Consolidated Interim Financial Statements.

A.	Results of Operations – three and nine months ended September 30, 2020 compared with the three and nine months ended September 30, 2019

Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$7,797	$9,086	$23,737	$27,213
% change compared with prior period	(14)%		(13)%

The change in net sales compared to the prior year period is attributable to the following:

	Three Months	Year to Date
Volume	(16)%	(14)%
Price	2%	2%
Foreign Currency Translation	—%	(1)%
	(14)%	(13)%

A discussion of net sales by segment can be found in the Review of Business Segments section of this Management Discussion and Analysis.

The unfavorable volume impact in the quarter and nine months is driven by lower sales in certain products across our businesses due to the global recession attributable to COVID-19 and volatility in the oil and gas industry, partially offset by the strength in respiratory PPE products, warehouse automation projects, and defense and space business.

The unfavorable impact of foreign currency translation in the nine months is driven by the strengthening of the U.S. Dollar against the currencies of the majority of our international markets, primarily the Chinese Renminbi, Indian Rupee, Canadian Dollar, Russian Ruble, and Australian Dollar.

Cost of Products and Services Sold
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of products and services sold	$5,383	$6,038	$16,193	$18,011
% change compared with prior period	(11)%		(10)%
Gross margin percentage	31.0%	33.5%	31.8%	33.8%

Cost of products and services sold decreased in the quarter primarily due to lower direct and indirect material costs of approximately $220 million and $110 million and lower labor costs of approximately $370 million (both driven by lower sales volumes and other cost actions to improve productivity), partially offset by higher repositioning and other charges of approximately $20 million.

Cost of products and services sold decreased in the nine months primarily due to lower direct and indirect material costs of approximately $1,170 million and $240 million and lower labor costs of approximately $530 million (both driven by lower sales volumes and other cost actions to improve productivity), partially offset by higher repositioning and other charges of approximately $80 million.

Gross margin percentage decreased in the quarter and nine months primarily due to lower sales volumes across each of our businesses.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Selling, general and administrative expense	$1,103	$1,296	$3,524	$4,046
% of sales	14.1%	14.3%	14.8%	14.9%

Selling, general and administrative expenses decreased $193 million in the quarter and $522 million in the nine months primarily due to productivity and lower sales volume, partially offset by higher repositioning and other charges.

Other (Income) Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Other (income) expense	$62	$(311)	$(546)	$(901)

Other expense increased for the quarter primarily due to the non-cash charge associated with the reduction in carrying value to present value of reimbursement receivables due from Garrett Motion Inc. (Garrett), lower interest income and lower foreign exchange income, partially offset by higher pension income.

Other income decreased for the nine months primarily due to the non-cash charge associated with the reduction in carrying value to present value of reimbursement receivables due from Garrett, lower interest income and lower foreign exchange income, partially offset by higher pension income.

Tax Expense (Benefit)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Tax expense (benefit)	$367	$319	$816	$1,151
Effective tax rate	32.0%	16.2%	19.0%	19.9%

The effective tax rate increased for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 primarily from a non-cash charge related to the reduction of the aggregate carrying value of certain receivables with no corresponding tax benefit, the absence of tax benefits related to the reduction of accrued withholding taxes on unremitted foreign earnings and decreased tax benefits for employee share based compensation. The effective tax rate decreased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily from the favorable resolution of a foreign tax matter related to the spin-off transactions, tax law changes in India, and the resolution of certain U.S. tax matters offset by a non-cash charge related to the reduction of the aggregate carrying value of certain receivables with no corresponding tax benefit, the absence of tax benefits related to the reduction of accrued withholding taxes on unremitted foreign earnings and decreased tax benefits for employee share based compensation.

The effective tax rate for the three months ended September 30, 2020 was higher than the U.S. federal statutory rate of 21% primarily from a non-cash charge related to the reduction of the aggregate carrying value of certain receivables with no corresponding tax benefit, incremental tax reserves and state taxes partially offset by foreign earnings taxed at lower foreign tax rates. The effective tax rate for the nine months ended September 30, 2020 was lower than the U.S. federal statutory rate of 21% primarily from foreign earnings taxed at lower foreign tax rates, the favorable resolution of a foreign tax matter related to the spin-off transactions, tax law changes in India and the resolution of certain U.S. tax matters offset by a non-cash charge related to the reduction of the aggregate carrying value of certain receivables with no corresponding tax benefit, incremental tax reserves and state taxes.

The effective tax rate for the quarter and nine months ended September 30, 2019 was lower than the U.S. federal statutory rate of 21% primarily due to the reduction of withholding taxes related to unremitted foreign earnings.

Net Income Attributable to Honeywell

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to Honeywell	$758	$1,624	$3,420	$4,581
Earnings per share of common stock – assuming dilution	$1.07	$2.23	$4.81	$6.25

Earnings per share of common stock – assuming dilution decreased in the quarter primarily driven by lower segment profit, non-cash charge associated with the reduction in carrying value to present value of reimbursement receivables due from Garrett, higher repositioning and other charges and higher income taxes.

Earnings per share of common stock – assuming dilution decreased in the nine months primarily driven by lower segment profit, non-cash charge associated with the reduction in carrying value to present value of reimbursement receivables due from Garrett, higher repositioning and other charges and lower interest income, partially offset by lower income taxes, higher pension ongoing income and the favorable impact of lower share count.

Review of Business Segments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Aerospace sales
Commercial Aviation Original Equipment	$406	$772	(47)%	$1,527	$2,265	(33)%
Commercial Aviation Aftermarket	774	1,452	(47)%	2,807	4,234	(34)%
Defense and Space	1,482	1,320	12%	4,232	3,894	9%
Total Aerospace sales	2,662	3,544		8,566	10,393
Honeywell Building Technologies sales
Buildings	1,305	1,415	(8)%	3,763	4,254	(12)%
Total Honeywell Building Technologies sales	1,305	1,415		3,763	4,254
Performance Materials and Technologies sales
UOP	461	717	(36)%	1,572	2,030	(23)%
Process Solutions	1,135	1,283	(12)%	3,379	3,818	(11)%
Advanced Materials	656	670	(2)%	1,916	2,129	(10)%
Total Performance Materials and Technologies sales	2,252	2,670		6,867	7,977
Safety and Productivity Solutions sales
Safety	599	558	7%	1,612	1,653	(2)%
Productivity Solutions	979	899	9%	2,929	2,936	—%
Total Safety and Productivity Solutions sales	1,578	1,457		4,541	4,589
Net sales	$7,797	$9,086		$23,737	$27,213

Aerospace

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Net sales	$2,662	$3,544	(25)%	$8,566	$10,393	(18)%
Cost of products and services sold	1,854	2,375		5,848	6,944
Selling, general and administrative and other expenses	191	261		636	796
Segment profit	$617	$908	(32)%	$2,082	$2,653	(22)%

	2020 vs. 2019
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic	(25)%	(32)%	(18)%	(22)%
Foreign currency translation	—%	—%	—%	—%
Acquisitions, divestitures and other, net	—%	—%	—%	—%
Total % change	(25)%	(32)%	(18)%	(22)%

Aerospace sales decreased for the quarter and nine months ended September 30, 2020 due primarily to lower sales volumes as the decline in global travel negatively impacted many of our customers, resulting in lower demand for our products from OEMs and reduced demand for our aftermarket products and services.

•Commercial Aviation Original Equipment sales decreased 47% (decreased 47% organic) in the quarter and decreased 33% (decreased 32% organic) in the nine months primarily due to lower demand from air transport and regional and business aviation OEMs.

•Commercial Aviation Aftermarket sales decreased 47% (decreased 47% organic) in the quarter and decreased 34% (decreased 34% organic) in the nine months primarily due to lower demand in air transport and regional and business aviation.

•Defense and Space sales increased 12% (increased 13% organic) in the quarter and increased 9% (increased 9% organic) in the nine months driven by growth in U.S. and international defense.

Aerospace segment profit decreased in the quarter and nine months primarily driven by lower sales volume, lower sales of higher margin products and services, partially offset by favorable pricing. Cost of products and services sold decreased in the quarter and nine months due to lower volumes.

Honeywell Building Technologies

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Net sales	$1,305	$1,415	(8)%	$3,763	$4,254	(12)%
Cost of products and services sold	770	841		2,223	2,563
Selling, general and administrative and other expenses	253	277		746	823
Segment profit	$282	$297	(5)%	$794	$868	(9)%

	2020 vs. 2019
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic	(8)%	(6)%	(11)%	(8)%
Foreign currency translation	—%	1%	(1)%	(1)%
Acquisitions, divestitures and other, net	—%	—%	—%	—%
Total % change	(8)%	(5)%	(12)%	(9)%

Honeywell Building Technologies sales decreased in the quarter ended September 30, 2020 due to lower organic sales. Sales decreased in the nine months ended September 30, 2020 due to lower organic sales and the unfavorable impact of foreign currency translation. Our customers own or manage buildings in a variety of industries including commercial real estate, hospitality, airports and other government buildings, healthcare and education. The global recession impacted many of these industries, resulting in a reduction of discretionary spending and demand for our products and services.

•Sales in Building Technologies decreased 8% (decreased 8% organic) in the quarter primarily due to lower sales volumes in both Products and Building Solutions. Sales decreased 12% (decreased 11% organic) in the nine months primarily due to lower sales volumes in both Products and Building Solutions and the unfavorable impact of foreign currency translation.

Honeywell Building Technologies segment profit decreased in the quarter primarily due to lower sales volumes, partially offset by favorable pricing and the favorable impact of foreign currency translation. Segment profit decreased in the nine months primarily due to lower sales volumes and the unfavorable impact of foreign currency translation, partially offset by favorable pricing. Cost of products and services sold decreased in the quarter and nine months due to lower sales volumes.

Performance Materials and Technologies

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Net sales	$2,252	$2,670	(16)%	$6,867	$7,977	(14)%
Cost of products and services sold	1,523	1,742		4,572	5,121
Selling, general and administrative and other expenses	287	346		922	1,066
Segment profit	$442	$582	(24)%	$1,373	$1,790	(23)%

	2020 vs. 2019
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic	(16)%	(24)%	(13)%	(23)%
Foreign currency translation	—%	—%	(1)%	—%
Acquisitions, divestitures, and other, net	—%	—%	—%	—%
Total % change	(16)%	(24)%	(14)%	(23)%

Performance Materials and Technologies sales decreased for the quarter ended September 30, 2020 primarily due to lower sales volumes. Sales decreased in the nine month period due to lower sales volumes and the unfavorable impact of foreign currency translation. Many of our customers operate in the oil and gas industry. The decline in global travel, coupled with excessive oil and gas supply, negatively impacted many of our customers resulting in lower demand for our products and services.

•UOP sales decreased 36% (decreased 36% organic) in the quarter primarily due to lower catalyst shipments and decreases in licensing and engineering driven by project delays. UOP sales decreased 23% (decreased 22% organic) in the nine months driven primarily by decreases in catalyst volumes, licensing, and engineering sales volumes and the unfavorable impact of foreign currency translation.

•Process Solutions sales decreased 12% (decreased 12% organic) in the quarter primarily driven by decreases in products, migration services and automation projects volumes. Process Solutions sales decreased 11% (decreased 10% organic) in the nine months driven primarily by decreases in products businesses, automation projects and migration services volumes and the unfavorable impact of foreign currency translation.

•Advanced Materials sales decreased 2% (decreased 4% organic) in the quarter driven primarily by decreased volumes in foam and stationary products partially offset by increased automotive refrigerants, the favorable impact of foreign currency translation and increased specialty products volumes. Advanced Materials sales decreased 10% (decreased 10% organic) in the nine months driven primarily by decreased volumes in fluorine products due to lower demand in automotive refrigerants.

Performance Materials and Technologies segment profit decreased in the quarter and nine months due to operating leverage on lower sales volumes and lower sales of higher margin products, partially offset by other productivity actions. Cost of products and services sold decreased in the quarter and nine months primarily due to lower sales volumes.

Safety and Productivity Solutions

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Net sales	$1,578	$1,457	8%	$4,541	$4,589	(1)%
Cost of products and services sold	1,113	984		3,164	3,129
Selling, general and administrative and other expenses	246	278		767	862
Segment profit	$219	$195	12%	$610	$598	2%

	2020 vs. 2019
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic	8%	13%	—%	4%
Foreign currency translation	—%	—%	(1)%	(2)%
Acquisitions, divestitures, and other, net	—%	(1)%	—%	—%
Total % change	8%	12%	(1)%	2%

    Safety and Productivity Solutions sales increased in the quarter ended September 30, 2020 due to organic growth. The global pandemic has created significant continued demand for our respiratory PPE and additional demand for on-line shopping services, providing continued support for our warehouse automation services. Sales decreased in the nine months ended September 30, 2020 due to flat organic sales and the unfavorable impact of foreign currency translation.

•Sales in Safety increased 7% (increased 6% organic) in the quarter due to organic sales growth and the favorable impact of foreign currency translation. Safety experienced a significant increase in order volume for respiratory PPE in the quarter due to the global pandemic, partially offset by lower demand for gas sensing and detection equipment. Sales decreased 2% (decreased 2% organic) in the nine months primarily due to lower sales in gas sensing and detection equipment, partially offset by higher sales in PPE.

•Sales in Productivity Solutions increased 9% (increased 9% organic) in the quarter due to organic growth in Warehouse and Workflow Solutions and Productivity Solutions and Services. Sales were flat (flat organic) in the nine months primarily due to higher sales in Warehouse and Workflow Solutions, offset by lower sales in Sensing and IoT and Productivity Solutions and Services.

    Safety and Productivity Solutions segment profit increased in the quarter and the nine months primarily due to improved productivity and favorable pricing, partially offset by higher sales of lower margin products and higher costs associated with ramping up of respiratory PPE production to meet significant increase in order volume. Cost of products and services sold increased in the quarter and the nine months due to higher organic sales volume, partially offset by higher productivity.

Repositioning and Other Charges

Cash spending related to our repositioning actions was $399 million in the nine months ended September 30, 2020 and was funded through operating cash flows.

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

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Nine Months Ended September 30,
	2020	2019
Cash provided by (used for):
Operating activities	$3,426	$4,283
Investing activities	(410)	(122)
Financing activities	1,972	(2,491)
Effect of exchange rate changes on cash	(19)	(49)
Net increase (decrease) in cash and cash equivalents	$4,969	$1,621

Cash provided by operating activities decreased by $857 million primarily due to lower net income of $1,161 million and an unfavorable impact from changes in other assets and liabilities of $10 million, partially offset by a favorable impact from working capital of $314 million.

Cash used for investing activities increased by $288 million primarily due to a $320 million increase in payments related to settlements of derivative contracts and $111 million increase in capital expenditures, partially offset by a net decrease in investments of $163 million.

Cash provided by financing activities increased by $4,463 million primarily due to an increase in proceeds from the issuance of long-term debt of $7,380 million and decrease in share repurchases of $1,501 million, partially offset by an increase in payments of long-term debt of $4,117 million and decrease in proceeds from issuance of common stock of $262 million.

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

We monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. As of September 30, 2020, we held $15.0 billion of cash and cash equivalents and short-term investments.

A source of liquidity is our ability to access the commercial paper market. Commercial paper notes are sold at a discount or premium and have a maturity of not more than 365 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing acquisitions. As of September 30, 2020, we had $3.5 billion of commercial paper notes outstanding.

We also have the following credit agreements:

•A $1.5 billion 364-Day Credit Agreement (the "364-Day Credit Agreement") with a syndicate of banks, dated April 10, 2020. This 364-Day Credit Agreement is maintained for general corporate purposes. The 364-Day Credit Agreement replaces the previously reported 364-day credit agreement dated as of April 26, 2019, which was terminated on April 10, 2020. As of September 30, 2020, there were no outstanding borrowings under our 364-Day Credit Agreement.

•A $4.0 billion Five Year Credit Agreement (the "5-Year Credit Agreement") with a syndicate of banks, dated April 26, 2019. This 5-Year Credit Agreement is maintained for general corporate purposes. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. As of September 30, 2020, there were no outstanding borrowings under our 5-Year Credit Agreement.

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

In the nine months ended September 30, 2020, the Company repurchased $2,149 million of outstanding shares. In April 2019, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included amounts remaining under, and replaced, the previously approved share repurchase program. As of September 30, 2020, $4.8 billion remained available for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact over the long-term of employee stock-based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we will seek to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

We continue to identify opportunities to improve our liquidity and negotiate payment terms with our vendors to conform to best in class industry standards. In addition, we facilitate supply chain finance ("SCF") programs with multiple third-party financial institutions. These programs enable our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on terms that are negotiated between the supplier and the respective financial institution. Our obligations, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decision to sell their receivables under these programs. Amounts due to our suppliers that elected to participate in the SCF programs are included in Accounts payable on the Consolidated Balance Sheet.

Based on past performance and current expectations, we believe that our operating cash flows will be sufficient to meet our future operating cash needs. Our available cash, committed credit lines and access to the public debt and equity markets, provide additional sources of short-term and long-term liquidity to fund current operations, debt maturities, and future investment opportunities. See Part II, Item 1A Risk Factors for discussion of risks related to the COVID-19 pandemic.

The Company increased the quarterly dividend rate by 3% to $0.93 per share of common stock effective with the fourth quarter 2020 dividend. We believe our strong financial position, continued investments for growth, and effective cost management strategies allow us to increase our quarterly dividend rate.

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

Critical Accounting Policies

The financial information as of September 30, 2020 should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2019 contained in our 2019 Annual Report on Form 10-K.

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

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our 2019 Annual Report on Form 10-K. As of September 30, 2020, there has been no material change in this information.

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

We maintain long-term contract relationships with many of our customers, suppliers and other counterparties. While we monitor the financial health of these counterparties, we are exposed to credit and market risks of such counterparties, including those concentrated in the same or similar industries and geographic regions. Changes in economic conditions could also lead to concerns about the creditworthiness of counterparties in the same or similar industry or geography, impacting our ability to renew our long-term contract arrangements or collect amounts due under these arrangements. Among other factors, changes in economic conditions could also result in the credit deterioration or insolvency of a significant counterparty. On September 20, 2020, Garrett and certain of its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. As a consequence, we have reduced the receivable amounts due in connection with such agreements by $350 million, which has a corresponding pre-tax and after-tax, non-cash charge to our third quarter 2020 statement of operations. We may be required to record an additional adjustment against those receivable amounts in whole or in part (together with a related statement of operations charge) in a future period or periods.

Garrett is currently subject to bankruptcy proceedings in the United States Bankruptcy Court for the Southern District of New York. We have recorded an adjustment against the receivable amounts owed to us under agreements with Garrett, and depending on developments, we may be required to record an additional adjustment in whole or in part (together with a related statement of operations charge) in a future period or periods.

In connection with the spin-off of Garrett in October 2018, we entered into an indemnification and reimbursement agreement and a tax matters agreement with Garrett and/or certain Garrett subsidiaries. As of September 30, 2020, Honeywell’s receivables due from Garrett prior to the adjustments described herein, primarily under these agreements, were collectively approximately $1.4 billion. On September 20, 2020, Garrett and certain of its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Garrett plans to sell its business while in bankruptcy, and entered into a Proposed Stalking Horse Bid with KPS, which currently contemplates a proposed purchase of Garrett’s business for $2.6 billion. Garrett also entered into a RSA which contemplates that Garrett will file and seek approval of a restructuring plan that implements the sale of Garrett’s business, pays Garrett’s secured creditors from the cash from the sale, and includes as part of the sale certain claims and causes of action against Honeywell and others arising out of the spin-off, with details related to this aspect of its proposed sale structure to be forthcoming. The Proposed Stalking Horse Bid and restructuring plan remain subject to Bankruptcy Court approval. KPS’s purchase of Garrett remains subject to competing bids and Bankruptcy Court approval, as well as customary regulatory approvals and other customary conditions.

In October 2020, we signed a coordination agreement with Oaktree and Centerbridge, which has since been signed by equity holders represented approximately 50% of Garrett’s outstanding Common Stock. The coordination agreement supports an Alternative Proposal that would allow Honeywell to recover over time a significant portion of the receivable amounts owed to us. The Alternative Proposal remains subject to various conditions and milestones, as well as Bankruptcy Court approval, and Garrett has not accepted the Alternative Proposal to date. There can be no assurance that the Alternative Proposal will be approved and confirmed by the Bankruptcy Court.

Garrett is early in the bankruptcy proceedings and the ultimate outcome of such proceedings is uncertain. We regularly review the aggregate carrying value of the receivable amounts due in connection with the indemnification and reimbursement agreement and the tax matters agreement. Following Garrett’s bankruptcy filing, our review has taken into account, among other things, the potential enterprise value of the Garrett business using publicly available information, Garrett’s implied enterprise value under the Alternative Proposal (which supports our independent assessment), the possibility that there will be additional bids and/or other plan proposals that we believe should reflect the enterprise value of Garrett’s business, and the significant uncertainties associated with the potential outcomes of the Garrett bankruptcy proceedings. Based on such review, we currently believe that we will be able to recover a significant portion, but potentially not all, of the receivable amounts owed to us under the agreements with Garrett. As such, and based on the assumption that the Bankruptcy Court will approve a plan that reflects an enterprise value for Garrett that meets or exceeds our best estimate, we have recorded an adjustment of $350 million against the receivable amounts due in connection with the indemnification and reimbursement agreement and the tax matters agreement. We also recorded a corresponding pre-tax and after-tax, non-cash charge to our statement of operations in the third quarter 2020 in the amount of $350 million. The ultimate outcome of the bankruptcy process is uncertain. As more fully described under "Garrett Bankruptcy Proceedings" above, should any of these assumptions change and depending on the transaction and/or plan of reorganization ultimately approved by the Bankruptcy Court, the amount collected could be more or less than such reduced amount of the remaining receivable amounts recorded in our financial statements. There can be no assurance that recording an additional adjustment against those receivable amounts, in whole or in part, (together with a related statement of operations charge) will not be necessary in a future period or periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Honeywell purchased 1,011,000 shares of its common stock, par value $1 per share, in the quarter ended September 30, 2020. On April 29, 2019, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included amounts remaining under, and replaced, the previously approved share repurchase program. As of September 30, 2020, $4.8 billion remained available for additional share repurchases. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended September 30, 2020:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
July 2020	—	$—	—	$5,004
August 2020	400,000	$154.77	400,000	$4,942
September 2020	611,000	$165.53	611,000	$4,841

Item 4.	Mine Safety Disclosures
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

On July 28, 2020, the Company entered into an amendment to the indemnification and reimbursement agreement with Resideo, a copy of which is filed herewith as Exhibit 10.1. See Note 16 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of such amendment.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1	Second Amendment, dated July 28, 2020, to Indemnification and Reimbursement Agreement dated October 14, 2018 among Honeywell and Resideo Intermediate Holding Inc. (filed herewith)

10.2*	Amendment to 2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (filed herewith)

18	Deloitte & Touche LLP preferability letter related to the change in accounting principle for inventories

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith) Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

95	Mine Safety Disclosures

101.INS	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheet, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2020, formatted in Inline XBRL (and contained in Exhibit 101)

The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: October 30, 2020	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)