Form 10-K
period 2020-12-31
HONEYWELL INTERNATIONAL INC
filed 2021-02-12
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 1-8974
Honeywell International Inc.
(Exact name of registrant as specified in its charter)

Delaware		22-2640650
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

300 South Tryon Street		28202
Charlotte,	North Carolina
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code (704) 627-6200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $1 per share*	HON	The New York Stock Exchange
1.300% Senior Notes due 2023	HON 23A	The New York Stock Exchange
0.000% Senior Notes due 2024	HON 24A	The New York Stock Exchange
2.250% Senior Notes due 2028	HON 28A	The New York Stock Exchange
0.750% Senior Notes due 2032	HON 32	The New York Stock Exchange

* The common stock is also listed on the London Stock Exchange.
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $97.0 billion at June 30, 2020.
There were 695,501,159 shares of Common Stock outstanding at January 29, 2021.
Documents Incorporated by Reference
Part III: Proxy Statement for Annual Meeting of Shareowners to be held May 21, 2021.

TABLE OF CONTENTS
ORGANIZATION OF OUR ANNUAL REPORT ON FORM 10-K
The order and presentation of content in our Annual Report on Form 10-K (Form 10-K) differs from the traditional U.S. Securities and Exchange Commission (SEC) Form 10-K format. We believe that our format improves readability and better presents how we organize and manage our business. See Form 10-K Cross-Reference Index for a cross-reference to the traditional SEC Form 10-K format.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
We describe many of the trends and other factors that drive our business and future results in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other parts of this report (including under the section titled Risk Factors). Such discussions contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are those that address activities, events or developments that management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ significantly from those envisaged by our forward-looking statements. We do not undertake to update or revise any of our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, including the impact of the coronavirus pandemic (COVID-19), that can affect our performance in both the near- and long-term. These forward-looking statements should be considered in light of the information included in this Form 10-K, including, in particular, the factors discussed within the section titled Risk Factors. Such factors may be revised or supplemented in subsequent reports on Forms 10-Q and 8-K.

1 Honeywell International, Inc.

BUSINESS
Honeywell International Inc. (Honeywell or the Company) invents and commercializes technologies that address some of the world’s most critical challenges around energy, safety, security, air travel, productivity and global urbanization. As a diversified technology and manufacturing company, we are uniquely positioned to blend physical products with software to serve customers worldwide with aerospace products and services, energy efficient products and solutions for businesses, specialty chemicals, electronic and advanced materials, process technology for refining and petrochemicals, and productivity, sensing, safety and security technologies for buildings and industries. Our products and solutions enable a safer, more comfortable and more productive world, enhancing the quality of life of people around the globe. The Honeywell brand dates back to 1906, and the Company was incorporated in Delaware in 1985.
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our website (honeywell.com) under the heading Investors (see SEC Filings) immediately after they are filed with, or furnished to, the SEC. In addition, in this Form 10-K, the Company incorporates by reference certain information from its definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which we expect to file with the SEC on or about April 9, 2021 (the Proxy Statement), and which will also be available free of charge on our website.
MAJOR BUSINESSES
We globally manage our business operations through four segments: Aerospace, Honeywell Building Technologies, Performance Materials and Technologies, and Safety and Productivity Solutions. Financial information related to our segments is included in Note 23 Segment Financial Data of Notes to Consolidated Financial Statements. The major products and services, including Honeywell Forge solutions supported by Honeywell Connected Enterprise, customers, uses and key competitors of each of our segments are:
AEROSPACE
Aerospace is a leading global supplier of products, software and services for aircrafts that it sells to original equipment manufacturers (OEM) and other customers in a variety of end markets including: air transport, regional, business and general aviation aircraft, airlines, aircraft operators and defense and space contractors. Aerospace products and services include auxiliary power units, propulsion engines, environmental control systems, integrated avionics, wireless connectivity services, electric power systems, engine controls, flight safety, communications, navigation hardware, data and software applications, radar and surveillance systems, aircraft lighting, management and technical services, advanced systems and instruments, satellite and space components, aircraft wheels and brakes, repair and overhaul services and thermal systems. Aerospace also provides spare parts, repair, overhaul and maintenance services (principally to aircraft operators) for the aftermarket. Honeywell Forge solutions are leveraged by our customers as tools to turn data into predictive maintenance and predictive analytics to enable better fleet management and make flight operations more efficient.
HONEYWELL BUILDING TECHNOLOGIES
Honeywell Building Technologies is a leading global provider of products, software, solutions and technologies that enable building owners and occupants to ensure their facilities are safe, energy efficient, sustainable and productive. Honeywell Building Technologies products and services include advanced software applications for building control and optimization; sensors, switches, control systems and instruments for energy management; access control; video surveillance; fire products; remote patient monitoring systems; and installation, maintenance and upgrades of systems. Honeywell Forge solutions enable our customers to digitally manage buildings, connecting data from different assets to enable smart maintenance, improve building performance and even protect from incoming security threats.
2 Honeywell International, Inc.

PERFORMANCE MATERIALS AND TECHNOLOGIES
Performance Materials and Technologies is a global leader in developing and manufacturing high-quality performance chemicals and materials, process technologies and automation solutions. The segment is comprised of Process Solutions, UOP and Advanced Materials. Process Solutions provides automation control, instrumentation, advanced software and related services for the oil and gas, refining, pulp and paper, industrial power generation, chemicals and petrochemicals, biofuels, life sciences, and metals, minerals and mining industries. Through its smart energy products, Process Solutions enables utilities and distribution companies to deploy advanced capabilities to improve operations, reliability and environmental sustainability. UOP provides process technology, products, including catalysts and adsorbents, equipment, and consulting services that enable customers to efficiently produce gasoline, diesel, jet fuel, petrochemicals and renewable fuels for the petroleum refining, gas processing, petrochemical, and other industries. Advanced Materials manufactures a wide variety of high-performance products, including materials used to manufacture end products such as bullet-resistant armor, nylon, computer chips and pharmaceutical packaging, and provides reduced and low global-warming-potential materials based on hydrofluoro-olefin technology. In the industrial environment, Honeywell Forge solutions enable integration and connectivity to provide a holistic view of operations and turn data into clear actions to maximize productivity and efficiency. Honeywell Forge's cybersecurity capabilities help identify risks and act on cyber-related incidents, together enabling improved operations and protecting processes, people and assets.
SAFETY AND PRODUCTIVITY SOLUTIONS
Safety and Productivity Solutions is a leading global provider of products and software that improve productivity, workplace safety and asset performance to customers around the globe. Safety products include personal protection equipment (PPE), apparel, gear, and footwear designed for work, play and outdoor activities; gas detection technology; and cloud-based notification and emergency messaging. Productivity Solutions products and services include mobile devices and software for computing, data collection and thermal printing; supply chain and warehouse automation equipment, software and solutions; custom-engineered sensors, switches and controls for sensing and productivity solutions; and software-based data and asset management productivity solutions. Honeywell Forge solutions digitally automate processes to improve efficiency while reducing downtime and safety costs.
COMPETITION
We are subject to competition in substantially all product and service areas. Some of our key competitors include but are not limited to:
•Aerospace: Garmin, Raytheon Technologies, Safran and Thales
•Honeywell Building Technologies: Carrier Global, Johnson Controls, Schneider Electric and Siemens
•Performance Materials and Technologies: ABB, Albemarle, Arkema, BASF, Dupont, Emerson Electric, Exterran, Grace and Yokogawa
•Safety and Productivity Solutions: 3M, Kion Group, MSA Safety Incorporated, TE Connectivity and Zebra Technologies
Our businesses compete on a variety of factors such as performance, applied technology, product innovation, product recognition, quality, reliability, customer service, delivery, and price. Brand identity, service to customers and quality are important competitive factors for our products and services. Our products face considerable price competition. While our competitive position varies among our products and services, we are a significant competitor in each of our major product and service classes.
3 Honeywell International, Inc.

EXECUTIVE SUMMARY
Despite a challenging 2020, we continued to deliver on our financial commitments and create long-term shareowner value. Although sales declined 11% to $32.6 billion, our differentiated solutions delivered double-digit sales growth in the defense and space, warehouse automation, PPE and recurring connected software businesses. We adapted to apply Honeywell's capabilities toward addressing the COVID-19 challenges of our customers around the world. Our execution through the downturn demonstrated our ability to move quickly and decisively to reduce fixed costs, ensure liquidity, invest in growth, and position ourselves for recovery, while at the same time, remaining focused on our three transformation initiatives – Honeywell Connected Enterprise, Honeywell Digital, and Integrated Supply Chain.
We maintained our commitment to create long-term shareowner value and, despite the downturn, we deployed $7.5 billion to capital expenditures, dividends, share repurchases and mergers and acquisitions, which was approximately $1.3 billion in excess of our operating cash flow for the year. Further, we improved our cash and short-term investments by $4.8 billion, which provided stability as well as opportunity for investment during challenging times.
As we look forward, we intend to continue deploying capital to high-return opportunities, including software and services with recurring revenue streams, positioning our business for future growth. Orders for our warehouse automation, PPE, and healthy building solutions remain strong, and we carry a robust backlog of $26.4 billion as of December 31, 2020. We are a leading software-industrial company committed to introducing state of the art technology solutions to improve efficiency, productivity and safety in high growth businesses in broad-based, attractive industrial end markets.
BUSINESS OBJECTIVES
Our businesses are focused on the following objectives:
•Driving profitable growth by delivering innovative products through research and development and technological excellence, and through continued enhancement of our footprint in high growth regions;
•Continuing to execute on our strategy to be a premier software-industrial company, including the ongoing expansion of Honeywell Forge connected solutions for aircraft, buildings, cybersecurity, plants, and workers and driving a recurring revenue model across the Company. Honeywell Forge provides Enterprise Performance Management Software-as-a-Service solutions to help drive operational excellence for our customers, collecting operational data from various assets and organizing data into an ecosystem where it can be useful;
•Expanding margins by optimizing the Company’s performance through the Integrated Supply Chain and Honeywell Digital transformation initiatives, commercial excellence, repositioning, and other manufacturing and operational process improvements;
•Executing disciplined portfolio management through rigorous merger and acquisition, divestiture, and integration processes to deliver growth and shareholder value;
•Controlling corporate costs, including costs incurred for asbestos and environmental matters, and pension and other post-retirement benefits; and
•Increasing availability of capital through strong cash flow generation and conversion from effective working capital management and proactive management of debt to enable the Company to strategically deploy capital for acquisitions, dividends, share repurchases and capital expenditures.
BACKLOG
Our backlog represents the estimated remaining value of work to be performed under firm contracts. Backlog is equal to our remaining performance obligations under the contracts that meet the guidance on revenue from contracts with customers as discussed in Note 3 Revenue Recognition and Contracts with Customers of Notes to Consolidated Financial Statements. Backlog was $26,376 million and $25,612 million at December 31, 2020 and 2019. We expect to recognize approximately 55% of our remaining performance obligations as revenue in 2021, and the remaining balance thereafter.
4 Honeywell International, Inc.

U.S. GOVERNMENT SALES
The Company, principally through our Aerospace segment, sells to the U.S. Government acting through its various departments and agencies and through prime contractors, including the U.S. Department of Defense (as both a prime contractor and subcontractor). We do not expect our overall operating results to be significantly affected by any proposed changes in 2021 federal defense spending due to the varied mix of the government programs which impact us (OEM production, engineering development programs, aftermarket spares and repairs and overhaul programs), as well as our diversified customer base.

U.S. Government Sales	Years Ended December 31,
	2020	2019	2018

Sales to the U.S. Department of Defense	$3,661	$3,491	$2,832
Sales to other U.S. Government departments and agencies	557	566	571
Total Sales to the U.S. Government	$4,218	$4,057	$3,403

INTERNATIONAL OPERATIONS
We engage in manufacturing, sales, service and research and development globally. U.S. exports and non-U.S. manufactured products are significant to our operations. U.S. exports represented 12% of our total sales in 2020, 15% in 2019 and 13% in 2018. Non-U.S. manufactured products and services, mainly in Europe and Asia, were 40% of our total sales in 2020, 40% in 2019 and 43% in 2018.

Manufactured Products and Systems and Performance of Services	Year Ended December 31, 2020
	Aerospace	Honeywell Building Technologies	Performance Materials and Technologies	Safety and Productivity Solutions
	(% of Segment Sales)
U.S. exports	22%	2%	13%	2%
Non-U.S. manufactured products/services	15%	65%	58%	37%
Information related to risks related to our foreign operations is included in the section titled Risk Factors under the caption “Macroeconomic and Industry Risks.”
RAW MATERIALS
The principal raw materials used in our operations are readily available. Although we occasionally experience disruption in raw materials supply, we experienced no significant problems in the purchase of key raw materials or commodities in 2020. We are not dependent on any one supplier for a material amount of our raw materials.
Prices of certain key raw materials, including copper, fluorspar, tungsten salts, ethylene, aluminum, and molybdenum in Performance Materials and Technologies and nickel, steel, titanium and other metals in Aerospace, are expected to fluctuate. We offset raw material cost increases with formula-driven or long-term supply agreements, price increases and hedging activities where feasible. We do not presently anticipate that a shortage of raw materials will cause any material adverse impacts during 2021.
PATENTS, TRADEMARKS, LICENSES AND DISTRIBUTION RIGHTS
Our segments are not dependent upon any single patent or related group of patents, trademarks, or any licenses or distribution rights. In our judgment, our intellectual property rights are adequate for the conduct of our business. We believe that, in the aggregate, the rights under our patents, trademarks, licenses and distribution rights are generally important to our operations, but we do not consider any individual patent, trademark or any licensing or distribution rights related to a specific process or product to be of material importance in relation to our total business.
5 Honeywell International, Inc.

REGULATIONS
The Company’s operations are subject to various federal, state, local and foreign government regulations, including requirements regarding the protection of human health and the environment. Our policies, practices and procedures are designed to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with our business. Some risk of environmental damage is, however, inherent in some of our operations and products, as it is with other companies engaged in similar businesses.
We engage in the handling, manufacturing, use and disposal of many substances classified as hazardous by one or more regulatory agencies. Our policies, practices and procedures are designed to prevent unreasonable risk of environmental damage and personal injury, and to ensure that our handling, manufacture, use and disposal of these substances meet or exceed environmental and safety laws and regulations. It is possible that future knowledge or other developments, such as improved capability to detect substances in the environment or increasingly strict environmental laws and standards and enforcement policies, could bring into question our current or past handling, manufacture, use or disposal of these substances.
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
We do not believe that Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, or any existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on the Company’s business and we will continue to monitor emerging developments in this area.
Beyond our compliance requirements with environmental regulations, compliance with other government regulations has not had, and based on laws and regulations currently in effect, is not expected to have a material effect on the Company's capital expenditures, earnings or competitive position. See section titled Risk Factors for additional information on government regulation that could impact our business.
HUMAN CAPITAL MANAGEMENT
We believe a commitment to and investment in human capital management enables better decision making, helps us build competitive advantage, and furthers our long-term success. As of December 31, 2020, we employed approximately 103,000 employees across 70 countries, 41,000 of whom are in the United States. Human capital management is the key driver of our performance culture, which enables our workforce to respond to the fast-changing needs of our customers. Our performance culture is defined by a set of Honeywell Behaviors (Have a Passion for Winning, Be a Zealot for Growth, Think Big … Then Make It Happen, Act with Urgency, Be Courageous, Become Your Best, Be Committed, and Build Exceptional Talent), which reflect the bold, entrepreneurial spirit of our employees while emphasizing our goal to operate with speed and precision. At their foundation is a commitment to Integrity and Ethics, Inclusion and Diversity, and Workplace Respect, fundamental values that underlie everything we do.
Our commitment to these fundamental values and the Honeywell Behaviors starts at the top with a diverse Board of Directors and executive management team, who represent a broad spectrum of backgrounds and perspectives. We believe that the diversity of our current Board of Directors (four women, two Hispanics, and two African Americans) and the diversity of Honeywell’s executive leadership (more than half of the Company’s nine executive officers is diverse by ethnic background or gender) supports our evolving business strategy and is a testament to Honeywell’s ongoing commitment to hiring, developing, and retaining diverse talent. The Company’s commitment to Inclusion and Diversity enables better decision-making, helps build competitive advantages, and furthers long-term success.
In 2020, the Company established a Global Inclusion and Diversity Steering Committee co-sponsored by our Chairman and CEO, Senior Vice President and General Counsel, and Senior Vice President and Human Resources and fortified our inclusion and diversity governance structure by embedding Inclusion and Diversity Councils in each of our business groups. The re-designed governance structure provides a scalable model that supports our six affinity group employee networks for women, Black, Hispanic, veteran, LGBTQ, and disabled employees and facilitates the introduction of new networks to reflect the diverse characteristics of our workforce. These networks
6 Honeywell International, Inc.

are designed to provide training and development opportunities and expand internal networks for promotional opportunities.
In addition, our people managers are expected to model behaviors that promote a culture that is open and inclusive for all employees. We help managers develop this skill as they do any other leadership skill, though training programs, interactive learning and real time events, including the hiring and talent review processes. Our Leadership Edge program provides training in core management skills to more than 13,000 leaders across the organization.
Training programs are available to all employees through our internal learning and development platform, which assigns curriculum tailored to an employee’s job responsibilities. Employees can also access additional trainings on-demand to continue to enhance their skills. This year, we also deployed a mandatory unconscious bias training program to our global workforce as a supplement to their other learning opportunities.
Our internal talent acquisition and management platform is a key component to recruiting, hiring, and developing top-performing talent. Our hiring practices consider a diverse slate of candidates and our hiring managers are provided training and toolkits to reinforce their role in bringing diverse talent into the Company. Further, we partner with top academic institutions and external professional organizations to enhance the diversity of our workforce to attract and retain top talent. Our talent review process requires our people managers to have quarterly career discussions with each member of their teams to discuss the best opportunity for growth and development, which enhances our identification of candidates for internal promotion and succession planning.
Finally, our Code of Business Conduct establishes the baseline requirements of our integrity and compliance program and promotes an environment where everyone is treated ethically and with respect. It outlines our pledge to recognize the dignity of each individual, respect each employee, provide compensation and benefits that are competitive, promote self-development through training, and value diversity of perspectives and ideas. All employees must complete Code of Business Conduct training and, where permitted by law, must also certify each year that they will comply with the Code. In 2020, we received certifications from 100% of officers and employees where permitted by law.
Overall, we believe our culture, along with our internal tools and initiatives, enable us to effectively execute our human capital strategy. For discussion on the risks relating to our inability to attract and retain top-performing talent, please see section titled Risk Factors.
7 Honeywell International, Inc.

SELECTED FINANCIAL DATA
This selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes included elsewhere in this Annual Report as well as the section Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2020	2019	2018(1)(2)	2017(1)	2016
	(Dollars in millions, except per share amounts)
Results of Operations
Net sales	$32,637	$36,709	$41,802	$40,534	$39,302
Net income attributable to Honeywell	4,779	6,143	6,765	1,545	4,812
Earnings Per Common Share
Earnings from operations:
Basic	6.79	8.52	9.10	2.03	6.30
Assuming dilution	6.72	8.41	8.98	2.00	6.21
Dividends per share	3.63	3.36	3.06	2.74	2.45
Balance Sheet Data
Property, plant and equipment—net	5,570	5,325	5,296	5,926	5,793
Total assets	64,586	58,679	57,773	59,470	54,566
Short-term debt	6,042	4,892	6,458	5,309	3,593
Long-term debt	16,342	11,110	9,756	12,573	12,182
Total debt	22,384	16,002	16,214	17,882	15,775
Redeemable noncontrolling interest	7	7	7	5	3
Shareowners’ equity	17,790	18,706	18,358	16,665	18,883
(1)2018 and 2017 Net Income attributable to Honeywell and Earnings Per Common Share were impacted by the U.S. Tax Cuts and Jobs Act.
(2)The results of operations for the Transportation Systems and Homes and Global Distribution businesses are included in the Consolidated Statement of Operations through the effective dates of the respective spin-offs, which occurred in 2018.
8 Honeywell International, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the three years ended December 31, 2020. All references to Notes relate to Notes to Consolidated Financial Statements in the section titled Financial Statements and Supplementary Data.
On October 1, 2018, we completed the tax-free spin-off to Honeywell shareowners of our Transportation Systems business, previously part of Aerospace, into a standalone publicly-traded company, Garrett Motion Inc. (Garrett).
On October 29, 2018, we completed the tax-free spin-off to Honeywell shareowners of our Homes and Global Distribution business, previously part of Home and Building Technologies (renamed Honeywell Building Technologies following the spin-off), into a standalone publicly-traded company, Resideo Technologies, Inc. (Resideo).
We removed the assets and liabilities associated with Garrett and Resideo from our Consolidated Balance Sheet as of the effective dates of the respective spin-offs. We included the results of operations for Garrett and Resideo in our Consolidated Statement of Operations through the effective dates of the respective spin-offs. Total sales attributable to these spin-offs were $6.6 billion for the year ended December 31, 2018.
A detailed discussion of the prior year 2019 to 2018 year-over-year changes are not included herein and can be found in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in the 2019 Annual Report on Form 10-K filed February 14, 2020.
COVID-19 UPDATE
In December 2019, a novel strain of coronavirus (COVID-19) was identified in Asia. Over the next several months, COVID-19 quickly spread across the world. In March 2020, the World Health Organization declared COVID-19 a worldwide pandemic. As of December 31, 2020, the virus continues to spread and many countries are experiencing a resurgence in infection rates. Although vaccines have recently been made available, the availability and distribution of the vaccines continue to provide challenges.
Governments took unprecedented actions to contain the spread of COVID-19, temporarily shutting down non-essential businesses, issuing stay at home or “shelter in place” orders and asking citizens to avoid all non-essential travel. In certain situations, governments closed borders and issued mandatory quarantines. Companies were asked, and in many cases were required, to allow non-essential employees to work remotely. Consumer spending declined, global travel demand declined significantly, and the world entered a global recession.
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
We remain cautious as many factors remain unpredictable, including the increasing rate of COVID-19 infections. We continue to monitor COVID-19 infection rates globally and acknowledge the risk of new surges in COVID-19 infections.
We prepared procedures for the phased return of our employees to office sites and trained our local site leaders in the appropriate safety and hygiene protocols. As of December 31, 2020, all of our manufacturing sites continue to operate and, outside of India, most of our employees in Asia have returned to the workplace in some capacity. We also returned small numbers of workers to select office sites within Europe and North America. In many countries, including the U.S., most of our non-manufacturing employees continue to work from home (for all roles that allow for remote work).

9 Honeywell International, Inc.

The global recession resulted in a slow-down in demand for many of the products and services that we offer. The impact on each of our businesses is outlined below:
•Aerospace – The decline in global travel negatively impacted many of our customers, resulting in lower demand for our products from OEMs and negatively impacted demand for our commercial aftermarket businesses. As a result, this segment's sales and profits declined for the year ended December 31, 2020, compared to the year ended December 31, 2019.
•Performance Materials and Technologies – Many of our customers operate in the oil and gas industry. The decline in global travel, coupled with excessive oil and gas supply, negatively impacted many of our customers and resulted in lower demand for our products. As a result, this segment's sales and profits declined for the year ended December 31, 2020, compared to the year ended December 31, 2019.
•Honeywell Building Technologies – Our customers own or manage buildings in a variety of industries including commercial real estate, hospitality, government, healthcare, banking and education. The global recession impacted many of these industries, resulting in a reduction of discretionary spending. As a result, this segment's sales and profits declined for the year ended December 31, 2020, compared to the year ended December 31, 2019.
•Safety and Productivity Solutions – The global pandemic created significant demand for our respiratory PPE and warehouse automation driving increases in this segment's sales and profits for the year ended December 31, 2020, compared to the year ended December 31, 2019.
As a result of the slowdown in demand for our products, we implemented several cost reduction programs across our enterprise. We canceled our 2020 merit increases and reduced executive and Board of Director compensation. We initiated reduced work schedules across the company and implemented permanent census reductions.
We also took several steps to secure additional liquidity. In March 2020, we entered into a $6.0 billion Delayed Draw Term Loan Agreement. In May 2020, we completed a public Senior Notes offering, which provided $3.0 billion of available liquidity and permanently reduced the undrawn commitments under the Delayed Draw Term Loan Agreement by $3.0 billion. In June 2020, we drew on the remaining $3.0 billion of commitments under the Delayed Draw Term Loan Agreement. In August 2020, we completed a public Senior Notes offering, which provided $3.0 billion of available liquidity and was used to repay the outstanding principal amount of $3.0 billion under the Delayed Draw Term Loan Agreement. As of December 31, 2020, there are no outstanding borrowings or commitments remaining under the Delayed Draw Term Loan Agreement. Further, we held $15.2 billion of available cash and cash equivalents, including short-term investments.
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
We have taken a number of measures to support our employees during these difficult times. We extended medical benefits globally to cover out-of-pocket costs associated with testing for coronavirus, and for those on our U.S. company medical plans, we are also covering treatment costs. In Mexico, we introduced a medical benefit for employees at lower compensation levels to ensure access to private medical treatment. In the U.S., we changed our sick leave plan for non-exempt employees to make more sick time available earlier in the year if it is needed. We established a $10 million company-funded relief fund targeting employees worldwide at lower compensation levels, especially those on reduced work hours who did not receive high levels of income replacement from unemployment or other government assistance.

10 Honeywell International, Inc.

In addition to the measures to assist our employees, Honeywell contributed $2 million to establish a Small Business Innovation Fund in Charlotte to help our local economy. The fund helps storefront businesses with 50 or fewer employees make investments in new technologies and business models to adjust to the realities of operating in the COVID-19 environment. The fund prioritizes businesses owned by women, minorities and veterans.
Our Commitment to Public Health
In a partnership with the State of North Carolina and other local businesses, we announced a goal to deliver 1 million COVID-19 vaccines in North Carolina by July 4, 2021. In Phoenix, where our Aerospace business is headquartered, we will sponsor a week-long vaccination program in February 2021. In addition, Honeywell funded the provision of approximately 10 million meals and a month’s supply of hygiene kits to families in India suffering hardships due to the crisis.
As we produce critical worker safety gear such as face masks, gloves, goggles, safety suits, and protective footwear, we play an essential role in the health and well-being of people and economies. To date, Honeywell has donated more than 2 million masks to frontline workers across multiple regions. Our customers and communities are depending on us more than ever to deliver for them and we are committed to supporting the safety of our employees, customers and fellow citizens around the world.
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
We announced our new capacity in the U.S. to make N95 masks, with production lines added in Rhode Island and Arizona that will collectively produce 40 million masks each month to support health, safety, and response workers globally. In addition, we are expanding our non-U.S. capacity with a new mask manufacturing line in the UK that is expected to produce 4.5 million masks each month, and a new line in India that is expected to produce 2 million masks each month. Separately, we are collaborating with Mubadala Investment Company's subsidiary, Strata Manufacturing, in the UAE to produce 30 million masks annually.
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
We are also investing in developing and bringing to market a wide array of new COVID-related products, including but not limited to Healthy Buildings solutions, remote operations offerings, automation technologies to help speed vaccine development, vaccine packaging solutions, an ultraviolet cleaning system for aircraft, innovative dual-layer face covers and safety packs.
Plant Productivity and Safety
In situations where our businesses were deemed essential, we worked with local officials to determine how to safely operate our manufacturing facilities. We successfully operated these manufacturing facilities with minimal disruption in our productivity. In the second quarter of 2020, we repurposed certain manufacturing facilities to produce PPE that was in short supply around the world. As of December 31, 2020, more than 95% of our manufacturing sites were operating at normal production levels.
We continue to provide essential services and produce essential goods around the world. We employ standards such as screening checks, use of masks, face coverings and other safety equipment and social distancing practices along production lines in our production facilities at all times in compliance with local government requirements and CDC guidelines. We take appropriate actions including disinfecting and quarantine procedures when a suspected COVID-19 case is identified.

11 Honeywell International, Inc.

Customers and Suppliers
Current global economic conditions due to COVID-19 have adversely affected and may continue to adversely affect our customers’ and suppliers’ ability to operate or obtain financing, particularly in our airline, oil and gas, and automotive end markets. Customer or supplier bankruptcies, delays in their ability to obtain financing, or the unavailability of financing could adversely affect our cash flow or results of operations. We continue to actively monitor both supplier and customer financial health and take measures to manage our supply chain disruptions and limit our exposure.
See section titled Risk Factors for discussion of risks associated to the COVID-19 pandemic.

12 Honeywell International, Inc.

RESULTS OF OPERATIONS
Consolidated Financial Results

$41,802
$36,709
$32,637
$29,046
$24,339
$22,169
$4,772
$5,519
$6,051
$4,779
$6,143
$6,765
Net Sales
Cost of Products and Services Sold
Selling, General and Administrative Expenses
Net Income Attributable to Honeywell
2020
2019
2018

Net Sales by Segment

$32,637
$6,481
$9,423
$5,189
$11,544
2020
$36,709
$6,104
$10,834
$5,717
$14,054
2019
$41,802
$6,337
$10,674
$9,298
$15,493
2018
Aerospace
Honeywell Building Technologies
Performance Materials and Technologies
Safety and Productivity Solutions

13 Honeywell International, Inc.

Net Sales Attributable to Spun-Off Entities

$32,637
$36,709
$41,802
$3,928
$2,622
$32,637
$36,709
$35,252
2020
2019
2018
Honeywell Continuing
Transportation Systems (previously part of Aerospace)
Homes and Global Distribution (previously part of Honeywell Building Technologies)

Segment Profit by Segment

$6,665
$907
$1,851
$1,099
$2,904
$(96)
$7,739
$790
$2,433
$1,165
$3,607
$(256)
$8,190
$1,032
$2,328
$1,608
$3,503
$(281)
2020
2019
2018
Aerospace
Honeywell Building Technologies
Performance Materials and Technologies
Safety and Productivity Solutions
Corporate

14 Honeywell International, Inc.

CONSOLIDATED OPERATING RESULTS
Net Sales
The change in net sales was attributable to the following:

	2020 Versus 2019	2019 Versus 2018
Volume	(12)%	3%
Price	1%	2%
Foreign Currency Translation	—%	(1)%
Acquisitions/Divestitures	—%	(16)%
	(11)%	(12)%

2020 compared with 2019
A discussion of net sales by segment can be found in the Review of Business Segments section of this Management Discussion and Analysis.
The unfavorable volume in 2020 was driven by:
•Lower sales across our businesses due to the impact of the global recession attributable to COVID-19 and volatility in the oil and gas industry,
•Partially offset by strength in respiratory PPE products, warehouse automation projects, and defense and space.

15 Honeywell International, Inc.

Cost of Products and Services Sold
2020 compared with 2019
Cost of products and services sold decreased in 2020 primarily due to the following:
•Lower direct and indirect material costs by approximately $1,130 million and $310 million,
•Lower labor costs by approximately $800 million, driven by lower sales volumes and other cost actions to improve productivity.
Gross Margin
2020 compared with 2019
Gross margin percentage decreased in 2020 primarily due to the following:
•Lower gross margin in the Performance Materials and Technologies, Aerospace, and Safety and Productivity Solutions segments,
•Partially offset by higher Honeywell Building Technologies gross margin.

16 Honeywell International, Inc.

Selling, General and Administrative Expenses
2020 compared with 2019
Selling, general and administrative expenses decreased due to higher productivity, including lower costs resulting from repositioning actions.
Other (Income) Expense

	2020	2019	2018
Other (income) expense	$(675)	$(1,065)	$(1,149)
2020 compared with 2019
Other (income) expense changed due to the following:
•Non-cash charges associated with the reduction in value of reimbursement receivables due from Garrett,
•Lower interest income, and
•Lower foreign exchange income,
•Partially offset by higher pension income, higher equity income of affiliated companies and higher other postretirement income.

17 Honeywell International, Inc.

Tax Expense
2020 compared with 2019
The effective tax rate for 2020 was lower than the U.S. federal statutory rate of 21% primarily due to the favorable resolution of a foreign tax matter related to the previously completed spin-off transactions, tax impact of restructuring, tax law changes in India, and the resolution of certain U.S. tax matters offset by accrued withholding taxes related to unremitted foreign earnings and non-cash charges related to the reduction of the aggregate carrying value of certain receivables with no corresponding tax benefit.
The effective tax rate for 2019 was lower than the U.S. federal statutory rate of 21% primarily resulting from the impacts of revised guidance related to U.S. Tax Cuts and Jobs Act and internal restructuring initiatives that resulted in a $281 million reduction of accrued withholding taxes related to unremitted foreign earnings.
For further discussion of changes in the effective tax rate, see Note 5 Income Taxes of Notes to Consolidated Financial Statements.
Net Income Attributable to Honeywell
2020 compared with 2019
Earnings per share of common stock–assuming dilution decreased due to the following:
•Lower segment profit due to the impact of the global recession attributable to COVID-19 and volatility in the oil and gas industry,
•Non-cash charges associated with the reduction in value of reimbursement receivables due from Garrett, and
•Lower interest income, lower foreign exchange income, and higher repositioning costs,
•Partially offset by lower income taxes, higher pension income, and the favorable impact of lower outstanding share count resulting from the Company's stock repurchases.

18 Honeywell International, Inc.

REVIEW OF BUSINESS SEGMENTS
We globally manage our business operations through four segments: Aerospace, Honeywell Building Technologies, Performance Materials and Technologies, and Safety and Productivity Solutions.
AEROSPACE

NET SALES
$11,544
$5,826
$3,786
$1,932
2020
$14,054
$5,326
$5,731
$2,997
2019
$15,493
$2,622
$4,665
$5,373
$2,833
2018
Commercial Aviation Original Equipment
Commercial Aviation Aftermarket
Defense and Space
Transportation Systems (Spun-off Entity)

	2020	2019	Change 2020 vs 2019	2018	Change 2019 vs 2018
Net sales	$11,544	$14,054	(18)%	$15,493	(9)%
Cost of products and services sold	7,813	9,398		10,837
Selling, general and administrative and other expenses	827	1,049		1,153
Segment profit	$2,904	$3,607	(19)%	$3,503	3%

Factors Contributing to Year-Over-Year Change	2020 vs. 2019		2019 vs. 2018
	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	(18)%	(20)%	9%	21%
Foreign currency translation	—%	—%	—%	—%
Acquisitions, divestitures and other, net	—%	1%	(18)%	(18)%
Total % Change	(18)%	(19)%	(9)%	3%

19 Honeywell International, Inc.

2020 compared with 2019
Aerospace Net sales decreased due to lower sales volumes as the decline in global travel resulting form COVID-19 negatively impacted many of our customers, resulting in lower demand for our products from OEMs and reduced demand for our aftermarket products and services.
•Commercial Aviation Original Equipment sales decreased 36% (decreased 35% organic) due to lower demand from air transport and regional and business aviation OEMs.
•Commercial Aviation Aftermarket sales decreased 34% (decreased 34% organic) due to lower demand in air transport and regional and business aviation.
•Defense and Space sales increased 9% (increased 10% organic) driven by growth in U.S. and international defense.
Aerospace segment profit decreased due to lower sales volume and lower sales of higher margin products and services, partially offset by favorable pricing. Cost of products and services sold decreased due to lower sales volumes.
HONEYWELL BUILDING TECHNOLOGIES

NET SALES
$5,189
$2,194
$2,995
$5,717
$2,403
$3,314
$9,298
$3,928
$2,417
$2,953
2020
2019
2018
Products
Building Solutions
Homes and Global Distribution (Spun-off Entity)

	2020	2019	Change 2020 vs. 2019	2018	Change 2019 vs. 2018
Net sales	$5,189	$5,717	(9)%	$9,298	(39)%
Cost of products and services sold	3,067	3,444		6,066
Selling, general and administrative and other expenses	1,023	1,108		1,624
Segment profit	$1,099	$1,165	(6)%	$1,608	(28)%

20 Honeywell International, Inc.

Factors Contributing to Year-Over-Year Change	2020 vs. 2019		2019 vs. 2018
	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	(9)%	(5)%	5%	8%
Foreign currency translation	—%	(1)%	(2)%	(2)%
Acquisitions, divestitures and other, net	—%	—%	(42)%	(34)%
Total % Change	(9)%	(6)%	(39)%	(28)%

2020 compared with 2019
Honeywell Building Technologies Net sales decreased due to lower organic sales. Our customers own or manage buildings in a variety of industries including commercial real estate, hospitality, airports and other government buildings, healthcare and education. The global recession resulting from the COVID-19 pandemic impacted many of these industries, resulting in a reduction of discretionary spending and demand for our products and services.
•Sales in Products decreased 10% (decreased 10% organic) primarily due to lower sales volumes.
•Sales in Building Solutions decreased 9% (decreased 8% organic) primarily due to lower sales volumes and the unfavorable impact of foreign currency translation.
Honeywell Building Technologies segment profit decreased primarily due to lower sales volumes and the unfavorable impact of foreign currency translation, partially offset by favorable pricing. Cost of products and services sold decreased due to lower sales volumes.
PERFORMANCE MATERIALS AND TECHNOLOGIES

NET SALES
$9,423
$2,656
$4,590
$2,177
2020
$10,834
$2,798
$5,146
$2,890
2019
$10,674
$2,848
$4,981
$2,845
2018
UOP
Process Solutions
Advanced Materials

21 Honeywell International, Inc.

	2020	2019	Change 2020 vs. 2019	2018	Change 2019 vs. 2018
Net sales	$9,423	$10,834	(13)%	$10,674	1%
Cost of products and services sold	6,331	6,989		6,948
Selling, general and administrative and other expenses	1,241	1,412		1,398
Segment profit	$1,851	$2,433	(24)%	$2,328	5%

Factors Contributing to Year-Over-Year Change	2020 vs. 2019		2019 vs. 2018
	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	(13)%	(24)%	4%	6%
Foreign currency translation	—%	—%	(3)%	(1)%
Acquisitions, divestitures and other, net	—	—	—%	—%
Total % Change	(13)%	(24)%	1%	5%
2020 compared with 2019
Performance Materials and Technologies Net sales decreased primarily due to lower sales volumes. Many of our customers operate in the oil and gas industry. The decline in global travel, coupled with excessive oil and gas supply, negatively impacted many of our customers, resulting in lower demand for our products and services.
•UOP sales decreased 25% (decreased 25% organic) driven primarily by decreases in catalyst volumes, licensing, and engineering sales volumes.
•Process Solutions sales decreased 11% (decreased 10% organic) primarily due to lower sales volumes in products businesses, automation projects and migration services.
•Advanced Materials sales decreased 5% (decreased 6% organic) driven primarily by decreased sales volumes in fluorine products due to lower demand in automotive refrigerants, partially offset by increased sales volumes in specialty products.
Performance Materials and Technologies segment profit decreased primarily due to operating leverage on lower sales volumes and lower sales of higher margin products and services, partially offset by other productivity actions. Cost of products and services sold decreased primarily due to lower sales volumes.

22 Honeywell International, Inc.

SAFETY AND PRODUCTIVITY SOLUTIONS

NET SALES
$6,481
$793
$2,018
$1,256
$2,414
2020
$6,104
$848
$1,771
$1,270
$2,215
2019
$6,337
$857
$1,662
$1,540
$2,278
2018
Safety and Retail
Productivity Solutions and Services
Warehouse and Workflow Solutions
Sensing & Internet-of-Things (IoT)

	2020	2019	Change 2020 vs. 2019	2018	Change 2019 vs. 2018
Net sales	$6,481	$6,104	6%	$6,337	(4)%
Cost of products and services sold	4,532	4,158		4,205
Selling, general and administrative and other expenses	1,042	1,156		1,100
Segment profit	$907	$790	15%	$1,032	(23)%

Factors Contributing to Year-Over-Year Change	2020 vs. 2019		2019 vs. 2018
	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	6%	16%	(4)%	(23)%
Foreign currency translation	—%	(1)%	(2)%	(2)%
Acquisitions, divestitures and other, net	—%	—%	2%	2%
Total % Change	6%	15%	(4)%	(23)%
23 Honeywell International, Inc.

2020 compared with 2019
Safety and Productivity Solutions Net sales increased primarily due to higher organic sales. The global pandemic has created significant increased demand for our respiratory PPE and additional demand for online shopping services, bolstering demand for our warehouse automation services.
•Sales in Safety and Retail increased 9% (increased 9% organic) primarily due to a significant increase in order volume for respiratory PPE due to the global pandemic, partially offset by lower demand for gas sensing and detection equipment.
•Sales in Productivity Solutions and Services decreased 1% (flat organic) due to the unfavorable impact of foreign currency translation.
•Sales in Warehouse and Workflow Solutions increased 14% (increased 14% organic) primarily due to strong demand for our warehouse automation services.
•Sales in Sensing & IoT decreased 6% (decreased 6% organic) due to lower organic sales volumes.

Safety and Productivity Solutions segment profit increased as a result of higher productivity, higher sales volumes, and favorable pricing, partially offset by higher sales of lower margin products and the unfavorable impact of foreign currency translation. Cost of products and services sold increased primarily due to higher organic sales volumes, partially offset by higher productivity.
REPOSITIONING CHARGES
See Note 4 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in 2020, 2019 and 2018. Cash spending related to our repositioning actions was $564 million, $249 million and $285 million in 2020, 2019 and 2018, and was funded through operating cash flows.
RISK FACTORS
Our business, operating results, cash flows and financial condition are subject to the material risks and uncertainties set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.
MACROECONOMIC AND INDUSTRY RISKS
Each of our businesses is subject to unique industry and economic conditions that may adversely affect the markets and operating conditions of our customers, which in turn can affect demand for our products and services and our results of operations.
•Aerospace—Our Aerospace business is impacted by customer buying patterns of aftermarket parts, supplier stability, factory transitions and global supply chain capacity constraints that may lead to shortages of crucial components. Operating results may be adversely affected by downturns in the global demand for air travel, which may impact new aircraft production or result in the delay or cancellation of new aircraft orders, delays in launch schedules for new aircraft, the retirement of aircraft and reductions in global flying hours, which impacts air transport and regional, business and general aviation aircraft utilization rates. Operating results may also be adversely affected by any decrease in air travel demand due to regional restrictions or suspension of service for public health, safety, or environmental events, such as the effects of the COVID-19 pandemic, which negatively impacted our operating results during 2020. Operating results could also be impacted by changes in overall trends related to end market demand for the product portfolio, as well as new entrants and non-traditional players entering the market. Operating results in our Defense and Space business unit may be affected by the mix of U.S. and foreign government appropriations for defense and space programs and by compliance risks. Results may also be impacted by the potential introduction of counterfeit parts into our global supply chain.
•Honeywell Building Technologies—Operating results may be adversely impacted by downturns in the level of global commercial construction activity (including retrofits and upgrades), lower capital spending and operating expenditures on building projects, decreased industrial plant expansion, changes in the competitive landscape including new market entrants and new technologies, and fluctuations in inventory levels in distribution channels.
24 Honeywell International, Inc.

•Performance Materials and Technologies—Operating results may be adversely impacted by downturns in capacity utilization for chemical, industrial, refining, petrochemical and semiconductor plants, our customers’ availability of capital for refinery construction and expansion, raw material demand and supply, product commoditization, continued illegal imports of hydrofluorocarbons into Europe and our ability to maximize our facilities’ production capacity and minimize downtime. Periods of increased volatility in oil and natural gas prices may result in less investment by our customers and therefore, lower demand for our products and services.
•Safety and Productivity Solutions—Operating results may be adversely impacted by reduced investments in process automation, safety monitoring, and plant capacity utilization initiatives, fluctuations in retail markets, a slowdown in demand for safety products, changes in the competitive landscape, including new market entrants and technology that may lead to product commoditization, and adverse industry economic conditions, all of which could result in lower market share, reduced selling prices and lower margins.
The global COVID-19 coronavirus pandemic and related impacts adversely affect and may continue to adversely affect our business, financial condition, results of operations, liquidity, and cash flow.
The global spread of coronavirus (COVID-19) creates significant volatility, uncertainty and economic disruption that impacts our business, operations and financial results and may continue to do so. The extent to which the COVID-19 pandemic will continue to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope and severity of the pandemic, including the extent of the continued increase in cases across the United States in particular, as well as the timing and availability of effective medical treatments and vaccines; governmental, business and individual decisions and actions; the pace of vaccine deployment; the impact of the pandemic on economic activity; and the extent to which we or our employees, customers, suppliers, service providers or other business partners may be prevented from conducting normal business activities, including due to shutdowns or other restrictive measures that may be requested or mandated by governmental authorities. These factors could, among other things, continue to disrupt (i) the purchasing, contracting and payment behaviors of our customers and their end-users; (ii) our operations, including our manufacturing activities, the shipment of our products, and the performance of our suppliers and service providers; and (iii) our liquidity and cash flow.
Risks arising from the COVID-19 pandemic impacting our business and that may continue to impact our business, financial condition, results of operations and prospects include, among other things:
•Customer Risk—Existing and potential customers and their end-users may continue to take actions to reduce or suspend operations, reduce or delay spending, cancel contracts, or cut costs in a manner that reduces demand for our products and services. In particular, lower demand for air travel may continue to cause our customers to delay or suspend spending in connection with the manufacturing, repair, overhaul or servicing of aircraft, and there may be long-term deterioration in demand for air travel that could impact our business beyond the current COVID-19 health crisis. Customers may also continue to attempt to renegotiate contracts and obtain concessions, face financial constraints on their ability to make payments to us on a timely basis or at all, or enter into bankruptcy or discontinue their business operations, and we may continue to be required to discount the pricing of our products. In addition, unfavorable customer site conditions, such as closure of or access restrictions to customer facilities, and disruptions to our customers’ third-party logistics, warehousing, inventory management and distribution services may continue to limit our ability to sell products, meet billing milestones or provide services.
•Operations Risk—The closure of our facilities, restrictions inhibiting our employees’ ability to access those facilities, and disruptions to the ability of our suppliers or service providers to deliver goods or services to us (including as a result of supplier facility closures or access restrictions, disruptions to their supply chains, and supplier liquidity or bankruptcy risk) could further disrupt our ability to provide our services and solutions and result in, among other things, terminations of customer contracts and losses of revenue. Because the COVID-19 pandemic could adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows, we have taken and may be required to redeploy significant cost actions, including but not limited to reducing discretionary expenses (such as non-essential travel, contractors, and consultants), reducing hiring, canceling annual merit increases, reducing executive and board of director pay, reducing work schedules across the enterprise, shortening or staggering work schedules to match production with demand, and reducing staffing levels, as well as increasing supplier-based productivity and enhancing spending-limit controls. However, the extent to which our mitigation efforts are successful, if at all, is not currently ascertainable; also, our costs may not decrease at the same pace as revenue declines
25 Honeywell International, Inc.

as many of our costs are less variable in nature, and we may not be able to or may not choose to significantly reduce them in an effort to remain focused on long-term outlook and growth opportunities. Further, our management of the impact of COVID-19 will continue to require significant investment of time from our management and employees, as well as resources across our global enterprise. The focus on managing and mitigating the impacts of COVID-19 on our business may cause us to divert or delay the application of our resources toward new initiatives or investments, which may adversely impact our future results of operations. Issues relating to the COVID-19 pandemic may also result in legal claims or litigation against us. In addition, remote work has increased the frequency of cybersecurity attacks, including phishing and malware attempts that utilize COVID-19-related strategies, increasing the risk of a material cybersecurity incident that could result in the loss of proprietary or personal data, render us more vulnerable to future cybersecurity attacks, disrupt our operations, or otherwise cause us reputational or financial harm.
•Liquidity and Cash Flow Risk—Because of the customer and operations risks described above, our business may not continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may need to use existing cash balances to service our debt, and if such balances are insufficient, then we may be required to engage in one or more alternatives, such as selling assets, restructuring of existing debt, issuing new debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.
Due to the daily evolution of the COVID-19 pandemic and the responses to curb its spread, we cannot predict the ultimate impact the COVID-19 pandemic will have on our business, financial condition, results of operations, liquidity, and cash flow. Any recovery from the COVID-19 pandemic and related economic impact may be slowed or reversed by a variety of factors, such as, in the United States, the current widespread increase in COVID-19 infections. In addition, even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of its global economic impact, including the current recession and any recession that may occur in the future. Further, many of the factors disclosed under Risk Factors in this Form 10-K are, and we anticipate will continue to be further, heightened or exacerbated by the impact of the COVID-19 pandemic.
A significant percentage of our sales and operations is in non-U.S. jurisdictions and is subject to the economic, political, regulatory, foreign exchange and other risks of international operations.
Our international operations, including U.S. exports, represent more than half of the Company’s sales. Risks related to international operations include exchange control regulations, wage and price controls, antitrust regulations, employment regulations, foreign investment laws, import, export and other trade restrictions (such as sanctions and embargoes), differing levels of protection of intellectual property, acts of industrial espionage, violations by our employees of anti-corruption laws (despite our efforts to mitigate such risk), changes in regulations regarding transactions with state-owned enterprises, nationalization of private enterprises, acts of terrorism, and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. Instability and uncertainties arising from the global geopolitical environment and the evolving international and domestic political, regulatory and economic landscape, including the potential for changes in global trade policies, including sanctions and trade barriers, and trends such as populism, economic nationalism and negative sentiment toward multinational companies, as well as the cost of compliance with increasingly complex and often conflicting regulations worldwide, can impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.
In December 2020, the United Kingdom and the European Union announced they had entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues. Depending on the application of the terms of the trade and cooperation agreement between the United Kingdom and the European Union, we could face increased regulatory costs and challenges. The Company has developed plans to mitigate the potential impact of these costs and challenges, but the implications of these uncertainties could affect the Company's business, financial position and results of operations.
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
The United States has commenced certain trade actions, including imposing tariffs on certain goods imported from China and other countries, which has resulted in retaliatory tariffs by China and other countries. Additional
26 Honeywell International, Inc.

tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could increase the cost of our products. Given the change in the U.S. presidential administration, we face uncertainty with regard to U.S. government trade policy.
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
Significant changes in actual investment return on pension assets, discount rates, and other factors could adversely affect our results of operations and require cash pension contributions in future periods. Changes in discount rates and actual asset returns different than our anticipated asset returns can result in significant non-cash actuarial gains or losses, which we record in the fourth quarter of each fiscal year, and, if applicable, in any quarter in which an interim re-measurement is triggered. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets and the impact of legislative or regulatory changes related to pension funding obligations.
OPERATIONAL RISKS
Raw material price fluctuations, the ability of key suppliers to meet quality and delivery requirements, or catastrophic events can increase the cost of our products and services, impact our ability to meet commitments to customers and cause us to incur significant liabilities.
The cost of raw materials is a key element in the cost of our products, particularly in Performance Materials and Technologies (copper, fluorspar, tungsten salts, ethylene, aluminum, and molybdenum) and in Aerospace (nickel, steel, titanium and other metals). Our inability to offset material price inflation through increased prices to customers, formula-driven or long-term fixed price contracts with suppliers, productivity actions or commodity hedges could adversely affect our results of operations.
Many major components, product equipment items and raw materials, particularly in Aerospace, are procured or subcontracted on a single or sole-source basis. Although we maintain a qualification and performance surveillance process and we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. In addition, current or future global economic uncertainty, including the ongoing COVID-19 pandemic, may affect the financial stability of our key suppliers or their access to financing, which may in turn affect their ability to perform their obligations to us. If one or more of our suppliers experiences financial difficulties, delivery delays or other performance problems, our resulting inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.
27 Honeywell International, Inc.

We may be unable to successfully execute or effectively integrate acquisitions, and divestitures may not occur as planned.
We regularly review our portfolio of businesses and pursue growth through acquisitions and seek to divest non-core businesses. We may not be able to complete transactions on favorable terms, on a timely basis, or at all. In addition, our results of operations and cash flows may be adversely impacted by (i) the failure of acquired businesses to meet or exceed expected returns, including risk of impairment; (ii) the failure to integrate multiple acquired businesses into Honeywell simultaneously and on schedule and/or to achieve expected synergies; (iii) the inability to dispose of non-core assets and businesses on satisfactory terms and conditions; and (iv) the discovery of unanticipated liabilities, labor relations difficulties, cybersecurity concerns, compliance issues or other problems in acquired businesses for which we lack contractual protections, insurance or indemnities, or, with regard to divested businesses, claims by purchasers to whom we have provided contractual indemnification.
Our future growth is largely dependent upon our ability to develop new technologies and introduce new products that achieve market acceptance in increasingly competitive markets with acceptable margins.
Our future growth rate depends upon a number of factors, including our ability to (i) identify and evolve with emerging technological and broader industry trends in our target end-markets; (ii) develop and maintain competitive products; (iii) defend our market share against an ever-expanding number of competitors, including many new and non-traditional competitors; (iv) enhance our products by adding innovative features that differentiate our products from those of our competitors and prevent commoditization of our products; (v) develop, manufacture and bring compelling new products to market quickly and cost-effectively; (vi) monitor disruptive technologies and business models; (vii) achieve sufficient return on investment for new products introduced based on capital expenditures and research and development spending; (viii) respond to changes in overall trends related to end-market demand; and (ix) attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products. Competitors may also develop after-market services and parts for our products which attract customers and adversely affect our return on investment for new products. The failure of our technologies or products to gain market acceptance due to more attractive offerings by our competitors or the failure to address any of the above factors could significantly reduce our revenues and adversely affect our competitive standing and prospects.
Failure to increase productivity through sustainable operational improvements, as well as an inability to successfully execute repositioning projects or to effectively manage our workforce, may reduce our profitability or adversely impact our businesses.
Our profitability and margin growth are dependent upon our ability to drive sustainable improvements. We seek productivity and cost savings benefits through repositioning actions and projects, such as consolidation of manufacturing facilities, transitions to cost-competitive regions and product line rationalizations. Risks associated with these actions include delays in execution, additional unexpected costs, realization of fewer than estimated productivity improvements and adverse effects on employee morale. We may not realize the full operational or financial benefits we expect, the recognition of these benefits may be delayed, and these actions may potentially disrupt our operations. In addition, organizational changes, increased attrition, failure to create and implement a succession plan for key Company positions, not retaining key talent, inability to attract new employees with unique skills, labor relations difficulties, or workforce stoppage could have a material adverse effect on our business, reputation, financial position and results of operations.
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
28 Honeywell International, Inc.

We are also subject to government investigations of business practices and compliance with government procurement and security regulations. If, as a result of any such investigation or other government investigations (including investigation of violations of certain environmental, employment or export laws), Honeywell or one of its businesses were found to have violated applicable law, then it could be suspended from bidding on or receiving awards of new government contracts, suspended from contract performance pending the completion of legal proceedings and/or have its export privileges suspended.
Our operations and the prior operations of predecessor companies expose us to the risk of material environmental liabilities.
Mainly because of past operations and operations of predecessor companies, we are subject to potentially material liabilities related to the remediation of environmental hazards and to claims of personal injuries or property damages that may be caused by hazardous substance releases and exposures. We continue to incur remedial response and voluntary clean-up costs for site contamination and are a party to lawsuits and claims associated with environmental and safety matters, including past production of products containing hazardous substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future. Various federal, state, local and foreign governments regulate the use of certain materials, the discharge of materials into the environment, and/or communications respecting certain materials in our products, and can impose substantial fines and criminal sanctions for violations, and require injunctive relief measures, including installation of costly equipment, implementation of operational changes to limit emissions and/or decrease the likelihood of accidental hazardous substance releases, or limiting access of our products to markets, among others. In addition, changes in laws, regulations and enforcement of policies, the discovery of previously unknown contamination or new technology or information related to individual sites, the establishment of stricter toxicity standards with respect to certain contaminants, or the imposition of new clean-up requirements or remedial techniques could require us to incur additional costs in the future that would have a negative effect on our financial condition or results of operations.
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
29 Honeywell International, Inc.

The development of technology products and services presents security and safety risks.
An increasing number of our products, services and technologies are delivered with Internet of Things (IoT) capabilities and the accompanying interconnected device networks, which include sensors, data and advanced computing capabilities. We have developed product software designs that we believe are less susceptible to cyber-attacks, but despite these efforts, if our products and services that include IoT solutions do not work as intended or are compromised, the possible consequences include financial loss, reputational damage, exposure to legal claims or enforcement actions, theft of intellectual property, and diminution in the value of our investment in research, development and engineering, which in turn could adversely affect our competitiveness and results of operations.
Data privacy, data protection, and information security may require significant resources and present certain risks.
We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts to protect such data, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, or employee errors that could potentially lead to the compromising of such data, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, we operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S. states and foreign jurisdictions in which we operate and we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secure. For example, the State of California recently passed legislation granting residents certain new data privacy rights and regulating the security of IoT devices, effective in January 2020, and California voters recently approved additional privacy legislation, which provides for the establishment of a California privacy regulator, modifies the current data privacy regulations and imposes additional data protection obligations and is effective in January 2023; European laws require us to have an approved legal mechanism to transfer personal data out of Europe; the European Union General Data Protection Regulation, which became enforceable in May 2018, superseded prior European Union data protection legislation and imposes more stringent requirements in how we collect and process personal data and provides for significantly greater penalties for noncompliance; and several other states and countries have passed or are considering laws that require personal data relating to their residents or citizens to be maintained on local servers and impose additional data transfer restrictions. Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.
A material disruption of our operations, particularly at our manufacturing facilities or within our information technology infrastructure, could adversely affect our business.
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to natural disasters, including hurricanes and floods, power outages, fires, explosions, terrorism, equipment failures, sabotage, cyber incidents, any potential effects of climate change and adverse weather conditions, labor disputes, critical supply failure, inaccurate downtime forecast, political disruption, and other reasons, which can result in undesirable consequences, including financial losses and damaged relationships with customers. Another public health crises, like a regional or global pandemic, including the COVID-19 pandemic, could again disrupt our supply chain, distribution channels, production facilities, operations and customer demand, which could negatively impact our operations and adversely affect our business. We employ information technology systems and networks to support the business and rely on them to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Disruptions to our information technology infrastructure from system failures, shutdowns, power outages, telecommunication or utility failures, cybersecurity incidents, and other events, including disruptions at our cloud computing, server, systems and other third party IT service providers, could interfere with our operations, interrupt production and shipments, damage customer and business partner relationships, and negatively impact our reputation.
30 Honeywell International, Inc.

Concentrations of credit, counterparty and market risk may adversely affect our results of operations and financial condition.
We maintain long-term contractual relationships with many of our customers, suppliers, and other counterparties. While we monitor the financial health of these counterparties, we are exposed to credit and market risks of such counterparties, including those concentrated in the same or similar industries and geographic regions. Changes in economic conditions, including the impact of the COVID-19 pandemic and resulting recession, could also lead to concerns about the creditworthiness of counterparties in the same or similar industry or geography, impacting our ability to renew our long-term contractual arrangements or collect amounts due under these arrangements. Among other factors, changes in economic conditions could also result in the credit deterioration or insolvency of a significant counterparty.
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
We regularly review the aggregate carrying value of the reimbursement receivable amounts due from Garrett in connection with our indemnification and reimbursement agreement and our tax matters agreement with Garrett. On September 20, 2020, Garrett and certain of its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On January 11, 2021, Garrett accepted, in the bankruptcy proceedings, a revised agreement, originally proposed by Oaktree Capital Management, L.P. (Oaktree) and Centerbridge Partners, L.P. (Centerbridge), in coordination with Honeywell, and subsequently signed by additional equity holders that, collectively with the Company, Oaketree, and Centerbridge, represent approximately 58% of Garrett's outstanding common stock and noteholders representing approximately 88% of the principal amount outstanding on Garrett's senior notes (the Final COH Plan). Based on the Final COH Plan, we believe the present value of payments to us under the Final COH Plan are an appropriate estimate of receivable amounts due in connection with the indemnification and reimbursement agreement and the tax matters agreement. There can be no assurance that the Final COH Plan will be confirmed by the Bankruptcy Court or that Garrett will be able to substantially consummate the restructuring transactions contemplated in the Final COH Plan. The ultimate outcome of the bankruptcy process is uncertain. Should any of these assumptions change and depending on the transaction and/or plan of reorganization ultimately approved by the Bankruptcy Court, the amount collected could differ from the receivable amounts currently recorded in our financial statements. There can be no assurance that recording an additional adjustment (positive or negative) against the remaining receivable amounts in whole or in part (together with a related statement of operations charge) will not be necessary in a future period or periods. See Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements for further details.
LEGAL AND REGULATORY RISKS
Our U.S. and non-U.S. tax liabilities are dependent, in part, upon the distribution of income among various jurisdictions in which we operate.
Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, regulations and judicial rulings (or changes in the interpretation thereof), potential taxation of digital services, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures and various other governmental enforcement initiatives. Our tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of future earnings of the Company, which could impact the valuation of our deferred tax assets.
31 Honeywell International, Inc.

Changes in legislation or government regulations or policies can have a significant impact on our results of operations.
The sales and margins of each of our segments are directly impacted by government regulations, including environmental, safety, performance and product certification regulations. Within Aerospace, the operating results of Commercial Original Equipment and Commercial Aftermarket may be impacted by, among other things, mandates of the Federal Aviation Administration and other similar international regulatory bodies requiring the installation of equipment on aircraft. Our Defense and Space business unit may be affected by changes in government procurement regulations. Within Honeywell Building Technologies and Safety and Productivity Solutions, the demand for and cost of providing products, services and solutions can be impacted by fire, security, safety, health care, environmental and energy efficiency standards and regulations. Performance Materials and Technologies’ results of operations can be impacted by environmental standards, regulations, and judicial determinations. Growth in all our businesses within emerging markets may be adversely impacted by the inability to acquire and retain qualified employees where local employment law mandates may be restrictive. Changes in such regulations and government policies could negatively impact us; for instance, noncompliance with legislation and regulations can result in fines and penalties, and compliance with any new regulations or policies may be burdensome and/or require significant expenditures.
Increased public awareness and concern regarding global climate change may result in more international, regional and/or federal or other stakeholder requirements or expectations that could mandate more restrictive or expansive standards, such as stricter limits on greenhouse gas emissions or more prescriptive reporting of environmental, social, and governance metrics, than the voluntary commitments that the Company has adopted or require such changes on a more accelerated time frame. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty; however, under the new U.S. presidential administration, there likely will be renewed interest in such legislation. If environmental laws or regulations are either changed or adopted and impose significant operational restrictions and compliance requirements upon the Company or its products, they could negatively impact the Company’s business, capital expenditures, results of operations, financial condition and competitive position.
We cannot predict with certainty the outcome of litigation matters, government proceedings and other contingencies and uncertainties.
We are subject to a number of lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability (including asbestos), prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, antitrust, anti-corruption, accounting, import and export, and environmental, health and safety matters. Our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements, and we may become subject to or be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, cash flows and financial condition. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. The incurrence of significant liabilities for which there is no or insufficient insurance coverage could adversely affect our results of operations, cash flows, liquidity and financial condition.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Information relating to market risks is included within Liquidity and Capital Resources of our Form 10-K under the caption “Financial Instruments”.
32 Honeywell International, Inc.

LIQUIDITY AND CAPITAL RESOURCES
(Dollars in tables in millions)
We continue to manage our businesses to maximize operating cash flows as the primary source of liquidity. Each of our businesses is focused on increasing operating cash flows through revenue growth, margin expansion and improved working capital turnover. Additional sources of liquidity include committed credit lines, short-term debt from the commercial paper market, long-term borrowings, access to the public debt and equity markets, U.S. cash balances and the ability to access non-U.S. cash as a result of the U.S. Tax Cuts and Jobs Act.
CASH
We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. As of December 31, 2020 and 2019, we held $15.2 billion and $10.4 billion, respectively, of cash and cash equivalents, including our short-term investments.
BORROWINGS
Consolidated total borrowings were $22.4 billion and $16.0 billion as of December 31, 2020 and 2019. In response to COVID-19, the Company took several actions during 2020 to secure liquidity in light of the uncertainty in economic conditions and the credit markets, including a $6.0 billion Delayed Draw Term Loan and a total of $7.1 billion raised through Senior Note offerings. See Note 10 Long-term Debt and Credit Agreements of Notes to Consolidated Financial Statements for a summary of the actions taken by the Company to improve our short-term and long-term liquidity position in response to COVID-19.

	December 31,
	2020	2019
Commercial paper and other short-term borrowings	$3,597	$3,516
Variable rate notes	1,122	622
Fixed rate notes	17,399	11,586
Other	266	278
Total borrowings	$22,384	$16,002

A source of liquidity is our ability to access the commercial paper market. Commercial paper notes are sold at a discount or premium and have a maturity of not more than 365 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing acquisitions. The weighted average interest rate on commercial paper and other short-term borrowings outstanding was 0.27% and (0.37%) as of December 31, 2020 and 2019.
We also have the following revolving credit agreements:
•A $1.5 billion 364-Day Credit Agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated April 10, 2020. This 364-Day Credit Agreement is maintained for general corporate purposes. The 364-Day Credit Agreement replaced the 364-day credit agreement dated as of April 26, 2019, which was terminated on April 10, 2020. As of December 31, 2020, there were no outstanding borrowings under our 364-Day Credit Agreement.
•A $4.0 billion Five Year Credit Agreement (the 5-Year Credit Agreement) with a syndicate of banks, dated April 26, 2019. This 5-Year Credit Agreement is maintained for general corporate purposes. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. As of December 31, 2020, there were no outstanding borrowings under our 5-Year Credit Agreement.
33 Honeywell International, Inc.

We also have a current shelf registration statement filed with the SEC under which we may issue additional debt securities, common stock and preferred stock that may be offered in one or more offerings on terms to be determined at the time of the offering. We anticipate that net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, share repurchases, capital expenditures and acquisitions.
CREDIT RATINGS
Our ability to access the global debt capital markets and the related cost of these borrowings, is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of December 31, 2020, S&P, Fitch, and Moody’s have ratings on our debt set forth in the table below:

	S&P	Fitch	Moody's
Outlook	Stable	Stable	Stable
Short-term	A-1	F1	P1
Long-term	A	A	A2

CASH FLOW SUMMARY
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Years Ended December 31,
	2020	2019	2018
Cash provided by (used for):
Operating activities	$6,208	$6,897	$6,434
Investing activities	(987)	(533)	1,027
Financing activities	(81)	(6,600)	(5,032)
Effect of exchange rate changes on cash	68	16	(201)
Net increase (decrease) in cash and cash equivalents	$5,208	$(220)	$2,228
2020 compared with 2019
Cash provided by operating activities decreased by $689 million primarily due to lower net income of $1,364 million, partially offset by a favorable impact from working capital of $588 million (favorable accounts receivable and inventory, partially offset by accounts payable).
Cash used for investing activities increased by $454 million primarily due to a $251 million increase in payments related to settlements of derivative contracts, $211 million increase in cash paid for acquisitions, net of cash acquired, and $67 million increase in capital expenditures, partially offset by a net decrease in investments of $61 million.
Cash used for financing activities decreased by $6,519 million primarily due to a $7,399 million increase in proceeds from the issuance of long-term debt and a $686 million decrease in repurchases of common stock, partially offset by an increase in payments of long-term debt of $1,405 million.
CASH REQUIREMENTS AND ASSESSMENT OF CURRENT LIQUIDITY
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, share repurchases, dividends, strategic acquisitions and debt repayments. Specifically, we expect our primary cash requirements in 2021 to be as follows:
•Capital expenditures—we expect to spend approximately $1 billion for capital expenditures in 2021 primarily for growth, production and capacity expansion, implementation of cost reduction measures, maintenance, and replacement.
34 Honeywell International, Inc.

•Share repurchases—under our share repurchase program, $3.3 billion was available as of December 31, 2020 for additional share repurchases. We expect to repurchase outstanding shares from time to time to offset the dilutive impact of employee stock-based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we will seek to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and our level of operating, financing and other investing activities.
•Dividends—we increased our quarterly dividend rate by 3% to $0.93 per share of common stock effective with the fourth quarter 2020 dividend. We intend to continue to pay quarterly dividends in 2021.
We continue to identify opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers. In addition, multiple third-party financial institutions offer a voluntary supply chain financing (SCF) program which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on terms that are negotiated between the supplier and the respective financial institution. We agree on commercial terms for the goods and services we procure from our suppliers, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. Our suppliers’ voluntary participation in the SCF program has no bearing on our payment terms and we have no economic interest in a supplier’s decision to participate in the SCF program.
Amounts due to our suppliers that elected to participate in the SCF programs are included in Accounts payable on the Consolidated Balance Sheet. At December 31, 2020, Accounts payable included $0.6 billion payable to suppliers who have elected to participate in the SCF program. Amounts settled with third-party financial institutions through the SCF program increased $0.5 billion for the year ended December 31, 2020. The increase for the year ended December 31, 2020 reflects a combination of an extension of payment terms with suppliers and increased utilization of our SCF program. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our Consolidated Statement of Cash Flows. While access to SCF could decrease if our credit ratings are downgraded, we do not believe that changes in the availability of SCF will have a significant impact on our liquidity. The impact of this program is not material to our overall liquidity.
We sell trade receivables to unaffiliated financial institutions without recourse. Transfers of the receivables are accounted for as sales and, accordingly, receivables sold are excluded from Accounts receivable—net on the Consolidated Balance Sheet and are reflected in cash flows from operating activities on the Consolidated Statement of Cash Flows. The difference between the carrying amount of the trade receivables sold and the cash received is recorded in Cost of products and services sold on the Consolidated Statement of Operations. Amounts settled with third-party financial institutions related to accounts receivable factoring were not material for the year ended December 31, 2020, and the impact of this program is not material to our overall liquidity.
Finally, we continue to assess the relative strength of each business in our portfolio as to strategic fit, market position, profit and cash flow contribution in order to identify target investment and acquisition opportunities in order to upgrade our combined portfolio. We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability or growth potential. These businesses are considered for potential divestiture, restructuring or other repositioning actions, subject to regulatory constraints.
Based on past performance and current expectations, we believe that our operating cash flows will be sufficient to meet our future operating cash needs. Our available cash, committed credit lines and access to the public debt and equity markets provide additional sources of short-term and long-term liquidity to fund current operations, debt maturities, and future investment opportunities.
See Note 10 Long-term Debt and Credit Agreements of Notes to Consolidated Financial Statements for additional discussion of items impacting our liquidity.
35 Honeywell International, Inc.

CONTRACTUAL OBLIGATIONS
Following is a summary of our significant contractual obligations and probable liability payments at December 31, 2020:

	Total(6)(7)	Payments by Period			Thereafter
		2021	2022 - 2023	2024 - 2025
Long-term debt, including finance leases(1)	$18,787	$2,445	$6,102	$2,647	$7,593
Interest payments on long-term debt, including finance leases	3,674	372	624	507	2,171
Operating lease liabilities	913	204	306	172	231
Purchase obligations(2)	3,595	1,374	1,204	559	458
Estimated environmental liability payments(3)	660	225	213	181	41
Asbestos related liability payments(4)	2,220	300	495	397	1,028
Asbestos insurance recoveries(5)	(402)	(36)	(89)	(70)	(207)
	$29,447	$4,884	$8,855	$4,393	$11,315
(1)Assumes all long-term debt is outstanding until scheduled maturity.
(2)Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements. This includes leases that were entered into and had not yet commenced as of December 31, 2020.
(3)The payment amounts in the table only reflect the environmental liabilities which are probable and reasonably estimable as of December 31, 2020.
(4)These amounts are estimates of asbestos related cash payments for NARCO and Bendix based on our asbestos related liabilities which are probable and reasonably estimable as of December 31, 2020. See Asbestos Matters in Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information.
(5)These amounts represent our insurance recoveries that are deemed probable for asbestos related liabilities as of December 31, 2020. See Asbestos Matters in Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information.
(6)The table excludes tax liability payments, including those for unrecognized tax benefits. See Note 5 Income Taxes of Notes to Consolidated Financial Statements for additional information.
(7)The table excludes expected proceeds from the indemnification and reimbursement agreements entered into with Garrett and Resideo. See Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information.
ASBESTOS MATTERS
Payments, net of insurance recoveries, related to known asbestos matters were $229 million, $163 million and $216 million for the years ended December 31, 2020, 2019 and 2018 and are estimated to be approximately $264 million in 2021. We expect to pay these asbestos matters from operating cash flows. The timing of these payments depends on several factors, including the timing of litigation and settlements of liability claims.
Reimbursements from Garrett primarily for asbestos-related liability payments related to the Bendix business in the U.S., as defined in our indemnification and reimbursement agreement with Garrett, were $36 million in 2020. See Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of our asbestos matters and Garrett.
36 Honeywell International, Inc.

ENVIRONMENTAL MATTERS
Accruals during the year for environmental matters deemed probable and reasonably estimable were $173 million, $213 million and $395 million for the years ended December 31, 2020, 2019 and 2018. In addition, for the years ended December 31, 2020, 2019 and 2018, we incurred operating costs for ongoing businesses of approximately $88 million, $99 million and $95 million relating to compliance with environmental regulations.
Payments related to known environmental matters were $216 million, $256 million and $218 million for the years ended December 31, 2020, 2019 and 2018 and are estimated to be approximately $225 million in 2021. We expect to pay these environmental matters from operating cash flows. The timing of these payments depends on several factors, including the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, execution timeframe of projects, remedial techniques to be utilized and agreement with other parties.
Reimbursements from Resideo for payments related to environmental matters at certain sites, as defined in the indemnification and reimbursement agreement, were $140 million in 2020 and are expected to be $140 million in 2021. We received $35 million in reimbursement payments from Resideo in January 2021.
See Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of our environmental matters and the indemnification and reimbursement agreement entered into with Resideo.
FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to reduce our risks from interest and foreign currency exchange rate fluctuations. Derivative financial instruments are not used for trading or other speculative purposes and we do not use leveraged derivative financial instruments.
The following table illustrates the potential change in fair value for interest rate sensitive instruments based on a hypothetical immediate one percentage point increase in interest rates across all maturities and the potential change in fair value for foreign exchange rate sensitive instruments based on a 10% weakening of the U.S. Dollar versus local currency exchange rates across all maturities at December 31, 2020 and 2019.

	Face or Notional Amount	Carrying Value(1)	Fair Value(1)	Estimated Increase (Decrease) in Fair Value(2)
December 31, 2020
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$18,787	$(18,787)	$(20,176)	$(1,063)
Interest rate swap agreements	3,950	194	194	(148)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(3)	16,123	52	52	(334)
Cross currency swap agreements	1,200	(50)	(50)	(125)
December 31, 2019
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$12,486	$(12,486)	$(13,578)	$(677)
Interest rate swap agreements	3,950	25	25	(72)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(3)	12,746	270	270	(676)
Cross currency swap agreements	1,200	51	51	(115)
(1)Asset or (liability).
(2)A hypothetical immediate one percentage point decrease in interest rates across all maturities and a potential change in fair value of foreign exchange rate sensitive instruments based on a 10% strengthening of the U.S. dollar versus local currency exchange rates across all maturities will result in a change in fair value approximately equal to the inverse of the amount disclosed in the table.
(3)Changes in the fair value of foreign currency exchange contracts are offset by changes in the fair value, cash flows, or net investments of underlying hedged foreign currency transactions or foreign operations.
37 Honeywell International, Inc.

See Note 12 Derivative Instruments and Hedging Transactions to Consolidated Financial Statements for further discussion.
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
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolution of any related appeals and litigation. We assess our income tax positions based upon our evaluation of the facts, circumstances and information available at the reporting date. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.
For further discussion of additional income tax policies, see Note 1 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.
38 Honeywell International, Inc.

Reimbursement Receivables—In conjunction with the Garrett and Resideo spin-offs, the Company entered into reimbursement agreements under which Honeywell receives cash payments as reimbursement primarily for asbestos related liability payments related to the Bendix business in the U.S. (Garrett) and for net spending for environmental matters at certain sites as defined in the agreement (Resideo). Accordingly, the Company recorded receivables based on estimates of the underlying reimbursable Honeywell asbestos and environmental spend, and we monitor the recoverability of such receivables, which are subject to the terms of applicable credit agreements and general ability to pay. For Garrett, the Company established an allowance based on the developments associated with Garrett's Chapter 11 bankruptcy filing. See Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of the recognition and measurement of our reimbursement receivables, including the allowance established for Garrett.
Goodwill and Indefinite-Lived Intangible Assets Impairment Testing—Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual, or more frequent if necessary, impairment testing. In testing goodwill and indefinite-lived intangible assets, the fair value is estimated utilizing a discounted cash flow approach utilizing cash flow forecasts, including strategic and annual operating plans, adjusted for terminal value assumptions. These impairment tests involve the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. To address this uncertainty, we perform sensitivity analyses on key estimates and assumptions. Once the fair value is determined, if the carrying amount exceeds the fair value, it is impaired. Any impairment is measured as the difference between the carrying amount and its fair value.
Finite-Lived Intangible Assets—The determination of useful lives (for depreciation/amortization purposes) and whether or not intangible assets are impaired involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. We evaluate the recoverability of the carrying amount of our finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of a finite-lived intangible asset group may not be fully recoverable. The principal factors in considering when to perform an impairment review are as follows:
•Significant under-performance (i.e., declines in sales, earnings or cash flows) of a business or product line in relation to expectations;
•Annual operating plans or strategic plan outlook that indicate an unfavorable trend in operating performance of a business or product line;
•Significant negative industry or economic trends; or
•Significant changes or planned changes in our use of the assets.
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
Defined Benefit Pension Plans—We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans. For financial reporting purposes, net periodic pension (income) expense is calculated annually based upon various actuarial assumptions, including a discount rate for plan obligations and an expected long-term rate of return on plan assets. Changes in the discount rate and expected long-term rate of return on plan assets could materially affect the annual pension (income) expense amount. Annual pension (income) expense is comprised of service and interest cost, assumed return on plan assets, prior service amortization (Pension Ongoing (Income) Expense) and a potential mark-to-market adjustment (MTM Adjustment).
39 Honeywell International, Inc.

The key assumptions used in developing our net periodic pension (income) expense for our U.S. plans included the following:

	2020	2019	2018
Discount Rate:
Projected benefit obligation	3.22%	4.35%	3.68%
Service cost	3.33%	4.47%	3.77%
Interest cost	2.76%	3.94%	3.27%
Assets:
Expected rate of return	6.15%	6.75%	7.75%
Actual rate of return	13.8%	21.2%	(1.8)%
Actual 10 year average annual compounded rate of return	10.6%	11.1%	11.0%
The MTM Adjustment represents the recognition of net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor). Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension plans or when assumptions change. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations as of the measurement date each year and the difference between expected and actual returns on plan assets. The mark-to-market accounting method results in the potential for volatile and difficult to forecast MTM Adjustments. MTM Adjustments were $44 million, $123 million and $37 million for the years ended December 31, 2020, 2019 and 2018.
We determine the expected long-term rate of return on plan assets utilizing historical plan asset returns over varying long-term periods combined with our expectations of future market conditions and asset mix considerations (see Note 21 Pension and Other Postretirement Benefits of Notes to Consolidated Financial Statements for details on the actual various asset classes and targeted asset allocation percentages for our pension plans). We plan to use an expected rate of return on plan assets of 6.15% for 2021, matching the assumption used for 2020.
The discount rate reflects the market rate on December 31 (measurement date) for high-quality fixed-income investments with maturities corresponding to our benefit obligations and is subject to change each year. The discount rate can be volatile from year to year as it is determined based upon prevailing interest rates as of the measurement date. We used a 2.50% discount rate to determine benefit obligations as of December 31, 2020, reflecting a decrease in the market interest rate environment since the prior year-end.
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

Change in Assumption	Impact on 2021 Pension Ongoing Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Decrease $32 million	Increase $520 million
0.25 percentage point increase in discount rate	Increase $30 million	Decrease $500 million
0.25 percentage point decrease in expected rate of return on assets	Increase $50 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $50 million	—
Pension ongoing income for our world-wide pension plans is expected to be approximately $1,046 million in 2021 compared with pension ongoing income of $785 million in 2020. The expected increase in pension income is primarily due to higher expected return on plan assets due to strong asset returns in our U.S. and UK plans in 2020, and lower interest cost from a decrease in discount rates in our U.S. and UK plans. Also, if required, a MTM Adjustment will be recorded in the fourth quarter of 2021 in accordance with our pension accounting method as previously described. It is difficult to reliably forecast or predict whether there will be a MTM Adjustment in 2021, and if one is required, what the magnitude of such adjustment will be. MTM Adjustments are primarily driven by events and circumstances beyond the control of the Company such as changes in interest rates and the performance of the financial markets.
40 Honeywell International, Inc.

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
Our involvement in asbestos related personal injury actions relates to two predecessor companies. Regarding North American Refractories Company (NARCO) asbestos related claims, we estimate our NARCO asbestos liability for the resolution of asserted Narco-related asbestos claims which qualify for payment under the NARCO Trust Distribution Procedures (Annual Contribution Claims) and for amounts owed pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the NARCO Trust subject to qualification under the terms of the settlement agreements and Trust Distribution Procedures (Pre-Established Unliquidated Claims) using average payment values for the relevant historical period. We estimate our NARCO asbestos liability for unasserted claims based on historic and anticipated claims filing experience and payment rates, disease classifications and type of claim, and average payment values by the NARCO Trust for the relevant historical period. Our estimate also includes all years of epidemiological disease projection through 2059. Regarding Bendix Friction Materials (Bendix) asbestos related claims, we accrued for the estimated value of pending claims using average resolution values for the previous five years. We also accrued for the estimated value of future claims related to Bendix over the full term of epidemiological disease projection through 2059 based on historic and anticipated claims filing experience and dismissal rates, disease classifications, and average resolution values in the tort system for the previous five years. We update our assumptions on average payment values and average resolution values in the fourth quarter of each year.
See Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of management’s judgments applied in the recognition and measurement of our asbestos related liabilities and related insurance recoveries.
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
41 Honeywell International, Inc.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of Honeywell, listed as follows, are elected annually by the Board of Directors. There are no family relationships among them.

Name, Age, Year First Elected an Executive Officer	Business Experience
Darius Adamczyk, 55 2017(a)	Chairman of the Board and Chief Executive Officer since April 2018. President and Chief Executive Officer from April 2017 to April 2018. Chief Operating Officer from April 2016 to March 2017. President and Chief Executive Officer Performance Materials and Technologies from April 2014 to April 2016. President of Honeywell Process Solutions from April 2012 to April 2014.
Que Thanh Dallara, 47 2018	President and Chief Executive Officer, Connected Enterprise since October 2018. Vice President and Chief Commercial Officer from January 2017 to October 2018. From 2007 to 2016, Ms. Dallara served in multiple leadership positions at TE Connectivity Ltd., most recently as Senior Vice President, Corporate Strategy and Analytics.
Rajeev Gautam, 68 2016	President and Chief Executive Officer, Performance Materials and Technologies since April 2016. President of Honeywell UOP from January 2009 to April 2016.
Vimal Kapur, 55 2018	President and Chief Executive Officer, Honeywell Building Technologies since May 2018. President of Honeywell Process Solutions from 2014 to May 2018.
Gregory P. Lewis, 53 2018	Senior Vice President and Chief Financial Officer since August 2018. Vice President of Enterprise Information Management from October 2016 to April 2018, prior to being named Vice President, Corporate Finance in May 2018. Chief Financial Officer of Automation and Control Solutions from April 2013 to September 2016.
Anne T. Madden, 56 2017	Senior Vice President and General Counsel since October 2017. Corporate Secretary from February 2018 to September 2019. Vice President of Corporate Development and Global Head of M&A from January 2002 to October 2017.
Michael R. Madsen, 57 2019	President and Chief Executive Officer, Aerospace since October 2019. Vice President, Integrated Supply Chain of Aerospace from May 2015 to October 2019. President, Aerospace Defense and Space from October 2010 to May 2015.
Karen Mattimore, 54 2020
Senior Vice President and Chief Human Resources Officer since June 2020. Vice President, Human Resources and Communications, Aerospace from February 2018 to June 2020. Vice President, Human Resources Services from April 2015 to February 2018.

John F. Waldron, 45 2016	President and Chief Executive Officer, Safety and Productivity Solutions since July 2016. President of Sensing and Productivity Solutions from July 2015 to July 2016. President of Scanning and Mobility from April 2012 to July 2015.
(a)Also a Director.
42 Honeywell International, Inc.

UNRESOLVED STAFF COMMENTS
None.
PROPERTIES
We have approximately 834 locations, of which 226 are manufacturing sites. Our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.
LEGAL PROCEEDINGS
We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements.
There were no matters requiring disclosure pursuant to the requirement to disclose certain environmental matters involving potential monetary sanctions in excess of $300,000.
MINE SAFETY DISCLOSURES
One of our wholly-owned subsidiaries has a placer claim for and operates a chabazite ore surface mine in Arizona. Information concerning mine safety and other regulatory matters associated with this mine is required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K and is included in Exhibit 95 to this Form 10-K.

43 Honeywell International, Inc.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the ticker symbol “HON”. Dividend information for Honeywell’s common stock is included in Note 26 Unaudited Quarterly Financial Information of Notes to Consolidated Financial Statements. We increased our quarterly dividend rate by 3% to $0.93 per share of common stock effective with the fourth quarter 2020 dividend. We intend to continue to pay quarterly dividends in 2021.
The number of record holders of our common stock at December 31, 2020 was 42,205.
Information regarding securities authorized for issuance under equity compensation plans is included the section titled Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under the caption “Equity Compensation Plans.”
We purchased 7,619,919 shares of our common stock, par value $1 per share, in the quarter ending December 31, 2020. On April 29, 2019, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included amounts remaining under, and replaced, the previously approved share repurchase program. As of December 31, 2020, $3.3 billion remained available for additional share repurchases. We expect to repurchase outstanding shares from time to time to generally offset the dilutive impact of employee stock-based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we seek to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and the level of our operating, financing and other investing activities.
The following table summarizes our purchases of Honeywell's common stock for the three months ended December 31, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
October 1 - 31, 2020	—	$—	—	$4,841
November 1 - 30, 2020	2,430,000	$198.09	2,430,000	$4,360
December 1 - 31, 2020	5,189,919	$208.96	5,189,919	$3,275

44 Honeywell International, Inc.

PERFORMANCE GRAPH
The following graph compares the five-year cumulative total return on our common stock to the total returns on the Standard & Poor’s (S&P) 500 Stock Index and a composite of S&P’s Industrial Conglomerates and Aerospace and Defense indices, on a 55%/45% weighted basis (the Composite Index). The weighting of the components of the Composite Index are based on our segments’ relative contribution to total segment profit. The selection of the Industrial Conglomerates component of the Composite Index reflects the diverse and distinct range of non-aerospace businesses conducted by Honeywell. The annual changes for the five-year period shown in the graph are based on the assumption that $100 was invested in Honeywell stock and each index on December 31, 2015 and that all dividends were reinvested.

	Dec. 2015	Dec. 2016	Dec. 2017	Dec. 2018	Dec. 2019	Dec. 2020
Honeywell	100	114.98	155.34	142.57	194.89	239.66
S&P 500 Index	100	111.96	136.40	130.42	171.49	203.04
Composite Index	100	113.33	129.15	105.37	134.31	132.19

45 Honeywell International, Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions, except per share amounts)
Product sales	$24,737	$27,629	$32,848
Service sales	7,900	9,080	8,954
Net sales	32,637	36,709	41,802
Costs, expenses and other
Cost of products sold	17,638	19,269	23,634
Cost of services sold	4,531	5,070	5,412
	22,169	24,339	29,046
Selling, general and administrative expenses	4,772	5,519	6,051
Other (income) expense	(675)	(1,065)	(1,149)
Interest and other financial charges	359	357	367
	26,625	29,150	34,315
Income before taxes	6,012	7,559	7,487
Tax expense	1,147	1,329	659
Net income	4,865	6,230	6,828
Less: Net income attributable to the noncontrolling interest	86	87	63
Net income attributable to Honeywell	$4,779	$6,143	$6,765
Earnings per share of common stock—basic	$6.79	$8.52	$9.10
Earnings per share of common stock—assuming dilution	$6.72	$8.41	$8.98
The Notes to Consolidated Financial Statements are an integral part of this statement.

46 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Net income	$4,865	$6,230	$6,828
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(211)	143	(685)
Actuarial gains (losses) recognized	91	162	(602)
Prior service credit (cost) recognized	47	1	2
Prior service credit recognized during year	(82)	(79)	(74)
Actuarial (gains) losses recognized during year	41	16	35
Settlements and curtailments	—	—	2
Foreign exchange translation and other	(23)	(14)	31
Pensions and other postretirement benefit adjustments	74	86	(606)
Changes in fair value of available for sale investments	4	—	—
Cash flow hedges recognized in other comprehensive income	10	103	89
Less: Reclassification adjustment for gains (losses) included in net income	54	92	4
Changes in fair value of cash flow hedges	(44)	11	85
Other comprehensive income (loss), net of tax	(177)	240	(1,206)
Comprehensive income	4,688	6,470	5,622
Less: Comprehensive income attributable to the noncontrolling interest	89	82	53
Comprehensive income attributable to Honeywell	$4,599	$6,388	$5,569
The Notes to Consolidated Financial Statements are an integral part of this statement.
47 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2020	2019
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$14,275	$9,067
Short-term investments	945	1,349
Accounts receivable—net	6,827	7,493
Inventories	4,489	4,421
Other current assets	1,639	1,973
Total current assets	28,175	24,303
Investments and long-term receivables	685	588
Property, plant and equipment—net	5,570	5,325
Goodwill	16,058	15,563
Other intangible assets—net	3,560	3,734
Insurance recoveries for asbestos related liabilities	366	392
Deferred income taxes	760	86
Other assets	9,412	8,688
Total assets	$64,586	$58,679
LIABILITIES
Current liabilities:
Accounts payable	$5,750	$5,730
Commercial paper and other short-term borrowings	3,597	3,516
Current maturities of long-term debt	2,445	1,376
Accrued liabilities	7,405	7,476
Total current liabilities	19,197	18,098
Long-term debt	16,342	11,110
Deferred income taxes	2,113	1,670
Postretirement benefit obligations other than pensions	242	326
Asbestos related liabilities	1,920	1,996
Other liabilities	6,975	6,766
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital—common stock issued	958	958
—additional paid-in capital	7,292	6,876
Common stock held in treasury, at cost	(27,229)	(23,836)
Accumulated other comprehensive income (loss)	(3,377)	(3,197)
Retained earnings	39,905	37,693
Total Honeywell shareowners’ equity	17,549	18,494
Noncontrolling interest	241	212
Total shareowners’ equity	17,790	18,706
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$64,586	$58,679
The Notes to Consolidated Financial Statements are an integral part of this statement.

48 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Cash flows from operating activities:
Net income	$4,865	$6,230	$6,828
Less: Net income attributable to the noncontrolling interest	86	87	63
Net income attributable to Honeywell	4,779	6,143	6,765
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	644	673	721
Amortization	358	415	395
Repositioning and other charges	575	546	1,091
Net payments for repositioning and other charges	(833)	(376)	(652)
Pension and other postretirement income	(798)	(516)	(987)
Pension and other postretirement benefit payments	(47)	(78)	(80)
Stock compensation expense	168	153	175
Deferred income taxes	(175)	179	(586)
Reimbursement receivables charge	509	—	—
Other	(335)	(286)	(694)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	669	11	(236)
Inventories	(67)	(100)	(503)
Other current assets	191	(430)	218
Accounts payable	15	118	733
Accrued liabilities	555	445	74
Net cash provided by (used for) operating activities	6,208	6,897	6,434
Cash flows from investing activities:
Expenditures for property, plant and equipment	(906)	(839)	(828)
Proceeds from disposals of property, plant and equipment	57	43	15
Increase in investments	(3,236)	(4,253)	(4,059)
Decrease in investments	3,508	4,464	6,032
Receipts (payments) from settlements of derivative contracts	(149)	102	402
Cash paid for acquisitions, net of cash acquired	(261)	(50)	(535)
Net cash provided by (used for) investing activities	(987)	(533)	1,027
Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	10,474	14,199	23,891
Payments of commercial paper and other short-term borrowings	(10,400)	(14,199)	(24,095)
Proceeds from issuance of common stock	393	498	267
Proceeds from issuance of long-term debt	10,125	2,726	27
Payments of long-term debt	(4,308)	(2,903)	(1,330)
Repurchases of common stock	(3,714)	(4,400)	(4,000)
Cash dividends paid	(2,592)	(2,442)	(2,272)
Pre-separation funding	—	—	2,801
Spin-off cash	—	—	(179)
Other	(59)	(79)	(142)
Net cash provided by (used for) financing activities	(81)	(6,600)	(5,032)
Effect of foreign exchange rate changes on cash and cash equivalents	68	16	(201)
Net increase (decrease) in cash and cash equivalents	5,208	(220)	2,228
Cash and cash equivalents at beginning of period	9,067	9,287	7,059
Cash and cash equivalents at end of period	$14,275	$9,067	$9,287
The Notes to Consolidated Financial Statements are an integral part of this statement.
49 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

	Years Ended December 31,
	2020		2019		2018
	Shares	$	Shares	$	Shares	$
	(in millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		6,876		6,452		6,212
Issued for employee savings and option plans		248		271		65
Stock-based compensation expense		168		153		175
Ending balance		7,292		6,876		6,452
Treasury stock
Beginning balance	(246.5)	(23,836)	(228.0)	(19,771)	(206.7)	(15,914)
Reacquired stock or repurchases of common stock	(20.7)	(3,714)	(26.5)	(4,400)	(26.5)	(4,000)
Issued for employee savings and option plans	6.4	321	8.0	335	5.2	143
Ending balance	(260.8)	(27,229)	(246.5)	(23,836)	(228.0)	(19,771)
Retained earnings
Beginning balance		37,693		33,978		27,481
Adoption of new accounting standards		—		—		264
Net income attributable to Honeywell		4,779		6,143		6,765
Dividends on common stock		(2,567)		(2,428)		(2,279)
Spin-offs		—		—		1,749
Redemption value adjustment		—		—		(2)
Ending balance		39,905		37,693		33,978
Accumulated other comprehensive income (loss)
Beginning balance		(3,197)		(3,437)		(2,235)
Foreign exchange translation adjustment		(214)		143		(728)
Pensions and other postretirement benefit adjustments		74		86		(559)
Changes in fair value of available for sale investments		4		—		—
Changes in fair value of cash flow hedges		(44)		11		85
Ending balance		(3,377)		(3,197)		(3,437)
Noncontrolling interest
Beginning balance		212		178		163
Acquisitions, divestitures, and other		(6)		(3)		(12)
Net income attributable to noncontrolling interest		86		87		63
Foreign exchange translation adjustment		3		(5)		(10)
Dividends paid		(54)		(45)		(26)
Ending balance		241		212		178
Total shareowners’ equity	696.8	17,790	711.1	18,706	729.6	18,358
Cash dividends per share of common stock		$3.630		$3.360		$3.055
The Notes to Consolidated Financial Statements are an integral part of this statement.
50 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ACCOUNTING PRINCIPLES
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The following is a description of Honeywell’s significant accounting policies.
PRINCIPLES OF CONSOLIDATION
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
RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year presentation.
RECENT ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated statement of operations, balance sheet and cash flows (Consolidated Financial Statements).
In December 2019, the FASB issued an ASU to simplify the accounting for income taxes. The standard’s amendments include changes in various subtopics of accounting for income taxes including, but not limited to, accounting for “hybrid” tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, intraperiod tax allocation exception to incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax law, and year-to-date loss limitation in interim-period tax accounting. Effective January 1, 2021, the Company adopted this standard. The adoption of this standard does not have a material impact on the Company's Consolidated Financial Statements.
In March 2020, the FASB issued guidance that provides optional expedients and exceptions for applying generally accepted accounted principles to contracts, hedging relationships, and other transactions affected by the transition away from reference rates expected to be discontinued to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements. The Company does not expect the adoption of this standard to have a material impact on the Company’s Consolidated Financial Statements.
RESEARCH AND DEVELOPMENT
Research and development costs for projects are expensed as incurred, unless these costs relate to contracts with customers where we receive reimbursements. Amounts expensed as incurred for Company-sponsored research and development projects are included in Cost of products and services sold and were $1,334 million, $1,556 million and $1,809 million for the years ended December 31, 2020, 2019 and 2018. Costs related to contracts with customers for customer-sponsored research and development projects are included as a contract cost and included in Cost of products and services sold when revenue from such contracts is recognized, consistent with our sales recognition policies. This revenue was $1,200 million, $1,079 million and $1,069 million for the years ended December 31, 2020, 2019 and 2018.
51 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on hand and highly liquid investments having an original maturity of three months or less.
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are recorded at cost, including any asset retirement obligations, less accumulated depreciation. For financial reporting, the straight-line method of depreciation is used over the estimated useful lives of 10 to 50 years for buildings and improvements and 2 to 16 years for machinery and equipment. Recognition of the fair value of obligations associated with the retirement of tangible long-lived assets is required when there is a legal obligation to incur such costs. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and depreciated over the corresponding asset’s useful life.
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS
Goodwill and indefinite-lived intangible assets are subject to impairment testing annually as of March 31, and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. We completed our annual goodwill impairment test as of March 31, 2020 and determined that there was no impairment as of that date. In addition, due to the economic impact of COVID-19, we updated our assessment as of June 30, 2020, and determined there was no impairment. We are not aware of any additional triggering events.
FINITE-LIVED INTANGIBLE ASSETS
Other intangible assets with determinable lives consist of customer lists, technology, patents and trademarks and other intangibles and are amortized over their estimated useful lives, ranging from 2 to 24 years.
FOREIGN CURRENCY TRANSLATION
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
DERIVATIVE FINANCIAL INSTRUMENTS
All derivative financial instruments are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the changes in fair value of the derivatives are recorded in Accumulated other comprehensive income (loss) and subsequently recognized in earnings when the hedged items impact earnings.
Derivative financial instruments designated as hedges must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Changes in fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception and over the life of the hedge contract. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. We elected to exclude the time value of the derivatives (i.e., the forward points) from the assessment of hedge effectiveness and recognize the initial value of the excluded component in earnings using the amortization approach. For derivative instruments that are designated and qualify as a net investment hedge, the gain or loss is reported as a component of Other comprehensive income (loss) and recorded in Accumulated other comprehensive income (loss). The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated.
52 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

LEASES
At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The assessment is based on (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset.
All significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use (ROU) assets and lease liabilities are recognized at commencement. An ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short-term leases), and we recognize lease expense for these leases as incurred over the lease term.
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
PENSION BENEFITS
The Company presents net periodic pensions costs by disaggregating the service cost component of such costs and reports those costs in the same line item or items in the Consolidated Statement of Operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other non-service components of such costs are required to be presented separately from the service cost component.
The Company records the service cost component of Pension ongoing (income) expense in Costs of products and services sold and Selling, general and administrative expenses. The remaining components of costs within Pension ongoing (income) expense, primarily interest costs and assumed return on plan assets, are recorded in Other (income) expense. We recognize net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation (the corridor) annually in the fourth quarter each year (MTM Adjustment). The MTM Adjustment is also reported in Other (income) expense.
53 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

SALES RECOGNITION
Product and service sales are recognized when or as the Company transfers control of the promised products or services to its customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Service sales, principally representing repair, maintenance and engineering activities, are recognized over the contractual period or as services are rendered. Sales under long-term contracts with performance obligations satisfied over time are recognized using either an input or output method. We recognize revenue over time as we perform on these contracts because of the continuous transfer of control to the customer. With control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost input method of progress for our contracts because it best depicts the transfer of control to the customer that occurs as we incur costs. Under the cost-to-cost method, the extent of progress towards completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. We review our cost estimates on significant contracts on a periodic basis, or when circumstances change and warrant a modification to a previous estimate. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident, to the extent required.
The customer funding for costs incurred for nonrecurring engineering and development activities of our products under agreements with commercial customers is deferred and subsequently recognized as revenue as products are delivered to the customers. Additionally, expenses incurred, up to the customer agreed funded amount, are deferred as an asset and recognized as cost of sales when products are delivered to the customer. The deferred customer funding and costs result in recognition of deferred costs (asset) and deferred revenue (liability) on our Consolidated Balance Sheet. Capitalized contract fulfillment costs were approximately $1.3 billion and $1 billion as of December 31, 2020 and 2019. The amounts recognized as Cost of products and services sold were approximately $0.1 billion for the years ended December 31, 2020, 2019 and 2018.
Revenues for our mechanical service programs are recognized as performance obligations that are satisfied over time, with recognition reflecting a series of distinct services using the output method.
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
STOCK-BASED COMPENSATION PLANS
The principal awards issued under our stock-based compensation plans, which are described in Note 16 Stock-Based Compensation Plans, are non-qualified stock options and restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in Selling, general and administrative expenses. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates.
54 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

INCOME TAXES
Significant judgment is required in evaluating tax positions. We establish reserves for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum recognition threshold. The approach for evaluating certain and uncertain tax positions is defined by the authoritative guidance which determines when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various federal, state and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a change in estimate become known. During 2020, the Company revised the disclosure of deferred tax assets and deferred tax liabilities in Note 5 Income Taxes as of December 31, 2019, to present separately the deferred tax liability for Right-of-use assets of $159 million and the deferred tax asset for Lease liabilities of $167 million, which were previously reported net within the deferred tax liability for Property, plant and equipment. This had no other impact to our Consolidated Financial Statements. For additional information, see Note 5 Income Taxes.
EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.
ENVIRONMENTAL
The Company accrues costs related to environmental matters when it is probable that it has incurred a liability related to a contaminated site and the amount can be reasonably estimated. For additional information, see Note 20 Commitments and Contingencies.
ASBESTOS RELATED LIABILITIES AND INSURANCE RECOVERIES
The Company recognizes a liability for any asbestos related contingency that is probable of occurrence and reasonably estimable. In connection with the recognition of liabilities for asbestos related matters, we record asbestos related insurance recoveries that are deemed probable. For additional information, see Note 20 Commitments and Contingencies.
REIMBURSEMENT RECEIVABLES
In conjunction with the Garrett and Resideo spin-offs, the Company entered into reimbursement agreements under which Honeywell receives cash payments as reimbursement primarily for asbestos related liability payments related to the Bendix business in the U.S. (Garrett) and for net spending for environmental matters at certain sites as defined in the agreement (Resideo). Accordingly, the Company recorded receivables based on estimates of the underlying reimbursable Honeywell asbestos and environmental spend, and we monitor the recoverability of such receivables, which are subject to the terms of applicable credit agreements and general ability to pay. For Garrett, the Company established an allowance based on the developments associated with Garrett's Chapter 11 bankruptcy filing. See Note 20 Commitments and Contingencies for a discussion of the recognition and measurement of our reimbursement receivables, including the allowance established for Garrett.
55 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

NOTE 2. ACQUISITIONS AND DIVESTITURES
During 2020, the Company acquired businesses for an aggregate cost (net of cash and debt assumed) of approximately $261 million, which included the October 2020 acquisition of Rocky Research and the December 2020 acquisition of Sine Group. Rocky Research is a technology leader specializing in thermal, energy and power management solutions and is included within our Aerospace segment. Sine Group offers a Software-as-a-Service (SaaS) that handles visitor management, workplace and supply chain solutions and is included in the Honeywell Building Technologies segment. The preliminary determination of the assets and liabilities acquired with Rocky Research and Sine Group is included in the Consolidated Balance Sheet as of December 31, 2020, including $167 million allocated to goodwill, which is non-deductible for tax purposes. There were no significant divestitures during 2020.
On December 22, 2020, the Company agreed to acquire 100% of the outstanding stock of Sparta Systems from New Mountain Capital in an all-cash transaction for $1.3 billion. Sparta Systems is a leading provider of enterprise quality management software for the life sciences industry and is expected to further strengthen the Company's leadership in industrial automation, digital transformation solutions, and enterprise performance management software. The transaction is subject to regulatory review and approval and customary closing conditions. The transaction is expected to close in the first quarter of 2021 and the business will be reported within the Performance Materials and Technologies segment.
During 2019, there were no significant acquisitions or divestitures individually or in the aggregate.
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
On October 1, 2018, the Company completed the tax-free spin-off to Honeywell shareowners of its Transportation Systems business, part of Aerospace, into a standalone publicly-traded company, Garrett. On October 29, 2018, the Company completed the tax-free spin-off to Honeywell shareowners of its Homes and Global Distribution business, part of Home and Building Technologies (renamed Honeywell Building Technologies following the spin-off), into a standalone publicly-traded company, Resideo. The assets of approximately $5.5 billion, including approximately $2.8 billion of goodwill and net of recorded receivables, and liabilities of approximately $7.2 billion, associated with the spin-off entities were removed through Retained Earnings from the Company’s Consolidated Balance Sheet as of the effective date of the spin-off. The results of operations and cash flows are included in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows through the effective date of the spin-off. The Income before taxes attributable to the spin-off businesses were $0.4 billion for 2018.
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
In 2018, in connection with the spin-off, the Company entered into certain agreements with Resideo and Garrett to effect our legal and structural separation, including transition services agreements to provide certain administrative and other services for a limited time, and tax matters and indemnification and reimbursement agreements. For additional information, see Note 20 Commitments and Contingencies.
56 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

NOTE 3. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
The Company has a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following disaggregated revenue table and related discussions by operating segment for details.

	Years Ended December 31,
	2020	2019	2018
Aerospace
Commercial Aviation Original Equipment	$1,932	$2,997	$2,833
Commercial Aviation Aftermarket	3,786	5,731	5,373
Defense and Space	5,826	5,326	4,665
Transportation Systems	—	—	2,622
	11,544	14,054	15,493
Honeywell Building Technologies
Homes Products and Software	—	—	1,732
Distribution (ADI)	—	—	2,196
Products	2,995	3,314	2,953
Building Solutions	2,194	2,403	2,417
	5,189	5,717	9,298
Performance Materials and Technologies
UOP	2,177	2,890	2,845
Process Solutions	4,590	5,146	4,981
Specialty Products	1,075	1,062	1,134
Fluorine Products	1,581	1,736	1,714
	9,423	10,834	10,674
Safety and Productivity Solutions
Safety and Retail	2,414	2,215	2,278
Productivity Solutions and Services	1,256	1,270	1,540
Warehouse and Workflow Solutions	2,018	1,771	1,662
Sensing & Internet-of-Things (IoT)	793	848	857
	6,481	6,104	6,337
Net sales	$32,637	$36,709	$41,802

Aerospace – A global supplier of products, software and services for aircrafts that it sells to OEM and other customers in a variety of end markets including: air transport, regional, business and general aviation aircraft, airlines, aircraft operators and defense and space contractors. Aerospace products and services include auxiliary power units, propulsion engines, environmental control systems, integrated avionics, wireless connectivity services, electric power systems, engine controls, flight safety, communications, navigation hardware, data and software applications, radar and surveillance systems, aircraft lighting, management and technical services, advanced systems and instruments, satellite and space components, aircraft wheels and brakes, repair and overhaul services and thermal systems. Aerospace also provides spare parts, repair, overhaul and maintenance services (principally to aircraft operators) for the aftermarket. Honeywell Forge solutions are leveraged by our customers as tools to turn data into predictive maintenance and predictive analytics to enable better fleet management and make flight operations more efficient.
57 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

Honeywell Building Technologies – A global provider of products, software, solutions and technologies that enable building owners and occupants to ensure their facilities are safe, energy efficient, sustainable and productive. Honeywell Building Technologies products and services include advanced software applications for building control and optimization; sensors, switches, control systems and instruments for energy management; access control; video surveillance; fire products; remote patient monitoring systems; and installation, maintenance and upgrades of systems. Honeywell Forge solutions enable our customers to digitally manage buildings, connecting data from different assets to enable smart maintenance, improve building performance and even protect from incoming security threats.
Performance Materials and Technologies – A global provider in developing and manufacturing high-quality performance chemicals and materials, process technologies and automation solutions. The segment is comprised of Process Solutions, UOP and Advanced Materials. Process Solutions provides automation control, instrumentation, advanced software and related services for the oil and gas, refining, pulp and paper, industrial power generation, chemicals and petrochemicals, biofuels, life sciences, and metals, minerals and mining industries. Through its smart energy products, Process Solutions enables utilities and distribution companies to deploy advanced capabilities to improve operations, reliability and environmental sustainability. UOP provides process technology, products, including catalysts and adsorbents, equipment, and consulting services that enable customers to efficiently produce gasoline, diesel, jet fuel, petrochemicals and renewable fuels for the petroleum refining, gas processing, petrochemical, and other industries. Advanced Materials manufactures a wide variety of high-performance products, including materials used to manufacture end products such as bullet-resistant armor, nylon, computer chips and pharmaceutical packaging, and provides reduced and low global-warming-potential materials based on hydrofluoro-olefin technology. In the industrial environment, Honeywell Forge solutions enable integration and connectivity to provide a holistic view of operations and turn data into clear actions to maximize productivity and efficiency. Honeywell Forge's cybersecurity capabilities help identify risks and act on cyber-related incidents, together enabling improved operations and protecting processes, people and assets.
Safety and Productivity Solutions – A global provider of products and software that improve productivity, workplace safety and asset performance to customers around the globe. Safety products include PPE, apparel, gear, and footwear designed for work, play and outdoor activities; gas detection technology; and cloud-based notification and emergency messaging. Productivity Solutions products and services include mobile devices and software for computing, data collection and thermal printing; supply chain and warehouse automation equipment, software and solutions; custom-engineered sensors, switches and controls for sensing and productivity solutions; and software-based data and asset management productivity solutions. Honeywell Forge solutions digitally automate processes to improve efficiency while reducing downtime and safety costs.
For a summary by disaggregated product and services sales for each segment, refer to Note 23 Segment Financial Data.
The Company recognizes revenue arising from performance obligations outlined in contracts with its customers that are satisfied at a point in time and over time. The disaggregation of our revenue based off timing of recognition is as follows:

	Years Ended December 31,
	2020	2019	2018
Products, transferred point in time	61%	61%	67%
Products, transferred over time	15	14	12
Net product sales	76	75	79
Services, transferred point in time	8	9	7
Services, transferred over time	16	16	14
Net service sales	24	25	21
Net sales	100%	100%	100%
58 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

CONTRACT BALANCES
The Company records progress on satisfying performance obligations under contracts with customers and the related billings and cash collections are recorded on the Consolidated Balance Sheet in Accounts receivable—net and Other assets (unbilled receivables (contract assets) and billed receivables) and Accrued liabilities and Other liabilities (customer advances and deposits (contract liabilities)). Unbilled receivables (contract assets) arise when the timing of cash collected from customers differs from the timing of revenue recognition, such as when contract provisions require specific milestones to be met before a customer can be billed. Those assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. Contract liabilities are recorded when customers remit contractual cash payments in advance of us satisfying performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period of time. Contract liabilities are derecognized when revenue is recorded, either when a milestone is met triggering the contractual right to bill or when the performance obligation is satisfied.
Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.
The following table summarizes the Company's contract assets and liabilities balances:

	2020	2019
Contract assets—January 1	$1,602	$1,548
Contract assets—December 31	1,618	1,602
Change in contract assets—increase (decrease)	$16	$54
Contract liabilities—January 1	$(3,501)	$(3,378)
Contract liabilities—December 31	(4,033)	(3,501)
Change in contract liabilities—(increase) decrease	$(532)	$(123)
Net change	$(516)	$(69)

The net change in 2020 and 2019 was primarily driven by the receipt of advance payments from customers exceeding recognition of revenue as performance obligations were satisfied prior to billing. For the years ended December 31, 2020 and 2019, the Company recognized revenue of $1,709 million and $1,543 million that was previously included in the beginning balance of contract liabilities.
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
59 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

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
The following table outlines the Company's remaining performance obligations disaggregated by segment:

December 31, 2020
Aerospace	$9,493
Honeywell Building Technologies	5,924
Performance Materials and Technologies	6,704
Safety and Productivity Solutions	4,255
$26,376
Performance obligations recognized as of December 31, 2020 will be satisfied over the course of future periods. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 55% and 45%, respectively.
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
60 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

NOTE 4. REPOSITIONING AND OTHER CHARGES
A summary of repositioning and other charges follows:

	Years Ended December 31,
	2020	2019	2018
Severance	$475	$260	$289
Asset impairments	21	95	162
Exit costs	69	83	79
Reserve adjustments	(47)	(5)	(10)
Total net repositioning charge	518	433	520
Asbestos related litigation charges, net of insurance and reimbursements	50	42	163
Probable and reasonably estimable environmental liabilities, net of reimbursements	27	59	345
Other	(20)	12	63
Total net repositioning and other charges	$575	$546	$1,091
The following table summarizes the pre-tax distribution of total net repositioning and other charges by classification:

	Years Ended December 31,
	2020	2019	2018
Cost of products and services sold	$308	$276	$811
Selling, general and administrative expenses	267	270	239
Other (income) expense	—	—	41
	$575	$546	$1,091
The following table summarizes the pre-tax impact of total net repositioning and other charges by segment:

	Years Ended December 31,
	2020	2019	2018
Aerospace	$157	$33	$154
Honeywell Building Technologies	100	108	111
Performance Materials and Technologies	167	93	191
Safety and Productivity Solutions	41	71	133
Corporate	110	241	502
	$575	$546	$1,091
In 2020, the Company recognized repositioning charges totaling $565 million, including severance costs of $475 million related to workforce reductions of 14,159 manufacturing and administrative positions across our segments, with a majority of the workforce reductions in Aerospace and Performance Materials and Technologies. The workforce reductions primarily related to the Company aligning its cost structure with the slowdown in demand for many of its products and services due to the global recession, and with our productivity and ongoing functional transformation initiatives and to site consolidations and hub strategies. The repositioning charge included exit costs of $69 million primarily related to current period exit costs incurred for previously approved repositioning projects. Also, $47 million of previously established reserves, primarily for severance, were returned to income mainly as a result of higher attrition than anticipated in prior severance actions resulting in lower payments.
In 2019, the Company recognized repositioning charges totaling $438 million, including severance costs of $260 million related to workforce reductions of 5,336 manufacturing and administrative positions across our segments. The workforce reductions related to our productivity and ongoing functional transformation initiatives and to site transitions, mainly in Honeywell Building Technologies, as we transition manufacturing to more cost-effective
61 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

locations. The repositioning charge included asset impairments of $95 million largely related to a write down in connection with assets held for sale. The repositioning charge included exit costs of $83 million primarily related to current period exit costs incurred for previously approved repositioning projects, termination fees associated with the early cancellation of supply agreements for certain raw materials in Performance Materials and Technologies and Honeywell Building Technologies and for closure obligations associated with site transitions.
In 2018, the Company recognized repositioning charges totaling $530 million, including severance costs of $289 million related to workforce reductions of 6,486 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to planned site closures, mainly in Safety and Productivity Solutions, Performance Materials and Technologies and Honeywell Building Technologies, as we transition manufacturing sites to more cost-effective locations. The workforce reductions were also related to our productivity and ongoing functional transformation initiatives. The repositioning charge included asset impairments of $162 million mainly related to manufacturing plant and equipment associated with planned site closures. Asset impairments also included the write-down of a legacy property in Corporate in connection with its planned disposition and the write-off of certain capitalized assets in Corporate. The repositioning charge included exit costs of $79 million primarily related to a termination fee associated with the early cancellation of a supply agreement for certain raw materials in Performance Materials and Technologies and for closure obligations associated with planned site closures.
The following table summarizes the status of the Company's total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2017	$442	$—	$71	$513
Charges	289	162	79	530
Usage—cash	(218)	—	(67)	(285)
Usage—noncash	—	(163)	—	(163)
Divestitures	(11)	—	(3)	(14)
Adjustments	(8)	1	(3)	(10)
Foreign currency translation	(5)	—	—	(5)
Balance at December 31, 2018	489	—	77	566
Charges	260	95	83	438
Usage—cash	(186)	—	(63)	(249)
Usage—noncash	—	(100)	—	(100)
Divestitures	—	—	—	—
Adjustments	(8)	5	(2)	(5)
Foreign currency translation	—	—	1	1
Balance at December 31, 2019	555	—	96	651
Charges	475	21	69	565
Usage—cash	(474)	—	(90)	(564)
Usage—noncash	—	(21)	—	(21)
Divestitures	—	—	—	—
Adjustments	(44)	—	(3)	(47)
Foreign currency translation	15	—	2	17
Balance at December 31, 2020	$527	$—	$74	$601

Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in 2020, 2019 and 2018 were not significant.
In 2018, the other charge of $63 million mainly relates to reserves taken due to the required wind-down of the Company's activities in Iran and the evaluation of potential resolution of a certain legal matter.
62 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

NOTE 5. INCOME TAXES
INCOME BEFORE TAXES

	Years Ended December 31,
	2020	2019	2018
U.S.	$3,318	$4,178	$2,919
Non-U.S.	2,694	3,381	4,568
	$6,012	$7,559	$7,487

TAX EXPENSE (BENEFIT)

	Years Ended December 31,
	2020	2019	2018
Tax expense (benefit) consists of
Current:
U.S. Federal	$475	$8	$(21)
U.S. State	79	43	89
Non-U.S.	768	1,099	1,177
	$1,322	$1,150	$1,245
Deferred:
U.S. Federal	$234	$332	$396
U.S. State	39	63	8
Non-U.S.	(448)	(216)	(990)
	(175)	179	(586)
	$1,147	$1,329	$659

	Years Ended December 31,
	2020	2019	2018
The U.S. federal statutory income tax rate is reconciled to our effective income tax rate as follows:
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Taxes on non-U.S. earnings(1)(2)	(0.8)	(0.5)	0.2
U.S. state income taxes(1)	1.3	1.1	1.6
Reserves for tax contingencies	(2.6)	2.0	0.3
Employee share-based payments	(1.2)	(1.2)	(0.7)
Reduction of certain receivables	2.0	—	—
U.S. Tax Cuts and Jobs Act	—	(3.6)	(5.8)
Reduction of taxes on unremitted earnings	—	—	(14.2)
Separation tax costs	—	—	5.5
All other items—net	(0.6)	(1.2)	0.9
	19.1%	17.6%	8.8%
(1)Net of changes in valuation allowance
(2)Includes U.S. taxes on non-U.S. earnings
63 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

The effective tax rate increased by 1.5 percentage points in 2020 compared to 2019. The increase was primarily attributable to accrued withholding taxes related to unremitted foreign earnings and non-cash charges related to the reduction of the aggregate carrying value of certain receivables with no corresponding tax benefit, offset by the favorable resolution of a foreign tax matter related to the previously completed spin-off transactions, tax impact of restructuring, tax law changes in India, and the resolution of certain U.S. tax matters. The Company’s non-U.S. effective tax rate was 11.9%, a decrease of approximately 14.2 percentage points compared to 2019. The decrease in the foreign effective tax rate was primarily attributable to the favorable resolution of a foreign tax matter related to the previously completed spin-off transactions, tax impact of restructuring, and tax law changes in India offset by accrued withholding taxes related to unremitted foreign earnings.
The effective tax rate increased by 8.8 percentage points in 2019 compared to 2018. The increase was primarily attributable to a lower income tax benefit resulting from revised guidance related to the U.S. Tax Cuts and Jobs Act and internal restructuring initiatives that resulted in a $281 million reduction of accrued withholding taxes related to unremitted foreign earnings when compared to the prior year. The Company’s non-U.S. effective tax rate was 26.1%, an increase of approximately 22.0 percentage points compared to 2018. The increase in the foreign effective tax rate was primarily attributable to a lower income tax benefit related to the Company’s internal restructuring initiatives when compared to the prior year.
DEFERRED TAX ASSETS (LIABILITIES)
The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

Deferred tax assets:	December 31,
	2020	2019
Postretirement benefits other than pensions	$85	$111
Asbestos and environmental	508	531
Employee compensation and benefits	180	205
Lease liabilities	197	167
Other accruals and reserves	110	279
Net operating and capital losses	779	652
Tax credit carryforwards	219	246
Gross deferred tax assets	2,078	2,191
Valuation allowance	(766)	(656)
Total deferred tax assets	$1,312	$1,535
Deferred tax liabilities:
Pension	$(548)	$(469)
Property, plant and equipment	(437)	(477)
Right-of-use asset	(184)	(159)
Intangibles	(898)	(1,296)
Unremitted earnings of foreign subsidiaries	(398)	(419)
Other asset basis differences	(169)	(136)
Other	(31)	(163)
Total deferred tax liabilities	(2,665)	(3,119)
Net deferred tax liability	$(1,353)	$(1,584)

64 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

The Company's gross deferred tax assets include $872 million related to non-U.S. operations comprised principally of net operating losses, capital loss and tax credit carryforwards (mainly in Canada, France, Germany, Luxembourg and the United Kingdom) and deductible temporary differences. We maintain a valuation allowance of $758 million against a portion of the non-U.S. gross deferred tax assets. The change in the valuation allowance resulted in an increase of $105 million, a decrease of $23 million and an increase of $57 million to income tax expense in 2020, 2019 and 2018. In the event we determine that we will not be able to realize our net deferred tax assets in the future, we will reduce such amounts through an increase to income tax expense in the period such determination is made. Conversely, if we determine that we will be able to realize net deferred tax assets in excess of the carrying amounts, we will decrease the recorded valuation allowance through a reduction to income tax expense in the period that such determination is made.
As of December 31, 2020, the Company recorded a $398 million deferred tax liability on all our unremitted foreign earnings based on estimated earnings and profits of approximately $22.4 billion as of the balance sheet date.
As of December 31, 2020, the Company's net operating loss, capital loss and tax credit carryforwards were as follows:

Jurisdiction	Expiration Period	Net Operating and Capital Loss Carryforwards	Tax Credit Carryforwards
U.S. Federal	2040	$24	$92
U.S. State	2040	382	21
Non-U.S.	2040	314	111
Non-U.S.	Indefinite	2,532	—
		$3,252	$224

Many jurisdictions impose limitations on the timing and utilization of net operating loss and tax credit carryforwards. In those instances, whereby there is an expected permanent limitation on the utilization of the net operating loss or tax credit carryforward, the deferred tax asset and amount of the carryforward have been reduced.

	Years Ended December 31,
	2020	2019	2018
Change in unrecognized tax benefits:
Balance at beginning of year	$1,164	$1,089	$947
Gross increases related to current period tax positions	94	51	370
Gross increases related to prior periods tax positions	68	83	82
Gross decreases related to prior periods tax positions	(256)	(34)	(201)
Decrease related to resolutions of audits with tax authorities	(35)	(3)	(40)
Expiration of the statute of limitations for the assessment of taxes	(76)	(13)	(50)
Foreign currency translation	32	(9)	(19)
Balance at end of year	$991	$1,164	$1,089

As of December 31, 2020, 2019 and 2018, there were $991 million, $1,164 million, and $1,089 million of unrecognized tax benefits that if recognized would be recorded as a component of Tax expense.
65 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

The following table summarizes tax years that remain subject to examination by major tax jurisdictions as of December 31, 2020:

Jurisdiction	Open Tax Years Based on Originally Filed Returns
	Examination in progress	Examination not yet initiated
U.S. Federal	2017 - 2018	2019 - 2020
U.S. State	2011 - 2019	2016 - 2019
Australia	N/A	2017 - 2020
Canada(1)	2015 - 2018	2019 - 2020
China	2010 - 2019	2020
France	2017 - 2019	2020
Germany(1)	2008 - 2018	2019 - 2020
India	1999 - 2018	2019 - 2020
Italy	2012 - 2017	2018 - 2020
Netherlands	2016 - 2017	2018 - 2020
Switzerland(1)	2015 - 2018	2019 - 2020
United Kingdom	2013 - 2018	2019 - 2020
(1)Includes provincial or similar local jurisdictions, as applicable.
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
Unrecognized tax benefits for examinations in progress were $556 million, $413 million and $304 million, as of December 31, 2020, 2019 and 2018. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax expense in the Consolidated Statement of Operations and totaled $80 million, $73 million and $45 million for the years ended December 31, 2020, 2019 and 2018. Accrued interest and penalties were $507 million, $487 million and $426 million, as of December 31, 2020, 2019 and 2018.
NOTE 6. ACCOUNTS RECEIVABLE

	December 31,
	2020	2019
Trade	$7,029	$7,639
Less—Allowance for doubtful accounts	(202)	(146)
	$6,827	$7,493
Trade Receivables includes $1,589 million and $1,586 million of unbilled balances under long-term contracts as of December 31, 2020 and 2019. These amounts are billed in accordance with the terms of customer contracts to which they relate.
66 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

NOTE 7. INVENTORIES

	December 31,
	2020	2019
Raw materials	$1,079	$1,056
Work in process	798	817
Finished products	2,612	2,593
	4,489	4,466
Reduction to LIFO cost basis	—	(45)
	$4,489	$4,421
During the third quarter of 2020, the Company changed the method of valuing inventory from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method for inventories within our Performance Materials and Technologies segment not previously valued using FIFO. The Company believes the FIFO method is preferable and better reflects the current value of inventory reported in the Consolidated Balance Sheet. The cumulative effect of this change in accounting principle was $7 million and was recorded as a reduction to Cost of products sold for the year ended December 31, 2020. The inventories subject to this change totaled approximately 6% of consolidated inventories at the time of this change. This change was not material to the Consolidated Financial Statements, and therefore prior periods were not adjusted retrospectively. Inventories valued at LIFO amounted to $292 million at December 31, 2019. Had such LIFO inventories been valued at current costs, the carrying values would have been approximately $45 million higher at December 31, 2019. There are no remaining inventories valued at LIFO.
NOTE 8. PROPERTY, PLANT AND EQUIPMENT—NET

	December 31,
	2020	2019
Land and improvements	$259	$251
Machinery and equipment	10,008	9,586
Buildings and improvements	3,245	3,152
Construction in progress	825	724
	14,337	13,713
Less—Accumulated depreciation	(8,767)	(8,388)
	$5,570	$5,325
Depreciation expense was $644 million, $673 million and $721 million for the years ended December 31, 2020, 2019 and 2018.

67 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS—NET
The following table summarizes the change in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 by segment.

	December 31, 2019	Acquisitions/ Divestitures	Currency Translation Adjustment	December 31, 2020
Aerospace	$2,266	$105	$7	$2,378
Honeywell Building Technologies	3,215	62	108	3,385
Performance Materials and Technologies	5,105	—	150	5,255
Safety and Productivity Solutions	4,977	—	63	5,040
	$15,563	$167	$328	$16,058
Other intangible assets are comprised of:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Determinable life intangibles:
Patents and technology	$2,159	$(1,595)	$564	$2,060	$(1,481)	$579
Customer relationships	3,889	(2,050)	1,839	3,769	(1,766)	2,003
Trademarks	327	(247)	80	317	(228)	89
Other	298	(267)	31	297	(262)	35
	6,673	(4,159)	2,514	6,443	(3,737)	2,706
Indefinite life intangibles:
Trademarks	1,046	—	1,046	1,028	—	1,028
	$7,719	$(4,159)	$3,560	$7,471	$(3,737)	$3,734
Intangible assets amortization expense was $358 million, $415 million and $395 million for the years ended December 31, 2020, 2019 and 2018. Estimated intangible asset amortization expense for each of the next five years approximates $335 million in 2021, $311 million in 2022, $272 million in 2023, $250 million in 2024 and $239 million in 2025.
68 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

NOTE 10. LONG-TERM DEBT AND CREDIT AGREEMENTS

	December 31,
	2020	2019
0.65% Euro notes due 2020	$—	$1,123
4.25% notes due 2021	800	800
1.85% notes due 2021	1,500	1,500
0.483% notes due 2022	2,500	—
2.15% notes due 2022	600	600
Floating rate notes due 2022	1,100	600
1.30% Euro notes due 2023	1,534	1,404
3.35% notes due 2023	300	300
0.00% Euro notes due 2024	614	—
2.30% notes due 2024	750	750
1.35% notes due 2025	1,250	—
2.50% notes due 2026	1,500	1,500
2.25% Euro notes due 2028	920	842
2.70% notes due 2029	750	750
1.95% notes due 2030	1,000	—
0.75% Euro notes due 2032	614	—
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
2.80% notes due 2050	750	—
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 8.9% weighted average interest rate maturing at various dates through 2025	266	278
	18,787	12,486
Less-current portion	(2,445)	(1,376)
	$16,342	$11,110
69 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

The schedule of principal payments on long-term debt is as follows:

December 31, 2020
2021	$2,445
2022	4,240
2023	1,862
2024	1,392
2025	1,255
Thereafter	7,593
18,787
Less-current portion	(2,445)
$16,342
On August 19, 2020, the Company issued $2.5 billion 0.483% Senior Notes due 2022 and $500 million Floating Rate Senior Notes due 2022 (collectively, the 2022 Callable Notes). The $500 million Floating Rate Senior Notes due 2022 were issued at a variable interest rate equal to the three-month LIBOR plus the applicable margin of 0.23%. The Company may redeem the 2022 fixed rate notes at any time, in whole or in part, at the Company's option. The Company may redeem the 2022 floating rate notes at any time, in whole or in part, on or after August 19, 2021. The 2022 Callable Notes resulted in gross proceeds of $3.0 billion, offset by $10 million in discount and closing costs related to the offering. The Company used the proceeds of the offering to repay $3.0 billion of borrowings under the Term Loan Agreement (defined below).
On May 18, 2020, the Company issued $1.25 billion 1.35% Senior Notes due 2025, $1.0 billion 1.95% Senior Notes due 2030, and $750 million 2.80% Senior Notes due 2050 (collectively, the 2020 Notes) to replace and, accordingly, permanently reduce $3.0 billion of undrawn commitments under the Term Loan Agreement, referenced below. The Company may redeem the 2020 Notes at any time, in whole or in part, at the Company's option. The offering provided gross proceeds of $3.0 billion, offset by $27 million in discount and closing costs related to the offering.
On March 10, 2020, the Company issued €500 million 0.00% Senior Notes due 2024 and €500 million 0.75% Senior Notes due 2032 (collectively, the 2020 Euro Notes). The offering provided gross proceeds of $1.1 billion, offset by $9 million in discount and closing costs related to the offering.
The 2022 Callable Notes, 2020 Notes, and 2020 Euro Notes are senior unsecured and unsubordinated obligations of the Company and rank equally with each other and with all of the Company's existing and future senior unsecured debt and senior to all of the Company's subordinated debt.
On April 10, 2020, the Company entered into a $1.5 billion 364-Day Credit Agreement (the 364-Day Credit Agreement) with a syndicate of banks. This 364-Day Credit Agreement is maintained for general corporate purposes. The 364-Day Credit Agreement replaced the previous 364-day credit agreement dated as of April 26, 2019, which was terminated on April 10, 2020.
On March 26, 2020, the Company entered into a Delayed Draw Term Loan Agreement (the Term Loan Agreement) with a syndicate of banks. The Term Loan Agreement provided for a two-year, delayed draw term loan facility in the aggregate principal amount of $6.0 billion. Effective May 22, 2020, the Company permanently reduced the undrawn commitments under the Term Loan Agreement by an aggregate amount of $3.0 billion. On June 24, 2020, the Company drew on the remaining $3.0 billion of commitments under the Term Loan Agreement at a variable interest rate equal to the one-month LIBOR plus the applicable margin of 1.25%. The draw provided gross proceeds of $3.0 billion, offset by $7 million in closing costs related to the borrowing. On August 20, 2020, the Company prepaid the outstanding principal amount of $3.0 billion, using the proceeds from the offering of the 2022 Callable Notes.
On February 21, 2020, the Company paid its 0.65% Euro notes due 2020.
On April 26, 2019, the Company entered into a $4.0 billion Five Year Credit Agreement (the 5-Year Credit Agreement) with a syndicate of banks, dated April 26, 2019. This 5-Year Credit Agreement is maintained for general corporate purposes. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion.
70 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

As of December 31, 2020, there were no outstanding borrowings under the 364-Day Credit Agreement, Term Loan Agreement, or 5-Year Credit Agreement.
NOTE 11. LEASES
A significant portion of the Company's operating and finance lease portfolio includes corporate offices, research and development facilities, manufacturing sites, information technology equipment, and automobiles. The majority of our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more. Operating lease ROU assets are included in Other assets. The current portion of operating lease liabilities are included in Accrued liabilities, and the non-current portion of operating lease liabilities are included in Other liabilities on the Consolidated Balance Sheet. Finance lease ROU assets are included in Property, plant and equipment—net. The current portion of finance lease liabilities are included in Current maturities of long-term debt, and the non-current portion of finance lease liabilities are included in Long-term debt on the Consolidated Balance Sheet.

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

	Years Ended December 31,
	2020	2019
Operating lease cost	$214	$222
Variable lease cost	18	27
Short-term lease cost	17	12
Finance lease cost:
Amortization of right-of-use assets	69	65
Interest on lease liability	27	30
Total finance lease cost	96	95
Total lease cost	$345	$356
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$206	$224
Operating cash flows for finance leases	32	32
Financing cash flows for finance leases	65	61
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$245	$179
Finance leases	27	34
71 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2020	2019
Operating leases
Other assets	$773	$673
Accrued liabilities	187	171
Other liabilities	641	534
Total operating lease liabilities	$828	$705
Finance leases
Property, plant and equipment	$357	$361
Accumulated depreciation	(180)	(152)
Property, plant and equipment—net	$177	$209
Current maturities of long-term debt	60	59
Long-term debt	124	156
Total finance lease liabilities	$184	$215
Weighted-average remaining lease term
Operating leases	7 years	6 years
Finance leases	3 years	4 years
Weighted-average discount rate
Operating leases	2.9%	3.3%
Finance leases	16.3%	16.2%
As of December 31, 2020, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2021	$204	$83
2022	169	63
2023	137	46
2024	103	40
2025	69	13
Thereafter	231	—
Total lease payments	913	245
Less-interest	(85)	(61)
Total	$828	$184

NOTE 12. DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
DERIVATIVES AND HEDGING ACTIVITIES
The Company uses derivative financial instruments to manage its risks related to interest rates and foreign currency exchange rate fluctuations. Derivative financial instruments are not used for trading or other speculative purposes. To qualify as a hedge, derivative financial instruments must be evaluated for hedge effectiveness at the inception of the contract and designated as a hedge. Changes in fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception and over the life of the hedge contract.
72 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

FOREIGN CURRENCY RISK MANAGEMENT
The Company operates a global business in a wide variety of foreign currencies. Our exposure to market risk for changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and transactions arising from international trade. The Company's objective is to preserve the U.S. Dollar value of foreign currency denominated cash flows and earnings. The Company monitors its collective foreign currency exposure and enters into foreign currency exchange forward and option contracts (foreign currency exchange contracts) with third parties, when necessary, to minimize the impact of changes in foreign currency exchange rates.
The Company has monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (income) expense. We use foreign currency exchange contracts to hedge our foreign currency exposure. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. The Company uses foreign currency contracts to hedge forecasted sales and purchases, which are denominated in non-functional currencies. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of these foreign currency exchange contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. As of December 31, 2020 and 2019, the Company held contracts with notional amounts of $16,123 million and $12,746 million to exchange foreign currencies, principally the U.S. Dollar, Euro, Canadian Dollar, British Pound, Swiss Franc, Mexican Peso, Chinese Renminbi, Indian Rupee, and Malaysian Ringgit.
The Company also designates certain foreign currency debt and derivative contracts as hedges against portions of its net investment in foreign operations. Gains or losses of the foreign currency debt and derivative contracts designated as net investment hedges are recorded in the same manner as foreign currency translation adjustments.
INTEREST RATE RISK MANAGEMENT
Financial instruments, including derivatives, expose the Company to market risk related to changes in interest rates. The Company uses a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to convert the interest rate mix of our total debt portfolio and related overall cost of borrowing.
CREDIT RISK MANAGEMENT
The Company continues to monitor the creditworthiness of its counterparties to mitigate the risk of nonperformance. Financial instruments, including derivatives, expose the Company to counterparty credit risk. In addition, the Company grants credit terms to its customers in the normal course of business. The terms and conditions of our credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. Our sales are not materially dependent on a single customer or a small group of customers.
73 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

DERIVATIVE AND HEDGING INSTRUMENTS
The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheet as of December 31, 2020 and 2019:

	Notional		Fair Value Asset		Fair Value (Liability)
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Derivatives in Fair Value Hedging Relationships:
Interest rate swap agreements	$3,950	$3,950	$194	$38	$—	$(13)
Derivatives in Cash Flow Hedging Relationships:
Foreign currency exchange contracts	488	3,340	65	218	(58)	(16)
Derivatives in Net Investment Hedging Relationships:
Foreign currency exchange contracts	806	866	45	71	(1)	—
Cross currency swap agreements	1,200	1,200	—	51	(50)	—
Total Derivatives Designated as Hedging Instruments	6,444	9,356	304	378	(109)	(29)
Derivatives Not Designated as Hedging Instruments:
Foreign currency exchange contracts	14,829	8,540	92	2	(91)	(5)
Total Derivatives at Fair Value	$21,273	$17,896	$396	$380	$(200)	$(34)
All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Accrued liabilities or Other liabilities. As of December 31, 2020, cash collateral received that has not been offset against our derivatives of $34 million was recorded in Accrued liabilities and Other assets.
In addition to the foreign currency derivative contracts designated as net investment hedges, certain of the Company's foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $4,414 million and $6,882 million as of December 31, 2020 and 2019.
Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Gains and losses on interest rate swap agreements recognized in earnings were $169 million of income, $70 million of income and $37 million of expense for the years ended December 31, 2020, 2019 and 2018. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.
The following table sets forth the amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

Line in the Consolidated Balance Sheet of Hedged Item	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Long-term debt	$4,144	$3,975	$194	$25
74 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

The following tables summarize the location and impact to the Consolidated Statement of Operations related to derivative instruments:

	Year Ended December 31, 2020
	Revenue	Cost of Products and Services Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$32,637	$22,169	$4,772	$(675)	$359
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	(3)	54	(4)	28	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	13	—	29	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged items	—	—	—	—	(169)
Derivatives designated as hedges	—	—	—	—	169
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	18
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	(166)	—

75 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Year Ended December 31, 2019
	Revenue	Cost of Products and Services Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$36,709	$24,339	$5,519	$(1,065)	$357
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	3	44	1	73	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	22	—	35	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged items	—	—	—	—	(70)
Derivatives designated as hedges	—	—	—	—	70
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	19
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	106	—
As of December 31, 2020, the Company estimates that approximately $8 million of net derivative gains related to its cash flow hedges included in Accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.
The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

Derivatives Net Investment Hedging Relationships	Years Ended December 31,
	2020	2019
Euro-denominated long-term debt	$(256)	$68
Euro-denominated commercial paper	(8)	71
Cross currency swap	(109)	32
Foreign currency exchange contracts	(94)	23

76 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

NOTE 13. FAIR VALUE MEASUREMENTS
The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy.
•Level 1 - Inputs are based on quoted prices in active markets for identical assets and liabilities.
•Level 2 - Inputs are based on observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.
•Level 3 - One or more inputs are unobservable and significant.
Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Assets:
Foreign currency exchange contracts	$202	$291
Available for sale investments	1,118	1,523
Interest rate swap agreements	194	38
Cross currency swap agreements	—	51
Liabilities:
Foreign currency exchange contracts	$150	$21
Interest rate swap agreements	—	13
Cross currency swap agreements	50	—
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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Long-term receivables	$137	$132	$129	$127
Liabilities:
Long-term debt and related current maturities	$18,787	$20,176	$12,486	$13,578

77 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

NOTE 14. ACCRUED LIABILITIES

	December 31,
	2020	2019
Customer advances and deferred income	$2,932	$2,490
Compensation, benefit and other employee related	1,244	1,551
Repositioning	601	640
Asbestos related liabilities	300	361
Income taxes	307	253
Other taxes	281	239
Environmental costs	225	222
Operating lease liabilities	187	171
Product warranties and performance guarantees	183	213
Insurance	140	143
Accrued interest	102	91
Other (primarily operating expenses)	903	1,102
	$7,405	$7,476

NOTE 15. OTHER LIABILITIES

	December 31,
	2020	2019
Income taxes	$2,009	$2,115
Pension and other employee related	1,923	1,873
Deferred income	1,356	1,310
Operating lease liabilities	641	534
Environmental	435	487
Insurance	280	247
Product warranties and performance guarantees	60	56
Asset retirement obligations	31	61
Other	240	83
	$6,975	$6,766

78 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

NOTE 16. STOCK-BASED COMPENSATION PLANS
The 2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (2016 Plan) and 2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. (2016 Directors Plan) were both approved by the shareowners at the Annual Meeting of Shareowners effective on April 25, 2016. At December 31, 2020, there were 34,104,522, and 832,309 shares of Honeywell common stock available for future grants under terms of the 2016 Plan and 2016 Directors Plan, respectively.
STOCK OPTIONS
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
The following table summarizes the impact to the Consolidated Statement of Operations from stock options:

	Years Ended December 31,
	2020	2019	2018
Compensation expense	$50	$47	$64
Future income tax benefit recognized	10	10	13
The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost.

	Years Ended December 31,
	2020	2019	2018
Weighted average fair value per share of options granted during the year(1)	$21.30	$21.57	$23.63
Assumptions:
Expected annual dividend yield	2.59%	2.65%	2.49%
Expected volatility	18.76%	18.40%	18.93%
Risk-free rate of return	1.32%	2.46%	2.71%
Expected option term (years)	4.62	4.87	4.95
(1)Estimated on date of grant using Black-Scholes option-pricing model.
79 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

The following table summarizes information about stock option activity for the three years ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	23,409,293	$94.16
Spin related adjustment(1)	989,158
Granted	3,303,722	148.48
Exercised	(3,399,375)	78.29
Lapsed or canceled	(1,824,217)	123.01
Outstanding at December 31, 2018	22,478,581	97.83
Granted	3,136,058	155.43
Exercised	(5,897,060)	84.31
Lapsed or canceled	(986,017)	136.15
Outstanding at December 31, 2019	18,731,562	109.87
Granted	3,192,693	176.93
Exercised	(4,424,754)	88.96
Lapsed or canceled	(930,972)	156.62
Outstanding at December 31, 2020	16,568,529	$125.75
Vested and expected to vest at December 31, 2020(2)	15,442,367	$122.63
Exercisable at December 31, 2020	10,120,793	$103.89
(1)Additional options granted to offset the dilutive impact of the spin-offs on outstanding options.
(2)Represents the sum of vested options of 10.1 million and expected to vest options of 5.3 million. Expected to vest options are derived by applying the pre-vesting forfeiture rate assumption to total outstanding unvested options of 6.4 million.
The following table summarizes information about stock options outstanding and exercisable at December 31, 2020:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted Average Life(1)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$27.00–$64.99	236,938	1	$56.58	$37	236,938	$56.58	$37
$65.00–$89.99	2,541,403	2.7	78.96	340	2,541,403	78.96	340
$90.00–$99.99	3,980,975	4.68	98.80	453	3,980,975	98.80	453
$100.00–$134.99	2,892,011	6.78	119.58	270	1,985,364	118.64	187
$135.00–$180.99	6,917,202	8.34	163.40	341	1,376,113	151.53	84
	16,568,529	6.22	$125.75	$1,441	10,120,793	$103.89	$1,101
(1)Average remaining contractual life in years.
There were 11,620,992 and 14,073,120 options exercisable at weighted average exercise prices of $92.19 and $83.42 at December 31, 2019 and 2018.

80 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

The following table summarizes the financial statement impact from stock options exercised:

Options Exercised	Years Ended December 31,
	2020	2019	2018
Intrinsic value(1)	$379	$483	$238
Tax benefit realized	84	117	47
(1)Represents the amount by which the stock price exceeded the exercise price of the options on the date of exercise.
At December 31, 2020, there was $88 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.46 years. The total fair value of options vested for the years ended December 31, 2020, 2019 and 2018 was $55 million, $61 million and $73 million.
RESTRICTED STOCK UNITS
Restricted stock unit (RSU) awards entitle the holder to receive one share of common stock for each unit when the units vest. RSUs are issued to certain key employees and directors as compensation at fair market value at the date of grant. RSUs generally become fully vested over periods ranging from three to six years and are payable in Honeywell common stock upon vesting.
The following table summarizes information about RSU activity for the three years ended December 31, 2020:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2017	3,946,827	$108.60
Spin related adjustment(1)	154,346
Granted	1,360,338	153.46
Vested	(988,787)	91.68
Forfeited	(814,851)	117.40
Non-vested at December 31, 2018	3,657,873	125.35
Granted	1,200,202	162.43
Vested	(1,160,333)	104.32
Forfeited	(457,677)	134.50
Non-vested at December 31, 2019	3,240,065	143.07
Granted	1,551,675	158.52
Vested	(1,001,101)	117.84
Forfeited	(394,116)	145.42
Non-vested at December 31, 2020	3,396,523	$148.23
(1)Additional RSU grants to offset the dilutive impact of the spin-offs on non-vested RSUs.
As of December 31, 2020, there was approximately $290 million of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 3.30 years.
The following table summarizes the impact to the Consolidated Statement of Operations from RSUs:

	Years Ended December 31,
	2020	2019	2018
Compensation expense	$118	$106	$111
Future income tax benefit recognized	24	21	21

81 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

NOTE 17. EARNINGS PER SHARE
The details of the earnings per share calculations for the years ended December 31, 2020, 2019 and 2018 are as follows (shares in millions):

Basic	Years Ended December 31,
	2020	2019	2018
Net income attributable to Honeywell	$4,779	$6,143	$6,765
Weighted average shares outstanding	704.1	721.0	743.0
Earnings per share of common stock	$6.79	$8.52	$9.10

Assuming Dilution	Years Ended December 31,
	2020	2019	2018
Net income attributable to Honeywell	$4,779	$6,143	$6,765
Average Shares
Weighted average shares outstanding	704.1	721.0	743.0
Dilutive securities issuable—stock plans	7.1	9.3	10.0
Total weighted average diluted shares outstanding	711.2	730.3	753.0
Earnings per share of common stock—assuming dilution	$6.72	$8.41	$8.98
The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. In 2020, 2019 and 2018 the weighted number of stock options excluded from the computations were 5.5 million, 2.5 million and 2.5 million. These stock options were outstanding at the end of each of the respective periods.
NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss) are provided in the tables below. Comprehensive income (loss) attributable to noncontrolling interest consists predominantly of net income.

	Pre-tax	Tax	After-Tax
Year Ended December 31, 2020
Foreign exchange translation adjustment	$(214)	$—	$(214)
Pensions and other postretirement benefit adjustments	76	(2)	74
Changes in fair value of available for sale investments	4	—	4
Changes in fair value of designated cash flow hedges	(61)	17	(44)
	$(195)	$15	$(180)
Year Ended December 31, 2019
Foreign exchange translation adjustment	$143	$—	$143
Pensions and other postretirement benefit adjustments	115	(29)	86
Changes in fair value of designated cash flow hedges	20	(9)	11
	$278	$(38)	$240
Year Ended December 31, 2018
Foreign exchange translation adjustment	$(728)	$—	$(728)
Pensions and other postretirement benefit adjustments	(727)	168	(559)
Changes in fair value of designated cash flow hedges	102	(17)	85
	$(1,353)	$151	$(1,202)
82 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	December 31,
	2020	2019
Cumulative foreign exchange translation adjustment	$(2,780)	$(2,566)
Pensions and other postretirement benefit adjustments	(601)	(675)
Changes in fair value of available for sale investments	4	—
Changes in fair value of designated cash flow hedges	—	44
	$(3,377)	$(3,197)
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2018	$(2,709)	$(761)	$—	$33	$(3,437)
Other comprehensive income (loss) before reclassifications	156	149	—	103	408
Amounts reclassified from accumulated other comprehensive income	(13)	(63)	—	(92)	(168)
Net current period other comprehensive income (loss)	143	86	—	11	240
Balance at December 31, 2019	$(2,566)	$(675)	$—	$44	$(3,197)
Other comprehensive income (loss) before reclassifications	(201)	115	4	10	(72)
Amounts reclassified from accumulated other comprehensive income	(13)	(41)	—	(54)	(108)
Net current period other comprehensive income (loss)	(214)	74	4	(44)	(180)
Balance at December 31, 2020	$(2,780)	$(601)	$4	$—	$(3,377)
83 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2020
	Affected Line in the Consolidated Statement of Operations
	Product Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Admin. Expenses	Other (Income) Expense	Interest and Other Financial Charges	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$—	$—	$—	$57	$—	$57
Prior service (credit) recognized	—	—	—	—	(108)	—	(108)
Losses (gains) on cash flow hedges	3	(43)	(11)	4	(28)	—	(75)
Losses (gains) on excluded component of net investment hedges	—	—	—	—	—	(18)	(18)
Total before tax	$3	$(43)	$(11)	$4	$(79)	$(18)	$(144)
Tax expense (benefit)							36
Total reclassifications for the period, net of tax							$(108)

	Year Ended December 31, 2019
	Affected Line in the Consolidated Statement of Operations
	Product Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Admin. Expenses	Other (Income) Expense	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$—	$—	$—	$135	$135
Prior service (credit) recognized	—	—	—	—	(104)	(104)
Losses (gains) on cash flow hedges	(3)	(35)	(9)	(1)	(73)	(121)
Losses (gains) on excluded component of net investment hedges	—	—	—	—	(19)	(19)
Total before tax	$(3)	$(35)	$(9)	$(1)	$(61)	$(109)
Tax expense (benefit)						(59)
Total reclassifications for the period, net of tax						$(168)

84 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

NOTE 19. CAPITAL STOCK
The Company is authorized to issue up to 2,000,000,000 shares of common stock, with a par value of $1. Common shareowners are entitled to receive such dividends as may be declared by the Board of Directors, are entitled to one vote per share, and are entitled, in the event of liquidation, to share ratably in all the assets of the Company which are available for distribution to the common shareowners. Common shareowners do not have preemptive or conversion rights. Shares of common stock issued and outstanding or held in the treasury are not liable to further calls or assessments. There are no restrictions on the Company relative to dividends or the repurchase or redemption of common stock.
In April 2019, the Board of Directors authorized the repurchase of up to a total of $10.0 billion of Honeywell common stock. Approximately $3.3 billion and $7.0 billion remained available as of December 31, 2020 and 2019 for additional share repurchases.
Honeywell repurchased approximately 20.7 million and 26.5 million shares of its common stock during the years ended December 31, 2020 and 2019, for $3,714 million and $4,400 million.
The Company is authorized to issue up to 40,000,000 shares of preferred stock, without par value, and can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2020, there was no preferred stock outstanding.
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
85 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

The following table summarizes information concerning the Company's recorded liabilities for environmental costs:

	Years Ended December 31,
	2020	2019	2018
Beginning of year	$709	$755	$595
Accruals for environmental matters deemed probable and reasonably estimable	173	213	395
Environmental liability payments	(216)	(256)	(218)
Other	(6)	(3)	(17)
End of year	$660	$709	$755

Environmental liabilities are included in the following balance sheet accounts:

	December 31,
	2020	2019
Accrued liabilities	$225	$222
Other liabilities	435	487
	$660	$709
The Company does not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, although they could be material to our Consolidated Statement of Operations and operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, the Company does not expect that environmental matters will have a material adverse effect on its Consolidated Balance Sheet.
In conjunction with the Resideo spin-off, the Company entered into an indemnification and reimbursement agreement with a Resideo subsidiary, pursuant to which Resideo’s subsidiary has an ongoing obligation to make cash payments to Honeywell in amounts equal to 90% of Honeywell’s annual net spending for environmental matters at certain sites as defined in the agreement. The amount payable to Honeywell in any given year is subject to a cap of $140 million, and the obligation will continue until the earlier of December 31, 2043, or December 31 of the third consecutive year during which the annual payment obligation is less than $25 million.
Reimbursements associated with this agreement are collected from Resideo quarterly and were $140 million in both 2020 and 2019 and offset operating cash outflows incurred by the Company. On July 28, 2020, the Company and Resideo agreed to a second amendment of the indemnification and reimbursement agreement to extend the payment due date to October 30, 2020 for the reimbursement amount of $35 million (originally due on April 30, 2020). The Company had previously agreed to extend the payment date for such amount to July 30, 2020. On October 30, 2020, Resideo paid Honeywell the regularly scheduled reimbursement amount of $35 million due on that date as well as the deferred reimbursement amount of $35 million. As the Company incurs costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90% of such costs is also recorded. This receivable amount recorded in 2020 and 2019 was $146 million and $109 million, respectively. As of December 31, 2020, Other Current Assets and Other Assets included $140 million and $451 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement. As of December 31, 2019, Other Current Assets and Other Assets included $140 million and $445 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.
86 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

ASBESTOS MATTERS
Honeywell is named in asbestos related personal injury claims related to North American Refractories Company (NARCO), which was sold in 1986, and the Bendix Friction Materials (Bendix) business, which was sold in 2014.
The following tables summarize information concerning NARCO and Bendix asbestos related balances:
ASBESTOS RELATED LIABILITIES

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$1,499	$858	$2,357	$1,623	$891	$2,514	$1,703	$907	$2,610
Accrual for update to estimated liability	80	18	98	78	22	100	197	32	229
Change in estimated cost of future claims	42	—	42	(22)	—	(22)	(72)	—	(72)
Update of expected resolution values for pending claims	10	—	10	(4)	—	(4)	1	—	1
Asbestos related liability payments	(190)	(97)	(287)	(176)	(55)	(231)	(206)	(48)	(254)
End of year	$1,441	$779	$2,220	$1,499	$858	$2,357	$1,623	$891	$2,514
INSURANCE RECOVERIES FOR ASBESTOS RELATED LIABILITIES

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$153	$281	$434	$170	$307	$477	$191	$312	$503
Probable insurance recoveries related to estimated liability	10	—	10	3	—	3	11	—	11
Insurance receipts for asbestos related liabilities	(33)	(25)	(58)	(39)	(29)	(68)	(33)	(5)	(38)
Insurance receivables settlements and write offs	18	(2)	16	19	3	22	1	—	1
End of year	$148	$254	$402	$153	$281	$434	$170	$307	$477
NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	December 31,
	2020	2019
Other current assets	$36	$42
Insurance recoveries for asbestos related liabilities	366	392
	$402	$434
Accrued liabilities	$300	$361
Asbestos related liabilities	1,920	1,996
	$2,220	$2,357
87 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

NARCO Products – NARCO manufactured high-grade, heat-resistant, refractory products for various industries. Honeywell’s predecessor, Allied Corporation, owned NARCO from 1979 to 1986. Allied Corporation sold the NARCO business in 1986 and entered into a cross-indemnity agreement which included an obligation to indemnify the purchaser for asbestos claims. Such claims arise primarily from alleged occupational exposure to asbestos-containing refractory brick and mortar for high-temperature applications. NARCO ceased manufacturing these products in 1980 and ultimately filed for bankruptcy in January 2002, at which point in time all then current and future NARCO asbestos claims were stayed against both NARCO and Honeywell pending the reorganization of NARCO. The Company established its initial liability for NARCO asbestos claims in 2002.
NARCO emerged from bankruptcy in April 2013, at which time a federally authorized 524(g) trust was established to evaluate and resolve all existing NARCO asbestos claims (the Trust). Both Honeywell and NARCO are protected by a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos-related claims based on exposure to NARCO asbestos-containing products to be made against the Trust. The NARCO Trust Agreement (TA) and the NARCO Trust Distribution Procedures (TDP) are the principal documents setting forth the structure of the Trust, establishing Honeywell’s evergreen funding obligations and the material operating rules for the Trust.
Per the TA, the Trust is eligible to receive cash dividends from Harbison-Walker International Inc. (HWI), the reorganized and renamed entity that emerged, fully operational, from the NARCO bankruptcy. The cash dividends are required to be used to pay claims which qualify for payment under the TDP (Annual Contribution Claims) until those funds are exhausted, at which point Honeywell’s funding obligation, subject to an annual cap of $145 million, is triggered. The Company is also required to fund amounts owed pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the Trust subject to qualification under the terms of the settlement agreements and TDP (Pre-Established Unliquidated Claims), as well as fund the annual operating costs of the Trust. There is no annual funding cap relative to Pre-Established Unliquidated Claims. Dividends from HWI were exhausted during the fourth quarter of 2019 and there have been no further dividends from HWI to date.
The operating rules per the TDP include Honeywell’s audit rights and the criteria claimants must meet for a claim to be considered valid and paid, which include adequate medical evidence of the claimant’s asbestos-related condition and credible evidence of exposure to a specific NARCO asbestos-containing product. Once operational in 2014, the Trust began to receive, process and pay claims, at which point the Company began to assert its audit rights to review and monitor the claims processor’s adherence to the established requirements of the TDP. While doing so, the Company identified several issues with the way the Trust was adhering to the TDP and the Company continues to identify and dispute these matters as further claims are processed. Although the Company is attempting to resolve instances where it believes the Trust is not processing claims in accordance with the established TDP, the Company reserves the right to seek judicial intervention should it fail to resolve the disputed issues.
Due to the bankruptcy filing in 2002, claimants were not permitted to file additional claims until the Trust became operative in 2014. As a consequence, there was a large backlog of claims that were filed with the Trust upon becoming operative through December 31, 2017, the date by which these claims had to be filed or else be barred by the statute of limitations (subject to tolling exceptions in the TDP). Therefore, the claims filing rate did not start to normalize until 2018 and thereafter. As a result, between 2002 and 2018, the Company lacked a history of sufficiently reliable claims data to derive a reasonable estimate and the Company continued to update its original NARCO asbestos liability, as appropriate, using all available information.
With three years of sufficiently reliable claims data, the Company updated its estimate of the NARCO asbestos liability utilizing claims data from January 1, 2018 through December 31, 2020. The Company utilized an asbestos liability valuation specialist to support our preparation of the NARCO asbestos liability estimates. Our estimates, which involve significant management judgment, include consideration of multiple scenarios, including the impact of the COVID-19 pandemic on the Trust's ability to process claims during 2020. The estimate for the resolution of asserted Annual Contribution Claims and Pre-Established Unliquidated Claims uses average payment values for the relevant historical period. For unasserted claims, the estimate is based on historic and anticipated claims filing experience and payment rates, disease classifications and type of claim, and average payment values by the Trust for the relevant historical period. The Company's estimate also includes all years of epidemiological disease projection through 2059.
88 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

Our updated estimate of NARCO asbestos liability, which was consistent with the previously recorded NARCO liability estimate, was $779 million as of December 31, 2020. The liability reflects an estimate for the resolution of Annual Contribution Claims and Pre-Established Unliquidated Claims filed with the Trust, as well as unasserted Annual Contribution Claims and Pre-Established Unliquidated Claims. The NARCO asbestos liability excludes the annual operating expenses of the Trust which are expensed as they are incurred.
The Company's insurance receivable of $254 million as of December 31, 2020, corresponding to the estimated liability for asserted and unasserted NARCO asbestos claims, reflects coverage which reimburses Honeywell for portions of NARCO-related indemnity and defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Honeywell conducts analyses to estimate the probable amount of insurance that is recoverable for asbestos claims. Most of our insurance carriers remain solvent. However, select individual insurance carriers are now insolvent, which we have considered in our analysis of probable recoveries. Our judgments related to our insurance carriers and insurance coverages are reasonable and consistent with Honeywell's historical dealings and Honeywell's knowledge of any pertinent solvency issues surrounding insurers.
Bendix Products – Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix related asbestos claims activity:

Claims Activity	Years Ended December 31,
	2020	2019
Claims Unresolved at the beginning of year	6,480	6,209
Claims Filed	2,233	2,659
Claims Resolved	(2,471)	(2,388)
Claims Unresolved at the end of year	6,242	6,480

Disease Distribution of Unresolved Claims	December 31,
	2020	2019
Mesothelioma and Other Cancer Claims	3,422	3,399
Nonmalignant Claims	2,820	3,081
Total Claims	6,242	6,480

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in whole dollars)
Malignant claims	$61,500	$50,200	$55,300	$56,000	$44,000
Nonmalignant claims	$550	$3,900	$4,700	$2,800	$4,485
It is not possible to predict whether resolution values for Bendix-related asbestos claims will increase, decrease or stabilize in the future.
The Consolidated Financial Statements reflect an estimated liability for resolution of asserted (claims filed as of the financial statement date) and unasserted Bendix-related asbestos claims and excludes the Company’s ongoing legal fees to defend such asbestos claims which will continue to be expensed as they are incurred. The Company has valued Bendix asserted and unasserted claims using average resolution values for the previous five years. The Company updates the resolution values used to estimate the cost of Bendix asserted and unasserted claims during the fourth quarter each year.
The Company reflects the inclusion of all years of epidemiological disease projection through 2059 when estimating the liability for unasserted Bendix-related asbestos claims. Such liability for unasserted Bendix-related asbestos
89 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

claims is based on historic and anticipated claims filing experience and dismissal rates, disease classifications, and resolution values in the tort system for the previous five years.
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
GARRETT MATTER
In conjunction with the Garrett spin-off, the Company entered into a binding indemnification and reimbursement agreement (Garrett Indemnity) with a Garrett subsidiary, pursuant to which Garrett’s subsidiary has an ongoing obligation to make cash payments to Honeywell in amounts equal to (i) 90% of Honeywell’s asbestos-related liability payments primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments, including the legal costs of defending and resolving such liabilities, less (ii) 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The amount payable to Honeywell in respect of such liabilities arising in any given year is subject to a cap of approximately Euro 150 million (equivalent to $175 million at the time the Garrett Indemnity was entered into). The obligation under the terms of the Garrett Indemnity continues until the earlier of December 31, 2048, or December 31 of the third consecutive year during which the annual obligation is less than the Euro equivalent, at the fixed exchange rate at the time the indemnification and reimbursement agreement was entered into, of $25 million.
On June 12, 2020, the Company and Garrett entered into an amendment of the Garrett Indemnity in connection with Garrett’s amendment of its 2018 credit agreement. These amendments provided Garrett with temporary financial covenant relief with respect to the total leverage and interest coverage ratios, for a period that could extend to as late as June 30, 2022. Garrett’s payments to the Company under the Garrett Indemnity were deferred to the extent Garrett is (or to the extent such payments would cause Garrett to be) out of compliance with the original financial covenants and resume to the extent Garrett is in compliance with such original financial covenants. Any deferred amounts were to be paid to the extent Garrett was in compliance with such original financial covenants and had available capacity to make such payments pursuant to the terms of the Garrett Indemnity and its current credit agreement.
Reimbursements associated with the Garrett Indemnity are scheduled under the agreement to be collected from Garrett quarterly and offset operating cash outflows incurred by the Company. As a result of the extension referenced above and below, such amounts were $36 million in 2020 as compared with $152 million in 2019. As the Company records the accruals for matters covered by the Garrett Indemnity, a corresponding receivable from Garrett is recorded for 90% of that accrual as determined by the terms of the Garrett Indemnity.
In conjunction with the spin-off, Honeywell also entered into a binding tax matters agreement with Garrett and a Garrett subsidiary (the Tax Matters Agreement). The Tax Matters Agreement generally provides that Garrett is responsible and must indemnify Honeywell for all ordinary operating taxes, including income taxes, sales taxes, value-added taxes and payroll taxes, relating to Garrett for all periods, including periods prior to the spin-off, to the extent not paid prior to the spin-off date. In addition, among other items, as a result of the mandatory transition tax imposed by the U.S. Tax Cuts and Jobs Act, Garrett is required to make payments to Honeywell in the amount representing the net tax liability of Honeywell under the mandatory transition tax attributable to Garrett.
90 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

GARRETT LITIGATION AND BANKRUPTCY PROCEEDINGS
On December 2, 2019, Garrett and Garrett ASASCO Inc. filed a Summons with Notice and commenced a lawsuit in the Commercial Division of the Supreme Court of the State of New York, County of New York (the State Court), seeking to invalidate the Garrett Indemnity. Garrett sought damages and a declaratory judgment based on various claims set forth in the Summons with Notice. On January 15, 2020, Garrett filed its complaint in the action, which asserted the same claims, and on March 5, 2020, we filed a Motion to Dismiss. On June 12, 2020, given the challenges of operating in the COVID-19 environment, Honeywell and Garrett entered into a litigation status agreement pursuant to which (i) the parties agreed to make good faith efforts to limit near-term litigation spend on this matter, and (ii) the Company agreed to extend both the $2 million payment owed by Garrett to the Company on May 1, 2020 under the Garrett Indemnity and the $18 million payment owed by Garrett to the Company on April 1, 2020 under the Tax Matters Agreement until December 31, 2020 (which amounts, as previously disclosed, had been deferred to May 31, 2020). On July 17, 2020, the Company received a notice from Garrett asserting that Honeywell has caused material breaches of the Tax Matters Agreement and that the Tax Matters Agreement is unenforceable.
On September 20, 2020, Garrett and 36 of its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On September 23, 2020, Garrett moved the existing State Court litigation against Honeywell to the Bankruptcy Court. Honeywell again moved to dismiss all of Garrett’s claims on October 13, 2020. On November 2, 2020, Garrett filed a motion seeking to establish procedures to estimate the value of Honeywell’s claims. Honeywell objected to the motion. On November 18, 2020, the Bankruptcy Court did not rule on the motion to dismiss but suggested that two weeks be set aside in February 2021 for an evidentiary hearing to establish the actual allowed amount or net amount of Honeywell’s claim against Garrett. Honeywell and Garrett agreed to proceed with the estimation of Honeywell’s claims. We believe we have fully complied with our obligations under the Garrett Indemnity and the Tax Matters Agreement and that both agreements are valid and enforceable.
Garrett’s operations have and are expected to continue, without interruption, throughout the bankruptcy proceedings. Garrett initially proposed to sell its business while in bankruptcy, and entered into a Share and Asset Purchase Agreement, dated as of September 20, 2020, with KPS Capital Partners, LP (the Stalking Horse Agreement) and filed proposed bidding procedures for a marketing and sale process, auction and other procedures related to the proposed sale. In October 2020, Honeywell signed a coordination agreement with Oaktree Capital Management, L.P. (Oaktree) and Centerbridge Partners, L.P. (Centerbridge), which was subsequently signed by additional equity holders that, collectively with Honeywell, Centerbridge and Oaktree, represent approximately 58% of Garrett’s outstanding common stock and noteholders representing approximately 88% of the principal amount of Garrett’s outstanding senior notes (the Coordination Agreement). The Coordination Agreement and related term sheet set forth the terms of a proposed plan of reorganization (the Initial COH Proposal).
In October 2020, the Bankruptcy Court approved the bidding procedures and the Stalking Horse Agreement (as amended), and Garrett conducted a marketing and auction process through January 8, 2021. On January 11, 2021, after further revisions to the Initial COH Proposal, Garrett determined that the revised proposal (the Final COH Plan) was higher and better than all other proposals received and entered into a plan support agreement (the Plan Support Agreement), pursuant to which all parties agreed to pursue Bankruptcy Court confirmation of the Final COH Plan. On January 15, 2021, KPS Capital Partners, LP terminated the Stalking Horse Agreement with Garrett.
As set forth in the Plan Support Agreement, the Final COH Plan provides that, if it is confirmed by the Bankruptcy Court, Honeywell will receive from Garrett at the time of Garrett’s emergence from bankruptcy an initial payment of $375 million in cash and Series B Preferred Stock, which will provide for cash payments to Honeywell of $35 million in 2022 and $100 million per year from 2023 to 2030 (inclusive), subject to various put and call rights set forth therein. The initial cash payment, together with the Series B Preferred Stock, would be paid/issued in full and final satisfaction of Garrett’s obligations to Honeywell under the Garrett Indemnity and the Tax Matters Agreement. Upon Garrett’s emergence from bankruptcy, both agreements would be terminated, Honeywell and Garrett would mutually release each other from the claims asserted in all pending legal actions, and all pending litigation with Garrett would be resolved. In light of these developments, the hearing scheduled to estimate Honeywell’s claims and the adversary proceeding seeking to invalidate the Indemnity Agreement have been stayed and all related litigation suspended. If the Final COH Plan is confirmed by the Bankruptcy Court, both proceedings would be dismissed with prejudice on the effective date of the Final COH Plan.
We regularly review the aggregate carrying value of the receivable amounts due in connection with the Garrett Indemnity and the Tax Matters Agreement. Following Garrett’s bankruptcy filing on September 20, 2020, the Company reduced the aggregate carrying value of the receivable by $350 million to reflect the present value of
91 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

amounts owed to us over the full term of these agreements. Because Garrett is now a party to the Plan Support Agreement, we believe the present value of payments to Honeywell under the Final COH Plan, discounted at a rate reflective of the terms of the agreement, is an appropriate estimate of receivable amounts. On this basis, Honeywell recorded an additional adjustment of $92 million to lower the aggregate carrying value of the receivable amounts due in connection with the Garrett Indemnity and Tax Matters Agreement to $959 million as of December 31, 2020. Other Current Assets and Other Assets include $10 million and $949 million, respectively, for the short-term and long-term portion of the receivable amount due from the Garrett Indemnity and Tax Matters Agreement. As of December 31, 2019, Other Current Assets and Other Assets include $133 million and $1,188 million, respectively, for the short-term and long-term portion of the receivable amount due from the Garrett Indemnity and Tax Matters Agreement. For the year ended December 31, 2020, a non-cash charge of $509 million is recognized in Other (income) expense, which includes the adjustments to the carrying value of the receivable described above.
There can be no assurance that the Final COH Plan will be confirmed by the Bankruptcy Court or that Garrett will be able to substantially consummate the restructuring transactions contemplated in the Final COH Plan. The ultimate outcome of the bankruptcy process is uncertain. Depending on the transaction and/or plan of reorganization ultimately approved and confirmed by the Bankruptcy Court, the amount collected could differ from the receivable amounts currently recorded in our financial statements. There can be no assurance that recording an additional adjustment (positive or negative) against the remaining receivable amounts in whole or in part (together with a related statement of operations charge) will not be necessary in a future period or periods. Honeywell will continue to participate in the Bankruptcy Court proceedings in order to appropriately assess and enforce our rights in this matter. Should the Final COH Plan not be confirmed in the form currently contemplated, Honeywell intends to vigorously defend its rights to collect amounts due under the Garrett Indemnity and Tax Matters Agreement with Garrett.
OTHER MATTERS
The Company is subject to a number of other lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property, and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Included in these other matters is the following:
Honeywell v. United Auto Workers (UAW) et. al – In September 2011, the UAW and certain Honeywell retirees (Plaintiffs) filed a suit in the Eastern District of Michigan (the District Court) alleging that a series of Master Collective Bargaining Agreements (MCBAs) between Honeywell and the UAW provided the retirees with rights to lifetime, vested healthcare benefits that could never be changed or reduced. Plaintiffs alleged that Honeywell had violated those vested rights by implementing express limitations (CAPS) on the amount Honeywell contributed toward healthcare coverage for the retirees. Honeywell subsequently answered the UAW’s complaint and asserted counterclaims, including for breach of implied warranty.
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
92 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

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
Plaintiffs sought rehearing en banc from the Sixth Circuit Court of Appeals, which petition was denied. Plaintiffs failed to timely appeal the Sixth Circuit's ruling to the Supreme Court of the United States. Accordingly, as of October 8, 2020, the case was fully resolved.
Petrobras and Unaoil – We are cooperating with certain investigations by the U.S. Department of Justice (DOJ), the SEC and Brazilian authorities relating to our use of third parties who previously worked for our UOP business in Brazil in relation to Petróleo Brasileiro S.A. (Petrobras). The investigations are focused on compliance with the U.S. Foreign Corrupt Practices Act and similar Brazilian laws, and involve, among other things, document production and interviews with former and current management and employees. The DOJ and the SEC are also examining a matter involving a foreign subsidiary’s prior engagement of Unaoil S.A.M. in Algeria. We are cooperating with the authorities in each of the above matters. While we cannot predict the outcome of these matters, based on the facts currently known to us, we do not anticipate that these matters will have a material adverse effect on our financial condition, results of operations, or cash flows.
Given the uncertainty inherent in litigation and investigations (including the specific matters referenced above), we do not believe it is possible to develop estimates of reasonably possible loss in excess of current accruals for these matters (other than as specifically set forth above). Considering our past experience and existing accruals, we do not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on our consolidated financial position. Because most contingencies are resolved over long periods of time, potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause us to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on our Consolidated Results of Operations or operating cash flows in the periods recognized or paid.
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

	Years Ended December 31,
	2020	2019	2018
Beginning of year	$269	$310	$408
Accruals for warranties/guarantees issued during the year	164	173	208
Adjustment of pre-existing warranties/guarantees	(18)	(34)	(78)
Settlement of warranty/guarantee claims	(172)	(180)	(228)
End of year	$243	$269	$310
93 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

Product warranties and product performance guarantees are included in the following balance sheet accounts:

	December 31,
	2020	2019
Accrued liabilities	$183	$213
Other liabilities	60	56
	$243	$269

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
The Company also sponsors postretirement benefit plans that provide health care benefits and life insurance coverage mainly to U.S. eligible retirees. None of Honeywell’s U.S. employees are eligible for a retiree medical subsidy from the Company. In addition, the vast majority of Honeywell’s U.S. retirees either have no Company subsidy or have a fixed-dollar subsidy amount. This significantly limits our exposure to the impact of future health care cost increases. The retiree medical and life insurance plans are not funded. Claims and expenses are paid from our cash flows from operations.
94 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with the Company's significant pension and other postretirement benefit plans.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$17,283	$16,141	$6,897	$6,182
Service cost	99	82	23	22
Interest cost	461	613	106	142
Plan amendments	—	—	2	—
Actuarial (gains) losses(1)	1,331	2,064	509	708
Benefits paid	(1,100)	(1,111)	(246)	(269)
Settlements and curtailments	(21)	(507)	—	—
Foreign currency translation	—	—	291	107
Other	1	1	88	5
Benefit obligation at end of year	18,054	17,283	7,670	6,897
Change in plan assets:
Fair value of plan assets at beginning of year	18,995	17,109	7,307	6,481
Actual return on plan assets	2,475	3,458	918	863
Company contributions	46	45	116	62
Benefits paid	(1,100)	(1,111)	(246)	(269)
Settlements and curtailments	(21)	(507)	—	—
Foreign currency translation	—	—	253	165
Other	1	1	102	5
Fair value of plan assets at end of year	20,396	18,995	8,450	7,307
Funded status of plans	$2,342	$1,712	$780	$410
Amounts recognized in Consolidated Balance Sheet consist of:
Prepaid pension benefit cost(2)	$2,695	$2,069	$1,688	$1,196
Accrued pension liabilities—current(3)	(29)	(32)	(14)	(13)
Accrued pension liabilities—noncurrent(4)	(324)	(325)	(894)	(773)
Net amount recognized	$2,342	$1,712	$780	$410
(1)Actuarial losses incurred in 2020 related to our U.S. and non-U.S. plans are primarily the result of a decrease in the discount rate assumptions used to estimate the benefit obligations as of December 31, 2020 compared to December 31, 2019. Actuarial losses incurred in 2019 related to our U.S. and non-U.S. plans are primarily the result of a decrease in the discount rate assumptions used to estimate the benefit obligations as of December 31, 2019 compared to December 31, 2018.
(2)Included in Other assets on the Consolidated Balance Sheet
(3)Included in Accrued liabilities on the Consolidated Balance Sheet
(4)Included in Other liabilities on the Consolidated Balance Sheet
95 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Other Postretirement Benefits
	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$325	$364
Service cost	—	—
Interest cost	8	14
Plan amendments	(65)	(2)
Actuarial (gains) losses	(8)	(16)
Benefits paid	(31)	(35)
Benefit obligation at end of year	229	325
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Company contributions	—	—
Benefits paid	—	—
Fair value of plan assets at end of year	—	—
Funded status of plans	$(229)	$(325)
Amounts recognized in Consolidated Balance Sheet consist of:
Accrued liabilities	$(27)	$(40)
Postretirement benefit obligations other than pensions(1)	(202)	(285)
Net amount recognized	$(229)	$(325)
(1)Excludes non-U.S. plan of $40 million and $41 million as of December 31, 2020 and 2019.
Amounts recognized in Accumulated other comprehensive (income) loss associated with the Company's significant pension and other postretirement benefit plans at December 31, 2020 and 2019 are as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019
Prior service (credit) cost	$(134)	$(176)	$23	$21
Net actuarial (gain) loss	505	544	629	701
Net amount recognized	$371	$368	$652	$722

	Other Postretirement Benefits
	2020	2019
Prior service (credit) cost	$(165)	$(166)
Net actuarial (gain) loss	(28)	(20)
Net amount recognized	$(193)	$(186)
96 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

The components of net periodic benefit (income) cost and other amounts recognized in Other comprehensive (income) loss for the Company's significant pension and other postretirement benefit plans include the following components:

Net Periodic Benefit Cost	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2020	2019	2018	2020	2019	2018
Service cost	$99	$82	$140	$23	$22	$26
Interest cost	461	613	573	106	142	143
Expected return on plan assets	(1,135)	(1,117)	(1,426)	(336)	(331)	(443)
Amortization of prior service (credit) cost	(42)	(42)	(43)	—	—	(1)
Recognition of actuarial losses	26	35	—	18	88	37
Settlements and curtailments	4	4	—	—	—	(3)
Net periodic benefit (income) cost	$(587)	$(425)	$(756)	$(189)	$(79)	$(241)

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss	U.S. Plans			Non-U.S. Plans
	2020	2019	2018	2020	2019	2018
Actuarial (gains) losses	$(9)	$(277)	$619	$(73)	$176	$250
Prior service (credit) cost	—	—	—	2	—	30
Prior service credit recognized during year	42	42	43	—	—	4
Actuarial losses recognized during year	(30)	(39)	—	(18)	(88)	(37)
Foreign currency translation	—	—	—	19	14	(34)
Total recognized in other comprehensive (income) loss	$3	$(274)	$662	$(70)	$102	$213
Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$(584)	$(699)	$(94)	$(259)	$23	$(28)

97 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

Net Periodic Benefit Cost	Other Postretirement Benefits
	Years Ended December 31,
	2020	2019	2018
Service cost	$—	$—	$—
Interest cost	8	14	15
Amortization of prior service (credit) cost	(66)	(62)	(52)
Recognition of actuarial losses	—	—	3
Net periodic benefit (income) cost	$(58)	$(48)	$(34)

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss	Years Ended December 31,
	2020	2019	2018
Actuarial (gains) losses	$(8)	$(16)	$(110)
Prior service (credit) cost	(65)	(2)	(34)
Prior service credit recognized during year	66	62	52
Actuarial losses recognized during year	—	—	(3)
Total recognized in other comprehensive (income) loss	$(7)	$44	$(95)
Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$(65)	$(4)	$(129)

98 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

Major actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for our significant benefit plans are presented in the following table as weighted averages.

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2020	2019	2018	2020	2019	2018
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	2.50%	3.22%	4.35%	1.23%	1.81%	2.63%
Expected annual rate of compensation increase	3.25%	3.25%	3.25%	2.43%	2.47%	2.46%
Actuarial assumptions used to determine net periodic benefit (income) cost for years ended December 31:
Discount rate—benefit obligation	3.22%	4.35%	3.68%	1.81%	2.63%	2.36%
Discount rate—service cost	3.33%	4.47%	3.77%	1.48%	2.26%	2.20%
Discount rate—interest cost	2.76%	3.94%	3.27%	1.56%	2.34%	2.08%
Expected rate of return on plan assets	6.15%	6.75%	7.75%	4.66%	5.14%	6.23%
Expected annual rate of compensation increase	3.25%	3.25%	4.50%	2.47%	2.46%	2.49%

	Other Postretirement Benefits
	2020	2019	2018
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	2.20%	3.03%	4.07%
Actuarial assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate(1)	2.36%	4.07%	3.39%
(1) Discount rate was 3.03% for January 1, 2020 through September 30, 2020. The rate was changed to 2.36% for the remainder of 2020 due to a Plan remeasurement as of October 1, 2020.
The discount rate for the Company's U.S. pension and other postretirement benefits plans reflects the current rate at which the associated liabilities could be settled at the measurement date of December 31. To determine discount rates for our U.S. pension and other postretirement benefit plans, we use a modeling process that involves matching the expected cash outflows of our benefit plans to a yield curve constructed from a portfolio of high quality, fixed-income debt instruments. We use the single weighted-average yield of this hypothetical portfolio as a discount rate benchmark. We utilize a full yield curve approach in the estimation of the service and interest cost components of net periodic pension benefit (income) for our significant pension plans. This approach applies the specific spot rates along the yield curve used in the determination of the pension benefit obligation to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. For our U.S. pension plans, the single weighted average spot rates used to determine service and interest costs for 2021 are 2.67% and 1.76%. The discount rate used to determine the other postretirement benefit obligation is lower principally due to a shorter expected duration of other postretirement plan obligations as compared to pension plan obligations.
99 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

The Company plans to use an expected rate of return on U.S. plan assets of 6.15% for 2021, matching the 6.15% assumption used for 2020. Our asset return assumption is based on historical plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations with a focus on long-term trends rather than short-term market conditions. We review the expected rate of return on an annual basis and revise it as appropriate.
For non-U.S. benefit plans actuarial assumptions reflect economic and market factors relevant to each country.
PENSION BENEFITS
The following amounts relate to the Company's significant pension plans with accumulated benefit obligations exceeding the fair value of plan assets:

	December 31,
	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019
Projected benefit obligation	$353	$357	$2,116	$1,018
Accumulated benefit obligation	$341	$347	$2,042	$973
Fair value of plan assets	$—	$—	$1,208	$233
The accumulated benefit obligation for the Company's U.S. defined benefit pension plans was $17.9 billion and $17.2 billion and for our Non-U.S. defined benefit pension plans was $7.6 billion and $6.8 billion at December 31, 2020 and 2019.
The Company's asset investment strategy for our U.S. pension plans focuses on maintaining a diversified portfolio using various asset classes in order to achieve our long-term investment objectives on a risk adjusted basis. During 2020, we continued to employ a de-risking strategy which increases the matching characteristics of our assets relative to our obligation. Our long-term target allocations are as follows: 55%-70% fixed income securities and cash, 25%-40% equity securities, 5%-10% real estate investments, and 10%-20% other types of investments. Equity securities include publicly-traded stock of companies located both inside and outside the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, and U.S. Treasuries. Real estate investments include direct investments in commercial properties and investments in real estate funds. Other types of investments include investments in private equity and hedge funds that follow several different strategies. We review our assets on a regular basis to ensure that we are within the targeted asset allocation ranges and, if necessary, asset balances are adjusted back within target allocations.
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
100 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

The fair values of both the Company's U.S. and non-U.S. pension plans assets by asset category are as follows:

	U.S. Plans
	December 31, 2020
	Total	Level 1	Level 2	Level 3
Equities:
Honeywell common stock	$3,319	$3,319	$—	$—
U.S. equities	—	—	—	—
Fixed income:
Short term investments	1,314	1,314	—	—
Government securities	1,520	—	1,520	—
Corporate bonds	10,190	—	10,190	—
Mortgage/Asset-backed securities	982	—	982	—
Insurance contracts	7	—	7	—
Direct investments:
Direct private investments	1,220	—	—	1,220
Real estate properties	651	—	—	651
Total	19,203	$4,633	$12,699	$1,871
Investments measured at NAV:
Private funds	1,105
Real estate funds	26
Commingled Funds	62
Total assets at fair value	$20,396

	U.S. Plans
	December 31, 2019
	Total	Level 1	Level 2	Level 3
Equities:
Honeywell common stock	$2,857	$2,857	$—	$—
U.S. equities	1,227	1,227	—	—
Fixed income:
Short term investments	1,395	1,395	—	—
Government securities	1,146	—	1,146	—
Corporate bonds	8,603	—	8,603	—
Mortgage/Asset-backed securities	1,023	—	1,023	—
Insurance contracts	8	—	8	—
Direct investments:
Direct private investments	950	—	—	950
Real estate properties	619	—	—	619
Total	17,828	$5,479	$10,780	$1,569
Investments measured at NAV:
Private funds	1,019
Real estate funds	42
Commingled funds	106
Total assets at fair value	$18,995

101 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Non-U.S. Plans
	December 31, 2020
	Total	Level 1	Level 2	Level 3
Equities:
U.S. equities	$207	$—	$207	$—
Non-U.S. equities	1,614	66	1,548	—
Fixed income:
Short-term investments	596	596	—	—
Government securities	3,105	—	3,105	—
Corporate bonds	1,649	—	1,649	—
Mortgage/Asset-backed securities	93	—	93	—
Insurance contracts	142	—	142	—
Insurance buy-in contracts	767	—	—	767
Investments in private funds:
Private funds	65	—	36	29
Real estate funds	147	—	—	147
Total	8,385	$662	$6,780	$943
Investments measured at NAV:
Private funds	18
Real estate funds	47
Total assets at fair value	$8,450

	Non-U.S. Plans
	December 31, 2019
	Total	Level 1	Level 2	Level 3
Equities:
U.S. equities	$149	$—	$149	$—
Non-U.S. equities	1,384	54	1,330	—
Fixed income:
Short-term investments	522	522	—	—
Government securities	3,006	—	3,006	—
Corporate bonds	1,746	—	1,746	—
Mortgage/Asset-backed securities	84	—	84	—
Insurance contracts	120	—	120	—
Insurance buy-in contracts	—	—	—	—
Investments in private funds:
Private funds	69	—	35	34
Real estate funds	150	—	—	150
Total	7,230	$576	$6,470	$184
Investments measured at NAV:
Private funds	21
Real estate funds	56
Total assets at fair value	$7,307
102 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

The following table summarizes changes in the fair value of Level 3 assets for both U.S. and Non-U.S. plans:

	U.S. Plans		Non-U.S. Plans
	Direct Private Investments	Real Estate Properties	Private Funds	Real Estate Funds	Insurance Buy-in Contracts
Balance at December 31, 2018	$829	$657	$34	$144	$—
Actual return on plan assets:
Relating to assets still held at year-end	15	40	—	7	—
Relating to assets sold during the year	89	(23)	—	1	—
Purchases	216	48	—	—	—
Sales and settlements	(199)	(103)	—	(2)	—
Balance at December 31, 2019	950	619	34	150	—
Actual return on plan assets:
Relating to assets still held at year-end	100	(4)	(5)	(3)	—
Relating to assets sold during the year	53	—	—	—	—
Purchases	221	59	—	—	767
Sales and settlements	(104)	(23)	—	—	—
Balance at December 31, 2020	$1,220	$651	$29	$147	$767
The Company enters into futures contracts to gain exposure to certain markets. Sufficient cash or cash equivalents are held by our pension plans to cover the notional value of the futures contracts. At December 31, 2020 and 2019, our U.S. plans had contracts with notional amounts of $3,673 million and $4,463 million. At December 31, 2020 and 2019, our non-U.S. plans had contracts with notional amounts of $564 million and $479 million. In both our U.S. and non-U.S. pension plans, the notional derivative exposure is related to outstanding equity and fixed income futures contracts.
Common stocks, preferred stocks, real estate investment trusts, and short-term investments are valued at the closing price reported in the active market in which the individual securities are traded. Corporate bonds, mortgages/asset-backed securities, and government securities are valued either by using pricing models, bids provided by brokers or dealers, quoted prices of securities with similar characteristics or discounted cash flows and as such include adjustments for certain risks that may not be observable such as credit and liquidity risks. Certain securities are held in collective trust funds which are valued using net asset values provided by the administrators of the funds. Investments in private equity, debt, real estate and hedge funds and direct private investments are valued at estimated fair value based on quarterly financial information received from the investment advisor and/or general partner. Investments in real estate properties are valued on a quarterly basis using the income approach. Valuation estimates are periodically supplemented by third party appraisals. The insurance buy-in contracts represent policies held by the Honeywell UK Pension Scheme, whereby the cost of providing pension benefits to plan participants is funded by the policies. The cash flows from the policies are intended to match the pension benefits. The fair value of these policies is based on an estimate of the policies' exit price.
The Company's funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2020, 2019, and 2018, we were not required to make contributions to our U.S. pension plans and no contributions were made. We are not required to make any contributions to our U.S. pension plans in 2021. In 2020, contributions of $109 million were made to our non-U.S. pension plans to satisfy regulatory funding requirements. In 2021, we expect to make contributions of cash and/or marketable securities of approximately $85 million to our non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both our U.S. and non-U.S. pension plans do not reflect benefits paid directly from Company assets.
103 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2021	$1,147	$240
2022	1,143	242
2023	1,139	247
2024	1,130	252
2025	1,116	257
2026-2030	5,246	1,365
OTHER POSTRETIREMENT BENEFITS

	December 31,
	2020	2019
Assumed health care cost trend rate:
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2029	2029

Benefit payments reflecting expected future service, as appropriate, are expected to be paid as follows:

	Without Impact of Medicare Subsidy	Net of Medicare Subsidy
2021	$29	$27
2022	28	25
2023	26	24
2024	15	14
2025	14	13
2026-2030	61	57

104 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

NOTE 22. OTHER (INCOME) EXPENSE

	Years Ended December 31,
	2020	2019	2018
Interest income	$(107)	$(255)	$(217)
Pension ongoing income—non-service	(901)	(606)	(1,165)
Other postretirement income—non-service	(57)	(47)	(32)
Equity income of affiliated companies	(66)	(52)	(50)
Loss (gain) on sale of non-strategic business and assets	3	1	—
Foreign exchange	(68)	(120)	(63)
Separation costs	—	—	321
Reimbursement receivables charge	509	—	—
Other (net)	12	14	57
	$(675)	$(1,065)	$(1,149)
Separation costs are associated with the spin-offs of the Company's Homes and Global Distribution business and Transportation Systems business, and are primarily associated with third party services.
For more information on the reimbursement receivables related to Garrett, see Note 20 Commitments and Contingencies.
For the year ended December 31, 2018, Other (net) includes asset impairments in Corporate related to the write-down of a legacy property in connection with its planned disposition. See Note 4 Repositioning and Other Charges.
105 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

NOTE 23. SEGMENT FINANCIAL DATA
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

	Years Ended December 31,
	2020	2019	2018
Net Sales
Aerospace
Product	$7,194	$8,766	$10,415
Service	4,350	5,288	5,078
Total	11,544	14,054	15,493
Honeywell Building Technologies
Product	3,868	4,395	7,868
Service	1,321	1,322	1,430
Total	5,189	5,717	9,298
Performance Materials and Technologies
Product	7,548	8,732	8,589
Service	1,875	2,102	2,085
Total	9,423	10,834	10,674
Safety and Productivity Solutions
Product	6,127	5,736	5,976
Service	354	368	361
Total	6,481	6,104	6,337
	$32,637	$36,709	$41,802
Depreciation and amortization
Aerospace	$241	$234	$281
Honeywell Building Technologies	55	63	112
Performance Materials and Technologies	440	493	452
Safety and Productivity Solutions	223	222	216
Corporate	44	76	55
	$1,003	$1,088	$1,116
Segment Profit
Aerospace	$2,904	$3,607	$3,503
Honeywell Building Technologies	1,099	1,165	1,608
Performance Materials and Technologies	1,851	2,433	2,328
Safety and Productivity Solutions	907	790	1,032
Corporate	(96)	(256)	(281)
	$6,665	$7,739	$8,190

106 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Capital expenditures
Aerospace	$248	$272	$308
Honeywell Building Technologies	66	43	125
Performance Materials and Technologies	252	314	254
Safety and Productivity Solutions	288	82	78
Corporate	52	128	63
	$906	$839	$828
Total Assets
Aerospace	$11,035	$11,378	$11,234
Honeywell Building Technologies	6,351	5,968	6,010
Performance Materials and Technologies	16,772	16,888	17,827
Safety and Productivity Solutions	10,640	9,888	9,886
Corporate	19,788	14,557	12,816
	$64,586	$58,679	$57,773
A reconciliation of segment profit to consolidated income before taxes are as follows:

	Years Ended December 31,
	2020	2019	2018
Segment Profit	$6,665	$7,739	$8,190
Interest and other financial charges	(359)	(357)	(367)
Stock compensation expense(1)	(168)	(153)	(175)
Pension ongoing income (expense)(2)	785	592	992
Pension mark-to-market expense(2)	(44)	(123)	(37)
Other postretirement income(2)	57	47	32
Repositioning and other charges(3)	(575)	(546)	(1,091)
Other(4)	(349)	360	(57)
Income before taxes	$6,012	$7,559	$7,487
(1)Amounts included in Selling, general and administrative expenses.
(2)Amounts included in Cost of products and services sold and Selling, general and administrative expenses (service cost component) and Other (income) expense (non-service cost component).
(3)Amounts included in Cost of products and services sold, Selling, general and administrative expenses, and Other (income) expense.
(4)Amounts include the other components of Other (income) expense not included within other categories in this reconciliation. Equity income of affiliated companies is included in segment profit.
107 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

NOTE 24. GEOGRAPHIC AREAS—FINANCIAL DATA

	Net Sales(1)			Long-lived Assets(2)
	Years Ended December 31,			Years Ended December 31,
	2020	2019	2018	2020	2019	2018
United States	$19,665	$21,910	$23,841	$3,823	$3,649	$3,601
Europe	6,356	7,424	10,066	628	579	571
Other International	6,616	7,375	7,895	1,119	1,097	1,124
	$32,637	$36,709	$41,802	$5,570	$5,325	$5,296
(1)Sales between geographic areas approximate market value and are not significant. Net sales are classified according to their country of origin. Included in United States Net sales are export sales of $4,000 million, $5,415 million and $5,293 million for the years ended December 31, 2020, 2019 and 2018.
(2)Long-lived assets are comprised of Property, plant and equipment - net.
NOTE 25. SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2020	2019	2018
Net payments for repositioning and other charges:
Severance and exit cost payments	$(564)	$(249)	$(285)
Environmental payments	(216)	(256)	(218)
Reimbursement receipts	176	292	67
Insurance receipts for asbestos related liabilities	58	68	38
Asbestos related liability payments	(287)	(231)	(254)
	$(833)	$(376)	$(652)
Interest paid, net of amounts capitalized	$329	$344	$353
Income taxes paid, net of refunds	1,173	1,564	1,566
Non-cash investing and financing activities:
Common stock contributed to savings plans	211	159	52
Marketable securities contributed to non-U.S. pension plans	93	—	99

108 Honeywell International, Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

NOTE 26. UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2020
	March 31	June 30	September 30	December 31	Year
Net sales	$8,463	$7,477	$7,797	$8,900	$32,637
Gross profit	2,929	2,201	2,414	2,924	10,468
Net income attributable to Honeywell	1,581	1,081	758	1,359	4,779
Earnings per common share—basic(1)	2.23	1.54	1.08	1.94	6.79
Earnings per common share—assuming dilution(1)	2.21	1.53	1.07	1.91	6.72
Cash dividends per common share	0.900	0.900	0.900	0.930	3.630

	2019
	March 31	June 30	September 30	December 31	Year
Net sales	$8,884	$9,243	$9,086	$9,496	$36,709
Gross profit	3,005	3,149	3,048	3,168	12,370
Net income attributable to Honeywell	1,416	1,541	1,624	1,562	6,143
Earnings per common share—basic(1)	1.94	2.13	2.26	2.19	8.52
Earnings per common share—assuming dilution(1)	1.92	2.10	2.23	2.16	8.41
Cash dividends per common share	0.820	0.820	0.820	0.900	3.360
(1)Total for the full year may differ from the sum of the individual quarters due to the requirement to use weighted average shares each quarter, which may fluctuate with share repurchases and share issuances, and due to the impact of losses in a quarter.
109 Honeywell International, Inc.

Report of Independent Registered Public Accounting Firm
To the shareowners and the Board of Directors of Honeywell International Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Honeywell International Inc. and subsidiaries (the "Company" or "Honeywell") as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, shareowners’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
110 Honeywell International, Inc.

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
Asbestos Related Liabilities - North American Refractories Company (NARCO) Asbestos Liability – Refer to Note 20 to the financial statements
Critical Audit Matter Description
The Company records an estimated liability for asbestos related personal injury claims related to a predecessor company, NARCO. Such claims arise primarily from alleged occupational exposure to asbestos-containing refractory brick and mortar.
The Company’s NARCO asbestos liability reflects an estimated liability for the resolution of asserted and unasserted NARCO-related asbestos claims that are probable of occurrence and reasonably estimable. The Company records an estimated liability for the resolution of asserted Annual Contribution Claims and Pre-Established Unliquidated Claims filed with the NARCO Trust using average payment values for the relevant historical period. The Company also records an estimated liability for unasserted Annual Contribution Claims and Pre-Established Unliquidated Claims based on historic and anticipated claims filing experience and payment rates, disease classifications and type of claim, and average payment values by the NARCO Trust for the relevant historical period. The Company’s estimate also includes all years of epidemiological disease projection through 2059 when estimating the liability for unasserted claims.
Establishing the NARCO asbestos liability is an inherently subjective exercise as it requires management to make significant assumptions and judgements. Given the subjectivity related to estimating the NARCO asbestos liability and the lack of a history of sufficiently reliable claims data, auditing of the NARCO asbestos liability involved especially subjective judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the NARCO asbestos liability included the following, among others:
•We tested the effectiveness of internal controls over the estimate of the NARCO asbestos liability including management’s controls over the estimate for asserted and unasserted Annual Contribution Claims and Pre-Established Unliquidated Claims.
•We evaluated the methods and assumptions used by management to estimate the NARCO asbestos liability by:
◦Reading the Company’s analysis and third-party assessment to evaluate the Company’s methods used in the analysis.
◦Confirming the claims data with the NARCO Trust to evaluate the appropriateness of the underlying data used in the analysis.
◦Making inquiries of the Company’s third-party specialist to identify the significant assumptions used to develop the analysis.
◦Making inquiries of internal and external legal counsel regarding the regulatory and litigation environments related to the NARCO asbestos liability.
•With the assistance of our internal actuarial specialists, we developed a range of independent estimates and compared those to the Company’s recorded NARCO asbestos Liability.
111 Honeywell International, Inc.

Revenue Recognition and Contracts with Customers – Long-Term Fixed Price Contracts (Performance Materials and Technologies (PMT)) – Refer to Note 1 and Note 3 to the financial statements
Critical Audit Matter Description
The Company’s PMT segment develops and manufactures performance chemicals and materials, process technologies, and automation solutions. A portion of PMT’s revenue is generated from long-term fixed price contracts whereby revenue is recognized over the contract term (“over time”) as the work progresses and control of the goods and services is transferred to the customer. Revenue for these contracts is recognized based on the extent of progress toward completion, generally measured by using a cost-to-cost basis input method.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to PMT’s long-term fixed price contracts included the following, among others:
•We tested the effectiveness of internal controls over the recognition of revenue and the determination of estimated contract costs including controls over the review of management’s assumptions and key inputs used to recognize revenue and costs on long-term fixed price contracts using the cost-to-cost input method.
•We evaluated the appropriateness and consistency of management’s methods and assumptions used to recognize revenue and costs on long-term fixed price contracts using the cost-to-cost input method to recognize revenue over time.
•We selected a sample of long-term fixed price contracts and evaluated the estimates of total cost for each of the long-term fixed price contracts by:
◦Comparing costs incurred to date to the costs management estimated to be incurred to date.
◦Evaluating management’s ability to achieve the estimates of total cost by performing corroborating inquiries with Company personnel, including project managers, and comparing the estimates to documentation such as management’s work plans, contract terms and requirements, and purchase orders with suppliers. Our evaluation of management’s assumptions included consideration of historical and current project performance such as consistency of gross margin, identified risks related to project timing including technical and schedule matters, and the status of internal and third party activities such as hardware, software, and labor.
Reimbursement Receivables - Garrett Motion Inc. (Garrett) – Refer to Note 20 to the financial statements
Critical Audit Matter Description
In connection with the spin-off of Garrett in October 2018, the Company entered into a binding indemnification and reimbursement agreement (Garrett Indemnity) with a Garrett subsidiary and a binding tax matters agreement with Garrett and a Garrett subsidiary (the Tax Matters Agreement). Accordingly, the Company recorded a receivable based on estimates of the amounts reimbursable to Honeywell. On September 20, 2020, Garrett and 36 of its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court).
In October 2020, the Company signed a coordination agreement with Oaktree Capital Management, L.P. (Oaktree) and Centerbridge Partners, L.P. (Centerbridge), which was subsequently signed by additional equity holders that, collectively with Honeywell, Centerbridge and Oaktree, represent approximately 58% of Garrett’s outstanding common stock and noteholders representing approximately 88% of the principal amount of Garrett’s outstanding senior notes (the Coordination Agreement). The Coordination Agreement and related term sheet set forth the terms of a proposed plan of reorganization (the Initial COH Proposal). On January 11, 2021, after further revisions to the Initial COH Proposal, Garrett determined that the revised proposal (the Final COH Plan) was higher and better than all other proposals received and entered into a plan support agreement (the Plan Support Agreement), pursuant to which all parties agreed to pursue Bankruptcy Court confirmation of the Final COH Plan.
Because Garrett is now a party to the Plan Support Agreement, the Company believes the present value of payments to Honeywell under the Final COH Plan, discounted at a rate reflective of the terms of the agreement, is an appropriate estimate of receivable amounts due in connection with the Garrett Indemnity and Tax Matters Agreement.
112 Honeywell International, Inc.

Given the subjectivity in determining the present value of payments under the Final COH Plan, the auditing of the receivable amounts due in connection with the Garrett Indemnity and Tax Matters Agreement required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the receivable amounts due in connection with the Garrett Indemnity and Tax Matters Agreement included the following, among others:
•We tested the effectiveness of internal controls related to management’s evaluation of the recoverability of the receivable amounts due from Garrett.
•We made inquiries of internal legal counsel regarding the Garrett bankruptcy proceedings.
•We developed an understanding of the process used by management in determining the aggregate carrying balance of the receivable amounts due in connection with the Garrett Indemnity and Tax Matters Agreement, which included obtaining and reading the Final COH Plan, evaluating the Company’s methods, evaluating the appropriateness of the underlying data used, and the identification of significant assumptions used to develop the accounting estimate.
•With the assistance of our internal valuation specialists, we developed an independent expectation of the fair value of the Final COH Plan and compared our expectation to the Company’s recorded amount.

/s/ Deloitte & Touche LLP

February 12, 2021
We have served as the Company's auditor since 2014.

113 Honeywell International, Inc.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.
CONTROLS AND PROCEDURES
Honeywell management maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the quarter ended December 31, 2020.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2020. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Honeywell management is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Honeywell’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Management assessed the effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
We have not experienced any material impact to our internal control over financial reporting during the COVID-19 pandemic. Most of our employees worked remotely during the year in which we prepared these financial statements due to the impact of COVID-19. We enhanced our oversight and monitoring during the close and reporting process, including investments in expanded VPN capabilities and higher scrutiny and monitoring of cybersecurity threats. Other than enhancing our oversight and monitoring processes, we did not alter or compromise our disclosure controls and procedures. We are continually monitoring and assessing the need to modify or enhance our disclosure controls to ensure disclosure controls and procedures continue to be effective.
Based on this assessment, management determined that Honeywell maintained effective internal control over financial reporting as of December 31, 2020. In conducting management's evaluation as described above, Rocky Research acquired October 7, 2020, and Sine Group acquired December 14, 2020, were excluded. The operations of Rocky Research and Sine Group, excluded from management's assessment of internal control over financial reporting, collectively represent less than 0.1% of the Company's total revenues and approximately 0.5% of total assets as of December 31, 2020.
The effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in the section titled Financial Statements and Supplementary Data.
OTHER INFORMATION
Not Applicable.
114 Honeywell International, Inc.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to the Directors of Honeywell, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2020, and such information is incorporated herein by reference. Certain information relating to the Executive Officers of Honeywell appears in this Form 10-K under the heading titled Information about our Executive Officers.
The members of the Audit Committee of our Board of Directors are: George Paz (Chair), Kevin Burke, D. Scott Davis, Linnet F. Deily, Judd A. Gregg and Robin L. Washington. The Board has determined that Mr. Paz, Mr. Davis and Ms. Washington are audit committee financial experts as defined by applicable SEC rules and that Mr. Paz, Mr. Burke, Mr. Davis, Ms. Deily and Ms. Washington satisfy the accounting or related financial management expertise criteria established by the NYSE. All members of the Audit Committee are independent as that term is defined in applicable SEC rules and NYSE listing standards.
Honeywell’s corporate governance policies and procedures, including the Code of Business Conduct, Corporate Governance Guidelines and Charters of the Committees of the Board of Directors are available, free of charge, on our website (honeywell.com) under the heading Investors (see Corporate Governance), or by writing to Honeywell, 300 South Tryon Street, Charlotte, North Carolina 28202, c/o Vice President and Corporate Secretary. Honeywell’s Code of Business Conduct applies to all Honeywell directors, officers (including the Chief Executive Officer, Chief Financial Officer and Controller) and employees. Amendments to or waivers of the Code of Business Conduct granted to any of Honeywell’s directors or executive officers will be published on our website within four business days of such amendment or waiver.
EXECUTIVE COMPENSATION
Information relating to executive compensation will be contained in the Proxy Statement, and such information is incorporated herein by reference.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to security ownership of certain beneficial owners and management and related stockholder matters will be contained in the Proxy Statement, and such information is incorporated herein by reference.
EQUITY COMPENSATION PLANS
As of December 31, 2020, information about our equity compensation plans is as follows:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	20,223,330	(1)	$125.60	(2)	36,673,110	(3)
Equity compensation plans not approved by security holders	261,718	(4)	N/A	(5)	N/A	(6)
Total	20,485,048		$125.60		36,673,110
(1)Equity compensation plans approved by shareowners which are included in column (a) of the table are the 2016 Stock Incentive Plan, the 2011 Stock Incentive Plan, and the 2006 Stock Incentive Plan (including 16,344,101 shares of Common Stock to be issued for options; 2,984,711 RSUs subject to continued employment; 196,542 RSUs at target level and subject to Company performance metrics and continued employment; and 471,395 deferred RSUs); and the 2016 Stock Plan for Non-Employee Directors and the 2006 Stock Plan for Non-
115 Honeywell International, Inc.

Employee Directors (including 210,822 shares of Common Stock to be issued for options; and 15,759 RSUs subject to continued services). RSUs included in column (a) of the table represent the full number of RSUs awarded and outstanding whereas the number of shares of Common Stock to be issued upon vesting will be lower than what is reflected on the table because the value of shares required to meet employee tax withholding requirements are not issued.
Because the number of future shares that may be distributed to employees participating in the Honeywell Global Stock Plan is unknown, no shares attributable to that plan are included in column (a) of the table above.
(2)Column (b) relates to stock options and does not include any exercise price for RSUs because an RSU’s value is dependent upon attainment of certain performance goals or continued employment or service and they are settled for shares of Common Stock on a one-for-one basis.
(3)The number of shares that may be issued under the 2016 Stock Incentive Plan as of December 31, 2020 is 34,104,522, which includes the following additional shares that may again be available for issuance: shares that are settled for cash, expire, are canceled, or under similar prior plans, are tendered as option exercise price or tax withholding obligations, are reacquired with cash option exercise price or with monies attributable to any tax deduction to Honeywell upon the exercise of an option, or are under any outstanding awards assumed under any equity compensation plan of an entity acquired by the Company. No securities are available for future issuance under the 2011 Stock Incentive Plan or the 2006 Stock Incentive Plan.
The number of shares that may be issued under the Honeywell Global Stock Plan as of December 31, 2020 is 1,736,279. This plan is an umbrella plan for three plans described below maintained solely for eligible employees of participating non-U.S. countries.
•The UK Sharebuilder Plan allows an eligible UK employee to invest taxable earnings in Common Stock. The Company matches those shares and dividends paid are used to purchase additional shares of Common Stock. For the year ending December 31, 2020, 32,717 shares were credited to participants’ accounts under the UK Sharebuilder Plan.
•The Honeywell Aerospace Ireland Share Participation Plan and the Honeywell Measurex (Ireland) Limited Group Employee Profit Sharing Plan allow eligible Irish employees to contribute a percentage of base pay and/or bonus that is invested in Common Stock. For the year ending December 31, 2020, 1,816 shares of Common Stock were credited to participants’ accounts under these plans.
The remaining 832,309 shares included in column (c) are shares remaining under the 2016 Stock Plan for Non-Employee Directors.
(4)Equity compensation plans not approved by shareowners included in the table refer to the Honeywell Excess Benefit Plan and Supplemental Savings Plan.
The Honeywell Excess Benefit Plan and Supplemental Savings Plan for highly compensated employees is an unfunded, non-tax qualified plan that provides benefits equal to the employee deferrals and Company matching allocations that would have been provided under Honeywell’s U.S. tax-qualified savings plan if the Internal Revenue Code limitations on compensation and contributions did not apply. The Company matching contribution is credited to participants’ accounts in the form of notional shares of Common Stock. The notional shares are distributed in the form of actual shares of Common Stock. The number of shares to be issued under this plan based on the value of the notional shares as of December 31, 2020 is 261,718.
(5)Column (b) does not include any exercise price for notional shares allocated to employees under Honeywell’s equity compensation plans not approved by shareowners because all of these shares are only settled for shares of Common Stock on a one-for-one basis.
(6)The amount of securities available for future issuance under the Honeywell Excess Benefit Plan and Supplemental Savings Plan is not determinable because the number of securities that may be issued under this plan depends upon the amount deferred to the plan by participants in future years.

116 Honeywell International, Inc.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to certain relationships and related transactions and director independence will be contained in the Proxy Statement, and such information is incorporated herein by reference.
PRINCIPAL ACCOUNTING FEES AND SERVICES
Information relating to fees paid to and services performed by Deloitte & Touche LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services will be contained in the Proxy Statement, and such information is incorporated herein by reference.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page Number in Form 10-K
(a)(3.) Exhibits
See the Exhibit Index of this Annual Report on Form 10-K	118

FORM 10-K SUMMARY
None.
117 Honeywell International, Inc.

EXHIBIT INDEX

Exhibit No.	Description
3(i)
Amended and Restated Certificate of Incorporation of Honeywell International Inc., as amended April 23, 2018 (incorporated by reference to Exhibit 3(i) to Honeywell’s Form 10-Q for the quarter ended June 30, 2018)

3(ii)	By-laws of Honeywell International Inc., as amended April 23, 2018 (incorporated by reference to Exhibit 3(ii) to Honeywell’s Form 10-Q for the quarter ended June 30, 2018)
4.1	Honeywell International Inc. is a party to several long-term debt instruments under which, in each case, the total amount of securities authorized does not exceed 10% of the total assets of Honeywell and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Honeywell agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.
4.2	Description of Honeywell International Description of Honeywell International Inc. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith)
10.1*
Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended June 30, 2003)

10.2*
Amendment to Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004)

10.3*
Amendment to Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-K for the year ended December 31, 2005)

10.4*
Honeywell International Inc. Incentive Compensation Plan for Executive Employees, as amended and restated (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-K for the year ended December 31, 2018)

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

118 Honeywell International, Inc.

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
10.20*
2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates, as amended and restated (incorporated by reference to Exhibit 10.26 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.21*
Amendment to the 2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates, as amended and restated (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2011)

10.22*
2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Option Award Agreement (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended March 31, 2009)

10.23*
2006 Stock Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.31 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.24*
Amendment to 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.27 to Honeywell’s Form 10-K for the year ended December 31, 2011)

10.25*
Amendment to 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 10-K for the year ended December 31, 2014)

10.26*
2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Option Agreement (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended March 31, 2012)

10.27*
2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-Q for the quarter ended March 31, 2012)

10.28*
2007 Honeywell Global Employee Stock Plan (incorporated by reference to Exhibit A of Honeywell’s Proxy Statement, dated March 12, 2007, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

10.29*
2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Option Award Agreement, Form 2 (incorporated by reference to Exhibit 10.37 to Honeywell’s Form 10-K for the year ended December 31, 2010)

10.30*	Letter Agreement dated September 3, 2009 between Honeywell and Timothy Mahoney (incorporated by reference to Exhibit 10.38 to Honeywell’s Form 10-K for the year ended December 31, 2010)
10.31*	Form of Honeywell International Inc. Noncompete Agreement for Senior Executives (incorporated by reference to Exhibit 10.39 to Honeywell’s Form 10-K for the year ended December 31, 2010)
10.32*
2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Exhibit A of Honeywell’s Proxy Statement, dated March 10, 2011, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

119 Honeywell International, Inc.

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
10.44*
2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Exhibit A of Honeywell’s Proxy Statement, dated March 10, 2016, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

10.45*
2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2016)

10.46*
2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement, Form 2 (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended June 30, 2016)

10.47*
2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended June 30, 2016)

10.48*
2016 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit B of Honeywell’s Proxy Statement, dated March 10, 2016, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

10.49*
2016 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.74 to Honeywell’s Form 10-K for the year ended December 31, 2017)

10.50*
2016 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-Q for the quarter ended June 30, 2016)

120 Honeywell International, Inc.

Exhibit No.	Description
10.51*	UOP LLC Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.76 to Honeywell’s 10-K for the year ended December 31, 2017)
10.52*	Letter Agreement dated April 1, 2016 between Honeywell and Rajeev Gautam (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2018)
10.53*	Letter Agreement dated July 27, 2018 between Honeywell and Greg Lewis (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed August 2, 2018)
10.54
364-Day Credit Agreement, dated as of April 10, 2020, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed on April 10, 2020)

10.55
Amended and Restated Five-Year Credit Agreement, dated as of April 26, 2019, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, Citibank Europe PLC, UK Branch, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC, and Wells Fargo Bank, National Association, as documentation agents, and Citibank, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and co-bookrunners (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 8-K filed April 29, 2019)

10.56*	Offer Letter dated July 9, 2018 between Honeywell International Inc. and Mark R. James (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2019)
10.57
Indemnification and Reimbursement Agreement, dated September 12, 2018, by and among Honeywell ASASCO Inc., Honeywell ASASCO 2 Inc., and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to Honeywell’s Form 8-K filed September 14, 2018)

10.58
Indemnification and Reimbursement Agreement, dated October 14, 2018, by and among New HAPI Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to Honeywell’s Form 8-K filed October 15, 2018)

10.59*	Amendment to the 2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. (incorporated by reference to Exhibit 99.2 to Honeywell's Form 8-K filed October 8, 2019)
10.60*
Amendment to the 2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended September 30, 2020)

10.61*	Amendment to the 2016 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2020)
10.62*
2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. – Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended June 30, 2020)

10.63*
2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. – Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended June 30, 2020)

10.64*	Retirement Agreement, dated July 20, 2020, between Honeywell and Mark R. James (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-Q for the quarter ended June 30, 2020)
10.65
Delayed Draw Term Loan Agreement, dated as of March 26, 2020, among Honeywell International Inc., the initial lenders named therein, Citibank, N.A., as administrative agent, and Citibank, N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as syndication agents (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed on March 31, 2020)

10.66
Second Amendment, dated July 28, 2020, to Indemnification and Reimbursement Agreement dated October 14, 2018 among Honeywell and Resideo Intermediate Holding Inc. (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2020)

10.67
First Amendment, dated April 21, 2020, to Indemnification and Reimbursement Agreement, dated October 14, 2018 among Honeywell and Resideo Intermediate Holding Inc. (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-Q for the quarter ended June 30, 2020)

121 Honeywell International, Inc.

Exhibit No.	Description
10.68
First Amendment, dated June 12, 2020, to Indemnification and Reimbursement Agreement, dated September 12, 2018 among Honeywell, Honeywell Holdings International Inc. and Garrett ASASCO Inc. (incorporated by reference to Exhibit 10.7 to Honeywell’s Form 10-Q for the quarter ended June 30, 2020)

10.69*	Amendment to Honeywell International Inc. Incentive Compensation Plan for Executive Employees, as amended and restated (filed herewith)
10.70*	Letter agreement dated October 2, 2017, between Honeywell International Inc. and Anne Madden (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Deloitte & Touche LLP (filed herewith)
24	Powers of Attorney (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
95	Mine Safety Disclosures (filed herewith)
101.INS	The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
101.SCH	iXBRL Taxonomy Extension Schema (filed herewith)
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	iXBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	iXBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (and contained in Exhibit 101)
The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.
122 Honeywell International, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: February 12, 2021	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Name

/s/ Darius E. Adamczyk	*
Darius E. Adamczyk Chairman and Chief Executive Officer (Principal Executive Officer)	Deborah Flint Director

*	*
Duncan B. Angove Director	Judd A. Gregg Director

*	*
William S. Ayer Director	Clive R. Hollick Director

*	*
Kevin Burke Director	Grace D. Lieblein Director

*	*
D. Scott Davis Director	Raymond T. Odierno Director

*	*
Linnet F. Deily Director	George Paz Director

*
Robin L. Washington Director

/s/ Gregory P. Lewis	/s/ Robert D. Mailloux
Gregory P. Lewis Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Robert D. Mailloux Vice President and Controller (Principal Accounting Officer)

*By:	/s/ Gregory P. Lewis
(Gregory P. Lewis Attorney-in-fact)
February 12, 2021
123 Honeywell International, Inc.

FORM 10-K CROSS-REFERENCE INDEX

124 Honeywell International, Inc.