Form 10-Q
period 2021-03-31
HONEYWELL INTERNATIONAL INC
filed 2021-04-23
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _____
Commission file number 1-8974
Honeywell International Inc.
(Exact name of registrant as specified in its charter)

Delaware		22-2640650
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

300 South Tryon Street		28202
Charlotte,	NC
(Address of principal executive offices)		(Zip Code)

(704)	627-6200
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
There were 694,555,603 shares of Common Stock outstanding at March 31, 2021.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
We describe many of the trends and other factors that drive our business and future results in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other parts of this report (including Part II, Item 1A Risk Factors). Such discussions contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are those that address activities, events or developments that management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ significantly from those envisaged by our forward-looking statements. We do not undertake to update or revise any of our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, including the impact of the coronavirus pandemic (COVID-19), that can affect our performance in both the near- and long-term. These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in this report and our 2020 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION
The financial statements and related footnotes as of March 31, 2021 should be read in conjunction with the financial statements for the year ended December 31, 2020 contained in our 2020 Annual Report on Form 10-K.

ITEM 1. FINANCIAL STATEMENTS
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions, except per share amounts)
Product sales	$6,409	$6,305
Service sales	2,045	2,158
Net sales	8,454	8,463
Costs, expenses and other
Cost of products sold	4,551	4,374
Cost of services sold	1,158	1,160
	5,709	5,534
Selling, general and administrative expenses	1,236	1,238
Other (income) expense	(442)	(317)
Interest and other financial charges	90	73
	6,593	6,528
Income before taxes	1,861	1,935
Tax expense (benefit)	413	329
Net income	1,448	1,606
Less: Net income attributable to the noncontrolling interest	21	25
Net income attributable to Honeywell	$1,427	$1,581
Earnings per share of common stock - basic	$2.05	$2.23
Earnings per share of common stock - assuming dilution	$2.03	$2.21

The Notes to Consolidated Financial Statements are an integral part of this statement.
1 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Net income	$1,448	$1,606
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	214	(276)
Prior service (credit) cost recognized	(22)	(20)
Pension and other postretirement benefit adjustments	(22)	(20)
Changes in fair value of available for sale investments	(3)	—
Cash flow hedges recognized in other comprehensive income (loss)	8	195
Less: Reclassification adjustment for gains (losses) included in net income	3	55
Changes in fair value of cash flow hedges	5	140
Other comprehensive income (loss), net of tax	194	(156)
Comprehensive income	1,642	1,450
Less: Comprehensive income attributable to the noncontrolling interest	22	18
Comprehensive income attributable to Honeywell	$1,620	$1,432

The Notes to Consolidated Financial Statements are an integral part of this statement.
2 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2021	December 31, 2020
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$11,718	$14,275
Short-term investments	942	945
Accounts receivable - net	6,675	6,827
Inventories	4,607	4,489
Other current assets	1,645	1,639
Total current assets	25,587	28,175
Investments and long-term receivables	746	685
Property, plant and equipment - net	5,547	5,570
Goodwill	16,981	16,058
Other intangible assets - net	3,799	3,560
Insurance recoveries for asbestos related liabilities	347	366
Deferred income taxes	762	760
Other assets	9,792	9,412
Total assets	$63,561	$64,586
LIABILITIES
Current liabilities:
Accounts payable	$5,792	$5,750
Commercial paper and other short-term borrowings	3,568	3,597
Current maturities of long-term debt	1,635	2,445
Accrued liabilities	6,955	7,405
Total current liabilities	17,950	19,197
Long-term debt	16,124	16,342
Deferred income taxes	2,309	2,113
Postretirement benefit obligations other than pensions	234	242
Asbestos-related liabilities	1,873	1,920
Other liabilities	6,812	6,975
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	7,505	7,292
Common stock held in treasury, at cost	(27,975)	(27,229)
Accumulated other comprehensive loss	(3,184)	(3,377)
Retained earnings	40,682	39,905
Total Honeywell shareowners’ equity	17,986	17,549
Noncontrolling interest	266	241
Total shareowners’ equity	18,252	17,790
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$63,561	$64,586

The Notes to Consolidated Financial Statements are an integral part of this statement.
3 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Cash flows from operating activities:
Net income	$1,448	$1,606
Less: Net income attributable to the noncontrolling interest	21	25
Net income attributable to Honeywell	1,427	1,581
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	171	153
Amortization	170	90
Gain on sale of non-strategic businesses and assets	(90)	—
Repositioning and other charges	141	62
Net payments for repositioning and other charges	(195)	(111)
Pension and other postretirement income	(293)	(212)
Pension and other postretirement benefit payments	(14)	(14)
Stock compensation expense	77	44
Deferred income taxes	63	(58)
Other	(96)	(179)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	143	41
Inventories	(158)	(163)
Other current assets	(66)	166
Accounts payable	57	(54)
Accrued liabilities	(359)	(407)
Net cash provided by (used for) operating activities	978	939
Cash flows from investing activities:
Expenditures for property, plant and equipment	(221)	(139)
Proceeds from disposals of property, plant and equipment	14	7
Increase in investments	(736)	(648)
Decrease in investments	612	843
Receipts (payments) from settlements of derivative contracts	140	287
Cash paid for acquisitions, net of cash acquired	(1,303)	—
Proceeds from sales of businesses, net of fees paid	190	—
Net cash provided by (used for) investing activities	(1,304)	350
Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	1,268	3,455
Payments of commercial paper and other short-term borrowings	(1,266)	(3,373)
Proceeds from issuance of common stock	67	66
Proceeds from issuance of long-term debt	23	1,127
Payments of long-term debt	(817)	(1,125)
Repurchases of common stock	(822)	(1,923)
Cash dividends paid	(640)	(635)
Other	(30)	(38)
Net cash provided by (used for) financing activities	(2,217)	(2,446)
Effect of foreign exchange rate changes on cash and cash equivalents	(14)	(189)
Net increase (decrease) in cash and cash equivalents	(2,557)	(1,346)
Cash and cash equivalents at beginning of period	14,275	9,067
Cash and cash equivalents at end of period	$11,718	$7,721

The Notes to Consolidated Financial Statements are an integral part of this statement.
4 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(Unaudited)

	Three Months Ended March 31,
	2021		2020
	Shares	$	Shares	$
	(In millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		7,292		6,876
Issued for employee savings and option plans		136		127
Stock-based compensation expense		77		44
Ending balance		7,505		7,047
Treasury stock
Beginning balance	(260.8)	(27,229)	(246.5)	(23,836)
Reacquired stock or repurchases of common stock	(4.0)	(822)	(11.7)	(1,923)
Issued for employee savings and option plans	1.8	76	2.4	116
Ending balance	(263.0)	(27,975)	(255.8)	(25,643)
Retained earnings
Beginning balance		39,905		37,693
Net income attributable to Honeywell		1,427		1,581
Dividends on common stock		(650)		(639)
Ending balance		40,682		38,635
Accumulated other comprehensive income (loss)
Beginning balance		(3,377)		(3,197)
Foreign exchange translation adjustment		213		(276)
Pension and other postretirement benefit adjustments		(22)		(20)
Changes in fair value of available for sale investments		(3)		—
Changes in fair value of cash flow hedges		5		140
Ending balance		(3,184)		(3,353)
Noncontrolling interest
Beginning balance		241		212
Acquisitions, divestitures, and other		—		(6)
Net income attributable to noncontrolling interest		21		25
Foreign exchange translation adjustment		1		(7)
Dividends paid		(1)		(3)
Contributions from noncontrolling interest holders		4		—
Ending balance		266		221
Total shareowners' equity	694.6	18,252	701.8	17,865
Cash dividends per share of common stock		$0.930		$0.900

The Notes to Consolidated Financial Statements are an integral part of this statement.
5 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) at March 31, 2021 and December 31, 2020, the cash flows for the three months ended March 31, 2021 and March 31, 2020, the results of operations for the three months ended March 31, 2021 and March 31, 2020 and the shareowners' equity for the three months ended March 31, 2021 and March 31, 2020. The results of operations for the three months ended March 31, 2021 and cash flows for the three months ended March 31, 2021 should not necessarily be taken as indicative of the entire year.
Honeywell reports its quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been Honeywell's practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires Honeywell's businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, Honeywell will provide appropriate disclosures. Honeywell's actual closing dates for the three months ended March 31, 2021 and March 31, 2020 were April 3, 2021 and March 28, 2020. We estimate that our sales in the first quarter of 2021 compared to the first quarter of 2020 include an approximate 3 percent benefit from additional reporting days in the current year period resulting from our normal quarterly closing procedures.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies of the Company are set forth in Note 1 to the Company's Consolidated Financial Statements contained in the Company’s 2020 Annual Report on Form 10-K. The Company includes herein certain updates to those policies.
RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year presentation.
RECENT ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our Consolidated Financial Statements.
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
In March 2020, the FASB issued guidance that provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the transition away from reference rates expected to be discontinued to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements. The Company does not expect the adoption of this standard to have a material impact on the Company’s Consolidated Financial Statements.
6 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 3. ACQUISITIONS AND DIVESTITURES
On February 12, 2021, the Company acquired 100% of the shares outstanding of Sparta Systems, a leading provider of enterprise quality management software for the life sciences industry, for $1,303 million. Sparta Systems is expected to further strengthen the Company's leadership in industrial automation, digital transformation solutions, and enterprise performance management software. The business is included within the Performance Materials and Technologies segment. The assets and liabilities acquired with Sparta Systems are included in the Consolidated Balance Sheet as of March 31, 2021, including $371 million of intangible assets and $1,036 million allocated to goodwill, which is non-deductible for tax purposes. The purchase accounting is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, tax balances, and certain pre-acquisition contingencies.
On March 15, 2021, the Company completed the sale of its retail footwear business in exchange for gross cash consideration of $230 million. The Company recognized a pre-tax gain of $90 million, which was recorded in Other (income) expense. The retail footwear business was previously included in the Safety and Productivity Solutions segment.
Please refer to Note 2 Acquisitions and Divestitures of Notes to Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for additional information regarding prior year.
NOTE 4. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
Honeywell generates revenue from a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following table and related discussions by operating segment for details.

	Three Months Ended March 31,
	2021	2020
Aerospace
Commercial Aviation Original Equipment	$431	$675
Commercial Aviation Aftermarket	910	1,385
Defense and Space	1,291	1,301
	2,632	3,361
Honeywell Building Technologies
Products	798	741
Building Solutions	560	540
	1,358	1,281
Performance Materials and Technologies
UOP	527	594
Process Solutions	1,096	1,151
Advanced Materials	723	652
	2,346	2,397
Safety and Productivity Solutions
Safety and Retail	743	502
Productivity Solutions and Services	343	287
Warehouse and Workflow Solutions	844	458
Advanced Sensing Technologies (formerly Sensing & Internet-of-Things)	188	177
	2,118	1,424
Net sales	$8,454	$8,463

7 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
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
Honeywell Building Technologies – A global provider of products, software, solutions and technologies that enable building owners and occupants to ensure their facilities are safe, energy efficient, sustainable and productive. Honeywell Building Technologies products and services include advanced software applications for building control and optimization; sensors, switches, control systems and instruments for energy management; access control; video surveillance; fire products; remote patient monitoring systems; and installation, maintenance and upgrades of systems. Honeywell Forge solutions enable our customers to digitally manage buildings, connecting data from different assets to enable smart maintenance, improve building performance and protect from incoming security threats.
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
Safety and Productivity Solutions – A global provider of products and software that improve productivity, workplace safety and asset performance to customers around the globe. Safety products include personal protective equipment (PPE), apparel, gear, and footwear designed for work, play and outdoor activities; gas detection technology; and cloud-based notification and emergency messaging. Productivity Solutions products and services include mobile devices and software for computing, data collection and thermal printing; supply chain and warehouse automation equipment, software and solutions; custom-engineered sensors, switches and controls for sensing and productivity solutions; and software-based data and asset management productivity solutions. Honeywell Forge solutions digitally automate processes to improve efficiency while reducing downtime and safety costs.
For a summary by disaggregated product and services sales for each segment, refer to Note 18 Segment Financial Data.
8 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The Company recognizes revenue from performance obligations to customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based off timing of recognition is as follows:

	Three Months Ended March 31,
	2021	2020
Products, transferred point in time	58%	61%
Products, transferred over time	18	14
Net product sales	76	75
Services, transferred point in time	7	9
Services, transferred over time	17	16
Net service sales	24	25
Net sales	100%	100%
CONTRACT BALANCES
The Company records progress on satisfying performance obligations to customers, and the related billings and cash collections, on the Consolidated Balance Sheet in Accounts receivable - net and Other assets (unbilled receivables (contract assets) and billed receivables) and Accrued liabilities and Other liabilities (customer advances and deposits (contract liabilities)). Unbilled receivables (contract assets) arise when the timing of cash collected from customers differs from the timing of revenue recognition, such as when contract provisions require specific milestones to be met before a customer can be billed. Unbilled receivable balance increases when the revenue associated with the contract is recognized prior to billing and decreases when billed in accordance with the terms of the contract. Contract liabilities increase when customers remit contractual cash payments in advance of the Company satisfying performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period of time. Contract liabilities decrease when revenue is recorded, either when a milestone is met triggering the contractual right to bill or when the performance obligation is satisfied.
Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.
The following table summarizes the Company's contract assets and liabilities balances:

	2021	2020
Contract assets - January 1	$1,618	$1,602
Contract assets - March 31	1,789	1,699
Change in contract assets - increase (decrease)	$171	$97

Contract liabilities - January 1	$(4,033)	$(3,501)
Contract liabilities - March 31	(3,994)	(3,506)
Change in contract liabilities - decrease (increase)	$39	$(5)

Net change	$210	$92
The net change for the three months ended March 31, 2021 and 2020 was primarily driven by the recognition of revenue as performance obligations were satisfied prior to billing exceeding receipt of advance payments from customers.
For the three months ended March 31, 2021 and 2020, the Company recognized revenue of $1,120 million and $888 million that was previously included in the beginning balance of contract liabilities.
When contracts are modified to account for changes in contract specifications and requirements, the Company considers whether the modification either creates new or changes the existing enforceable rights and obligations. Contract modifications that are for goods or services that are not distinct from the existing contract, due to the significant integration with the original good or service provided, are accounted for as if they were part of that
9 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
existing contract. The effect of a contract modification on the transaction price, and the Company's measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. When the modifications include additional performance obligations that are distinct and at relative stand-alone selling price, they are accounted for as a new contract and performance obligation, which are recognized prospectively.
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
The following table outlines the Company's remaining performance obligations disaggregated by segment:

March 31, 2021
Aerospace	$9,055
Honeywell Building Technologies	6,564
Performance Materials and Technologies	7,076
Safety and Productivity Solutions	4,044
$26,739

Performance obligations recognized as of March 31, 2021 will be satisfied over the course of future periods. The Company's disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 55% and 45%, respectively.
The timing of satisfaction of the Company's performance obligations does not significantly vary from the typical timing of payment. Typical payment terms of the Company's fixed-price over time contracts include progress payments based on specified events or milestones, or based on project progress. For some contracts we may be entitled to receive an advance payment.
The Company applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.

10 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 5. REPOSITIONING AND OTHER CHARGES
A summary of repositioning and other charges follows:

	Three Months Ended March 31,
	2021	2020
Severance	$28	$66
Asset impairments	42	2
Exit costs	49	15
Reserve adjustments	1	(13)
Total net repositioning charge	120	70
Asbestos related litigation charges, net of insurance and reimbursements	21	11
Probable and reasonably estimable environmental liabilities, net of reimbursements	5	8
Other	(5)	(27)
Total net repositioning and other charges	$141	$62

The following table summarizes the pretax distribution of total net repositioning and other charges by classification:

	Three Months Ended March 31,
	2021	2020
Cost of products and services sold	$98	$20
Selling, general and administrative expenses	43	42
	$141	$62

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended March 31,
	2021	2020
Aerospace	$48	$11
Honeywell Building Technologies	5	25
Performance Materials and Technologies	5	21
Safety and Productivity Solutions	37	6
Corporate	46	(1)
	$141	$62

In the three months ended March 31, 2021, we recognized gross repositioning charges totaling $119 million including severance costs of $28 million related to workforce reductions of 1,021 manufacturing and administrative positions mainly in our Aerospace and Safety and Productivity Solutions segments. The workforce reductions were primarily related to site transitions, mainly in Aerospace, to more cost-effective locations and to our productivity and ongoing functional transformation initiatives. The repositioning charge included asset impairments of $42 million primarily related to the write-down of certain manufacturing and other equipment due to their planned disposition. The repositioning charge included exit costs of $49 million primarily for closure obligations associated with site transitions, lease exit obligations for certain equipment in Corporate and current period exit costs incurred for previously approved repositioning projects.
In the three months ended March 31, 2020, we recognized gross repositioning charges totaling $83 million including severance costs of $66 million related to workforce reductions of 2,124 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to our productivity and ongoing functional transformation initiatives.
11 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the status of the Company's total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2020	$527	$—	$74	$601
Charges	28	42	49	119
Usage - cash	(84)	—	(21)	(105)
Usage - noncash	—	(42)	—	(42)
Foreign currency translation	(3)	—	(2)	(5)
Adjustments	1	—	—	1
Balance at March 31, 2021	$469	$—	$100	$569
Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the three months ended March 31, 2021 and 2020 were $10 million and $11 million, respectively.
NOTE 6. INCOME TAXES
The effective tax rate increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily from tax benefits realized in the prior year as a result of tax law changes in India and the resolution of certain U.S. tax matters. Other changes to the tax rate include tax benefits for employee share-based compensation and the resolution of certain foreign tax matters in the current year.
The effective tax rate for the three months ended March 31, 2021 was higher than the U.S. federal statutory rate of 21% primarily due to incremental tax reserves and states taxes, partially offset by tax benefits for employee share based compensation and the resolution of certain foreign tax matters.
NOTE 7. ACCOUNTS RECEIVABLE - NET

	March 31, 2021	December 31, 2020
Trade	$6,874	$7,029
Less - Allowance for doubtful accounts	(199)	(202)
	$6,675	$6,827
Trade receivables include $1,750 million and $1,589 million of unbilled balances under long-term contracts as of March 31, 2021 and December 31, 2020. These amounts are billed in accordance with the terms of the customer contracts to which they relate.
NOTE 8. INVENTORIES

	March 31, 2021	December 31, 2020
Raw materials	$1,152	$1,079
Work in process	811	798
Finished products	2,644	2,612
	$4,607	$4,489

12 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 9. LONG-TERM DEBT AND CREDIT AGREEMENTS

	March 31, 2021	December 31, 2020
4.25% notes due 2021	$—	$800
1.85% notes due 2021	1,500	1,500
0.483% notes due 2022	2,500	2,500
2.15% notes due 2022	600	600
Floating rate notes due 2022	1,100	1,100
1.30% Euro notes due 2023	1,471	1,534
3.35% notes due 2023	300	300
0.00% Euro notes due 2024	589	614
2.30% notes due 2024	750	750
1.35% notes due 2025	1,250	1,250
2.50% notes due 2026	1,500	1,500
2.25% Euro notes due 2028	883	920
2.70% notes due 2029	750	750
1.95% notes due 2030	1,000	1,000
0.75% Euro notes due 2032	589	614
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
2.80% notes due 2050	750	750
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 8.2% weighted average interest rate maturing at various dates through 2025	188	266
	17,759	18,787
Less-current portion	(1,635)	(2,445)
	$16,124	$16,342
On August 19, 2020, the Company issued $2.5 billion 0.483% Senior Notes due 2022 and $500 million Floating Rate Senior Notes due 2022 (collectively, the 2022 Callable Notes). The $500 million Floating Rate Senior Notes due 2022 were issued at a variable interest rate equal to the three-month LIBOR plus the applicable margin of 0.23%. The Company may redeem the 2022 fixed rate notes at any time, in whole or in part, at the Company's option. The Company may redeem the 2022 floating rate notes at any time, in whole or in part, on or after August 19, 2021. The offering provided gross proceeds of $3.0 billion, offset by $10 million in discount and closing costs related to the offering. The Company used the proceeds of the offering to repay $3.0 billion of borrowings under the Term Loan Agreement (defined below).
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
13 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
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
On March 1, 2021, the Company paid its 4.25% notes due 2021.
On February 21, 2020, the Company paid its 0.65% Euro notes due 2020.
On March 31, 2021, the Company entered into a $4.0 billion Amended and Restated Five Year Credit Agreement (the 5-Year Credit Agreement) with a syndicate of banks. The 5-Year Credit Agreement is maintained for general corporate purposes. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 5-Year Credit Agreement amended and restated the previously reported $4.0 billion amended and restated five year credit agreement dated as of April 26, 2019 (the Prior 5-Year Agreement).
On March 31, 2021, the Company entered into a $1.5 billion 364-Day Credit Agreement (the 364-Day Credit Agreement) with a syndicate of banks. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 30, 2022, unless (i) Honeywell elects to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 30, 2023, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 364-Day Credit Agreement is maintained for general corporate purposes and replaces the previously reported $1.5 billion 364-day credit agreement dated as of April 10, 2020 (the Prior 364-Day Agreement), which was terminated in accordance with its terms effective March 31, 2021.
On March 26, 2020, the Company entered into a Delayed Draw Term Loan Agreement (the Term Loan Agreement) with a syndicate of banks. The Term Loan Agreement provided for a two-year, delayed draw term loan facility in the aggregate principal amount of $6.0 billion. Effective May 22, 2020, the Company permanently reduced the undrawn commitments under the Term Loan Agreement by an aggregate amount of $3.0 billion. On June 24, 2020, the Company drew on the remaining $3.0 billion of commitments under the Term Loan Agreement at a variable interest rate equal to the one-month LIBOR plus the applicable margin of 1.25%. The draw provided gross proceeds of $3.0 billion, offset by $7 million in closing costs related to the borrowing. On August 20, 2020 the Company prepaid the outstanding principal amount of $3.0 billion, using the proceeds from the offering of the 2022 Callable Notes. As of August 21, 2020, there were no borrowings outstanding or commitments remaining under the Term Loan Agreement.
As of March 31, 2021, there were no outstanding borrowings under the 5-Year Credit Agreement or the 364-Day Credit Agreement.

14 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 10. LEASES
The Company's operating and finance lease portfolio is described in Note 11 Leases of Notes to Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2021	2020
Net right-of-use assets obtained in exchange for lease obligations:
Operating leases	$33	$68
Finance leases	3	3

Supplemental balance sheet information related to leases was as follows:

	March 31, 2021	December 31, 2020
Operating leases
Other assets	$774	$773
Accrued liabilities	187	187
Other liabilities	640	641
Total operating lease liabilities	$827	$828
Finance leases
Property, plant and equipment	$351	$357
Accumulated depreciation	(185)	(180)
Property, plant and equipment - net	$166	$177
Current maturities of long-term debt	59	60
Long-term debt	114	124
Total finance lease liabilities	$173	$184

15 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
Our credit, market, foreign currency and interest rate risk management policies are described in Note 12 Derivative Instruments and Hedging Transactions of Notes to Consolidated Financial Statements in our 2020 Annual Report on Form 10-K. All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Accrued liabilities or Other liabilities.
The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020:

	Notional		Fair Value Asset		Fair Value (Liability)
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Derivatives in Fair Value Hedging Relationships:
Interest rate swap agreements	$3,150	$3,950	$100	$194	$—	$—
Derivatives in Cash Flow Hedging Relationships:
Foreign currency exchange contracts	422	488	15	65	—	(58)
Derivatives in Net Investment Hedging Relationships:
Foreign currency exchange contracts	792	806	49	45	(3)	(1)
Cross currency swap agreements	1,200	1,200	—	—	(5)	(50)
Total Derivatives Designated as Hedging Instruments	5,564	6,444	164	304	(8)	(109)
Derivatives Not Designated as Hedging Instruments:
Foreign currency exchange contracts	13,403	14,829	161	92	(163)	(91)
Total Derivatives at Fair Value	$18,967	$21,273	$325	$396	$(171)	$(200)
In addition to the derivative instruments listed above, certain of the Company's foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $4,235 million and $4,414 million as of March 31, 2021 and December 31, 2020.
The following table sets forth the amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

Line in the Consolidated Balance Sheet of Hedged Item	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Long-term debt	$3,250	$4,144	$100	$194
16 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following tables summarize the location and impact to the Consolidated Statement of Operations related to derivative instruments:

	Three Months Ended March 31, 2021
	Revenue	Cost of Products and Services Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$8,454	$5,709	$1,236	$(442)	$90
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	1	1	2	—	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged items	—	—	—	—	94
Derivatives designated as hedges	—	—	—	—	(94)
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	4
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	60	—
17 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Three Months Ended March 31, 2020
	Revenue	Cost of Products and Services Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$8,463	$5,534	$1,238	$(317)	$73
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	—	27	—	40	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	4	—	8	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged items	—	—	—	—	(205)
Derivatives designated as hedges	—	—	—	—	205
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	5
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	284	—

The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

Derivatives Net Investment Hedging Relationships	Three Months Ended March 31,
	2021	2020
Euro-denominated long-term debt	$150	$124
Euro-denominated commercial paper	30	70
Cross currency swap	44	(26)
Foreign currency exchange contracts	(2)	84

18 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 12. FAIR VALUE MEASUREMENTS
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
The following table sets forth the Company’s financial assets and liabilities accounted for at fair value on a recurring basis:

	March 31, 2021	December 31, 2020
Assets:
Foreign currency exchange contracts	$225	$202
Available for sale investments	1,122	1,118
Interest rate swap agreements	100	194
Liabilities:
Foreign currency exchange contracts	$166	$150
Cross currency swap agreements	5	50
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
The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper, and short-term borrowings approximates fair value.
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$161	$155	$137	$132
Liabilities
Long-term debt and related current maturities	$17,759	$18,861	$18,787	$20,176
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

19 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 13. EARNINGS PER SHARE

	Three Months Ended March 31,
Basic	2021	2020
Net income attributable to Honeywell	$1,427	$1,581
Weighted average shares outstanding	696.2	709.6
Earnings per share of common stock - basic	$2.05	$2.23

	Three Months Ended March 31,
Assuming Dilution	2021	2020
Net income attributable to Honeywell	$1,427	$1,581
Average Shares
Weighted average shares outstanding	696.2	709.6
Dilutive securities issuable - stock plans	8.3	7.4
Total weighted average diluted shares outstanding	704.5	717.0
Earnings per share of common stock - assuming dilution	$2.03	$2.21
The diluted earnings per share calculations exclude the effect of stock options when the options’ exercise price exceed the average market price of the common shares during the period. For the three months ended March 31, 2021 and 2020, the weighted average number of stock options excluded from the computations were 1.0 million and 4.3 million. These stock options were outstanding at the end of each of the respective periods.
As of March 31, 2021 and 2020, total shares outstanding were 694.6 million and 701.8 million and as of March 31, 2021 and 2020, total shares issued were 957.6 million.

20 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2020	$(2,780)	$(601)	$4	$—	$(3,377)
Other comprehensive income (loss) before reclassifications	216	—	(3)	8	221
Amounts reclassified from accumulated other comprehensive income	(3)	(22)	—	(3)	(28)
Net current period other comprehensive income (loss)	213	(22)	(3)	5	193
Balance at March 31, 2021	$(2,567)	$(623)	$1	$5	$(3,184)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2019	$(2,566)	$(675)	$—	$44	$(3,197)
Other comprehensive income (loss) before reclassifications	(273)	—	—	195	(78)
Amounts reclassified from accumulated other comprehensive income	(3)	(20)	—	(55)	(78)
Net current period other comprehensive income (loss)	(276)	(20)	—	140	(156)
Balance at March 31, 2020	$(2,842)	$(695)	$—	$184	$(3,353)

NOTE 15. COMMITMENTS AND CONTINGENCIES
ENVIRONMENTAL MATTERS
Our environmental matters are described in Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.
The following table summarizes information concerning our recorded liabilities for environmental costs:

Balance at December 31, 2020	$660
Accruals for environmental matters deemed probable and reasonably estimable	41
Environmental liability payments	(79)
Other	1
Balance at March 31, 2021	$623

21 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Environmental liabilities are included in the following balance sheet accounts:

	March 31, 2021	December 31, 2020
Accrued liabilities	$225	$225
Other liabilities	398	435
	$623	$660
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
Reimbursements associated with this agreement are collected from Resideo quarterly and were $35 million in the three months ended March 31, 2021 and offset operating cash outflows incurred by the Company. As the Company incurs costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90% of such costs is also recorded. This receivable amount recorded in the three months ended March 31, 2021 was $36 million. As of March 31, 2021, Other Current Assets and Other Assets included $140 million and $452 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.
ASBESTOS MATTERS
Honeywell is named in asbestos-related personal injury claims related to North American Refractories Company (NARCO), which was sold in 1986, and the Bendix Friction Materials (Bendix) business, which was sold in 2014.
The following tables summarize information concerning NARCO and Bendix asbestos-related balances:
ASBESTOS RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2020	$1,441	$779	$2,220
Accrual for update to estimated liability	10	8	18
Asbestos-related liability payments	(35)	(30)	(65)
March 31, 2021	$1,416	$757	$2,173
INSURANCE RECOVERIES FOR ASBESTOS RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2020	$148	$254	$402
Probable insurance recoveries related to estimated liability	—	—	—
Insurance receipts for asbestos-related liabilities	(5)	(14)	(19)
Insurance receivables settlements	—	—	—
March 31, 2021	$143	$240	$383
22 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NARCO and Bendix asbestos-related balances are included in the following balance sheet accounts:

	March 31, 2021	December 31, 2020
Other current assets	$36	$36
Insurance recoveries for asbestos related liabilities	347	366
	$383	$402
Accrued liabilities	$300	$300
Asbestos-related liabilities	1,873	1,920
	$2,173	$2,220
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
23 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
With three years of sufficiently reliable claims data, the Company updated its estimate of the NARCO asbestos liability utilizing claims data from January 1, 2018 through December 31, 2020. The Company utilized an asbestos liability valuation specialist to support our preparation of the NARCO asbestos liability estimates. Our estimates, which involve significant management judgment, include consideration of multiple scenarios, including a scenario adjusting for the impact of the COVID-19 pandemic on the Trust's ability to process claims during 2020. The estimate for the resolution of asserted Annual Contribution Claims and Pre-Established Unliquidated Claims uses average payment values for the relevant historical period. For unasserted claims, the estimate is based on historic and anticipated claims filing experience and payment rates, disease classifications and type of claim, and average payment values by the Trust for the relevant historical period. The Company's estimate also includes all years of epidemiological disease projection through 2059.
The liability reflects an estimate for the resolution of Annual Contribution Claims and Pre-Established Unliquidated Claims filed with the Trust, as well as for unasserted Annual Contribution Claims and Pre-Established Unliquidated Claims. The NARCO asbestos liability excludes the annual operating expenses of the Trust which are expensed as they are incurred.
The Company's NARCO related insurance receivable reflects coverage which reimburses Honeywell for portions of NARCO-related claims and defense costs. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Honeywell's NARCO related insurance receivable is an estimate of the probable amount of insurance that is recoverable for asbestos claims. Most of our insurance carriers remain solvent. However, select individual insurance carriers are now insolvent, which we have considered in our analysis of probable recoveries. Our judgments related to our insurance carriers and insurance coverages are reasonable and consistent with Honeywell's historical dealings and Honeywell's knowledge of any pertinent solvency issues surrounding insurers.
Bendix Products – Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix-related asbestos claims activity:

	Three Months Ended March 31,	Years Ended December 31,
Claims Activity	2021	2020	2019
Claims unresolved at the beginning of period	6,242	6,480	6,209
Claims filed	617	2,233	2,659
Claims resolved	(486)	(2,471)	(2,388)
Claims unresolved at the end of period	6,373	6,242	6,480

	March 31,	December 31,
Disease Distribution of Unresolved Claims	2021	2020	2019
Mesothelioma and other cancer claims	3,566	3,422	3,399
Nonmalignant claims	2,807	2,820	3,081
Total claims	6,373	6,242	6,480

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in whole dollars)
Malignant claims	$61,500	$50,200	$55,300	$56,000	$44,000
Nonmalignant claims	$550	$3,900	$4,700	$2,800	$4,485
It is not possible to predict whether resolution values for Bendix-related asbestos claims will increase, decrease or stabilize in the future.
24 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The Consolidated Financial Statements reflect an estimated liability for resolution of asserted (claims filed as of the financial statement date) and unasserted Bendix-related asbestos claims, which exclude the Company’s ongoing legal fees to defend such asbestos claims which will continue to be expensed as they are incurred.
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
GARRETT MATTER
In conjunction with the Garrett spin-off, the Company entered into a binding indemnification and reimbursement agreement (Garrett Indemnity) with a Garrett subsidiary, pursuant to which Garrett’s subsidiary has an ongoing obligation to make cash payments to Honeywell in amounts equal to (i) 90% of Honeywell’s asbestos-related liability payments primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments, including the legal costs of defending and resolving such liabilities, less (ii) 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The amount payable to Honeywell in respect of such liabilities arising in any given year is subject to a cap of approximately Euro 150 million (equivalent to $175 million at the time the Garrett Indemnity was entered into). The obligation under the terms of the Garrett Indemnity continues until the earlier of December 31, 2048, or December 31 of the third consecutive year during which the annual obligation is less than the Euro equivalent, at the fixed exchange rate at the time the Garrett Indemnity was entered into, of $25 million.
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
25 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
On September 20, 2020, Garrett and 36 of its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On September 24, 2020, Garrett moved the existing State Court litigation against Honeywell to the Bankruptcy Court. Honeywell again moved to dismiss all of Garrett’s claims on October 13, 2020. On November 2, 2020, Garrett filed a motion seeking to establish procedures to estimate the value of Honeywell’s claims. Honeywell objected to the motion. On November 18, 2020, the Bankruptcy Court held a hearing on the motion to establish procedures with respect to Honeywell’s claims and the motion to dismiss. The Bankruptcy Court did not rule on the motion to dismiss but suggested that two weeks be set aside in February 2021 for an evidentiary hearing to establish the actual allowed amount or net amount of Honeywell’s claim against Garrett. Honeywell and Garrett agreed to proceed with the estimation of Honeywell’s claims but later agreed to suspend the estimation process pending the settlement and release of Honeywell’s claims in connection with the confirmation of a plan of reorganization as discussed below. We continue to believe we have fully complied with our obligations under the Garrett Indemnity and the Tax Matters Agreement and that both agreements are valid and enforceable.
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
In October 2020, the Bankruptcy Court approved the bidding procedures and the Stalking Horse Agreement (as amended), and Garrett conducted a marketing and auction process through January 8, 2021. On January 11, 2021, after further revisions to the Initial COH Proposal, Garrett determined that the revised proposal (the Final COH Proposal) was higher and better than all other proposals received and entered into a plan support agreement (the Plan Support Agreement), pursuant to which all parties agreed to pursue Bankruptcy Court confirmation of the Final COH Proposal. KPS Capital Partners, LP subsequently terminated the Stalking Horse Agreement with Garrett.
As set forth in the Plan Support Agreement, the Final COH Proposal, which will be implemented through Garrett’s chapter 11 plan (the Plan) provides that, if the Plan is confirmed by the Bankruptcy Court (scheduled Plan confirmation hearing date is April 23, 2021), Honeywell will receive from Garrett on the effective date of the Plan an initial payment of $375 million in cash and Series B Preferred Stock, which will provide for cash payments to Honeywell of approximately $35 million in 2022 and $100 million per year from 2023 to 2030 (inclusive), subject to various put and call rights set forth therein. The initial cash payment, together with the Series B Preferred Stock, would be paid/issued in full and final satisfaction of Garrett’s obligations to Honeywell under the Garrett Indemnity and the Tax Matters Agreement. Upon Garrett’s emergence from bankruptcy, both agreements would be terminated, Honeywell and Garrett would mutually release each other from the claims asserted in all pending legal actions, and all pending litigation with Garrett in connection with those agreements will be resolved. In light of these developments, the hearing scheduled to estimate Honeywell’s claims and the adversary proceeding seeking to
26 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
invalidate the Indemnity Agreement have been stayed and all related litigation suspended. If the Plan is confirmed by the Bankruptcy Court, both proceedings will be dismissed with prejudice on the effective date of the Plan.
We regularly review the aggregate carrying value of the receivable amounts due in connection with the Garrett Indemnity and the Tax Matters Agreement. Because Garrett is now a party to the Plan Support Agreement, we believe the present value of payments to Honeywell under the Plan, discounted at a rate reflective of the terms of the agreement, is an appropriate estimate of receivable amounts. As of December 31, 2020, Other Current Assets and Other Assets included $10 million and $949 million, respectively, for the short-term and long-term portion of the receivable amount due from the Garrett Indemnity and Tax Matters Agreement. During the three months ended March 31, 2021, there were no adjustments to the carrying value of the receivable.
There can be no assurance that the Plan will be confirmed by the Bankruptcy Court or that Garrett will be able to substantially consummate the restructuring transactions contemplated in the Plan. The ultimate outcome of the bankruptcy process is uncertain. Depending on the transaction and/or plan of reorganization ultimately approved and confirmed by the Bankruptcy Court, the amount collected could differ from the receivable amounts currently recorded in our financial statements. There can be no assurance that recording an additional adjustment (positive or negative) against the remaining receivable amounts in whole or in part (together with a related statement of operations charge) will not be necessary in a future period or periods. Honeywell will continue to participate in the Bankruptcy Court proceedings in order to appropriately assess and enforce our rights in this matter. Should the Plan not be confirmed in the form currently contemplated, Honeywell intends to vigorously defend its rights to collect amounts due under the Garrett Indemnity and Tax Matters Agreement with Garrett.
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
Petrobras and Unaoil – We are cooperating with certain investigations by the U.S. Department of Justice (DOJ), the Securities and Exchange Commission (SEC) and the Brazilian authorities relating to our use of third parties who previously worked for our UOP business in Brazil in relation to Petróleo Brasileiro S.A. (Petrobras). The investigations are focused on compliance with the U.S. Foreign Corrupt Practices Act and similar Brazilian laws, and involve, among other things, document production and interviews with former and current management and employees. The DOJ and the SEC are also examining a matter involving a foreign subsidiary’s prior engagement of Unaoil S.A.M. in Algeria. We are cooperating with the authorities in each of the above matters. While we cannot predict the outcome of these matters, based on the facts currently known to us, we do not anticipate that these matters will have a material adverse effect on our financial condition, results of operations, or cash flows.
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
27 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 16. PENSION BENEFITS
Net periodic pension benefit costs for the Company's significant defined benefit plans include the following components:

	U.S. Plans
	Three Months Ended March 31,
	2021	2020
Service cost	$26	$25
Interest cost	77	115
Expected return on plan assets	(305)	(284)
Amortization of prior service (credit)	(11)	(11)
	$(213)	$(155)

	Non-U.S. Plans
	Three Months Ended March 31,
	2021	2020
Service cost	$7	$6
Interest cost	19	26
Expected return on plan assets	(87)	(84)
Amortization of prior service (credit)	—	—
	$(61)	$(52)

NOTE 17. OTHER (INCOME) EXPENSE

	Three Months Ended March 31,
	2021	2020
Interest income	$(19)	$(44)
Pension ongoing income – non-service	(310)	(237)
Other postretirement income – non-service	(17)	(13)
Equity income of affiliated companies	(14)	(12)
Gain on sale of non-strategic business and assets	(90)	—
Foreign exchange	5	(12)
Other (net)	3	1
	$(442)	$(317)

NOTE 18. SEGMENT FINANCIAL DATA
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
28 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Net sales
Aerospace
Products	$1,515	$2,079
Services	1,117	1,282
Total	2,632	3,361
Honeywell Building Technologies
Products	1,009	970
Services	349	311
Total	1,358	1,281
Performance Materials and Technologies
Products	1,869	1,914
Services	477	483
Total	2,346	2,397
Safety and Productivity Solutions
Products	2,016	1,342
Services	102	82
Total	2,118	1,424
	$8,454	$8,463
Segment profit
Aerospace	$762	$937
Honeywell Building Technologies	305	262
Performance Materials and Technologies	434	512
Safety and Productivity Solutions	303	178
Corporate	(29)	(41)
Total segment profit	1,775	1,848
Interest and other financial charges	(90)	(73)
Stock compensation expense(a)	(77)	(44)
Pension ongoing income(b)	276	198
Other postretirement income(b)	17	13
Repositioning and other charges(c)	(141)	(62)
Other(d)	101	55
Income before taxes	$1,861	$1,935

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
(d)     Amounts include the other components of Other (income) expense not included within other categories in this reconciliation. Equity income of affiliated companies is included in segment profit.

29 Honeywell International Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions)

The following Management Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the three months (quarter) ended March 31, 2021. The financial information as of March 31, 2021 should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2020 contained in our 2020 Annual Report on Form 10-K. See Note 1 Basis of Presentation of Notes to Financial Statements for discussion on the estimated impact from additional reporting days resulting from our normal quarterly closing procedures. See Note 3 Acquisitions and Divestitures of Notes to Consolidated Financial Statements for a discussion of acquisition and divestiture activity during the quarter ended March 31, 2021.
COVID-19 UPDATE
Our business faced significant disruptions due to the COVID-19 pandemic in 2020 and the resulting global recession, causing a slow-down in demand for many of our products and services. Although many jurisdictions worldwide authorized the emergency use of vaccines as a method to limit and control infections, as of March 31, 2021, the pandemic continues to impact our business as vaccination efforts continue to face challenges and new variants of the virus continue to emerge. When compared to the three months ended March 31, 2020, the pandemic resulted in a decline of sales for the Aerospace and Performance Materials and Technologies segments. Sales for the Safety and Productivity Solutions segment continue to benefit from significant demand for our respiratory PPE and warehouse automation services, and the Honeywell Building Technologies segment is showing early signs of improvement as our customers prepare to safely return to the office, school, and travel.
We remain cautious as many factors remain unpredictable. We actively monitor and respond to the changing conditions created by the pandemic, with focus on prioritizing the health and safety of our employees, dedicating resources to support our communities, and innovating to address our customers’ needs. During the three months ended March 31, 2021, we made the following commitments to our employees and communities:
•In January 2021, Honeywell, Atrium Health, Tepper Sports & Entertainment and Charlotte Motor Speedway launched a unique public-private initiative, with support from North Carolina Governor Roy Cooper, Charlotte Mayor Vi Lyles and leaders from Mecklenburg County, to optimize mass vaccination events. The partnership has fully vaccinated more than 46,000 people.
•In February 2021, we sponsored a week-long vaccination program in the Phoenix area, supported by volunteers from our Aerospace business.
•We announced that we will continue to pay out-of-pocket prescribed coronavirus testing costs for all employees worldwide and treatment costs incurred by employees and their dependents enrolled in Honeywell medical plans through December 31, 2021. This is an extension beyond our previously communicated end date of March 31.
We continue to monitor COVID-19 infection rates globally and acknowledge the risk of new surges in COVID-19 infections. Please see section titled Risk Factors in our 2020 Annual Report on Form 10-K for discussion of risks associated with the COVID-19 pandemic. A discussion of the impact of COVID-19 can also be found in the Review of Business Segments section of this Management Discussion and Analysis.

30 Honeywell International Inc.

RESULTS OF OPERATIONS
Consolidated Financial Results

Three Months Ended March 31
$8,454
$8,463
$5,709
$5,534
$1,236
$1,238
$1,427
$1,581
Net Sales
Cost of Products and Services Sold
Selling, General and Administrative Expenses
Net Income Attributable to Honeywell
2021
2020

Net Sales by Segment

Three Months Ended March 31
$8,454
$2,632
$1,358
$2,346
$2,118
2021
$8,463
$3,361
$1,281
$2,397
$1,424
2020
Aerospace
Honeywell Building Technologies
Performance Materials and Technologies
Safety and Productivity Solutions

31 Honeywell International Inc.

Segment Profit by Segment

Three Months Ended March 31
$1,775
$762
$305
$434
$303
$(29)
2021
$1,848
$937
$262
$512
$178
$(41)
2020
Aerospace
Honeywell Building Technologies
Performance Materials and Technologies
Safety and Productivity Solutions
Corporate

32 Honeywell International Inc.

CONSOLIDATED OPERATING RESULTS
Net Sales
The change in net sales was attributable to the following:

Q1 2021 vs. Q1 2020
Volume	(4)%
Price	2%
Foreign Currency Translation	2%
Acquisitions/Divestitures	—%
—%
Q1 2021 compared to Q1 2020
A discussion of net sales by segment can be found in the Review of Business Segments section of this Management Discussion and Analysis.
Net sales is largely unchanged. The overall mix of sales between our business segments changed, driven by the following:
•Lower sales volumes across our Aerospace segment due to the impact of the global recession attributable to COVID-19,
•Offset by increased demand for our respiratory PPE and warehouse automation businesses in the Safety and Productivity Solutions segment.
The favorable impact of foreign currency translation in the quarter is driven by the weakening of the U.S. Dollar against the currencies of the majority of our international markets, primarily the Euro, Chinese Renminbi, British Pound, Australian Dollar, and Canadian Dollar.

33 Honeywell International Inc.

Cost of Products and Services Sold
Q1 2021 compared to Q1 2020
Cost of products and services sold increased due to the following:
•Higher direct material costs of approximately $170 million and higher repositioning and other charges of approximately $80 million,
•Partially offset by lower labor costs of approximately $100 million.
Gross Margin
Q1 2021 compared to Q1 2020
Gross margin and Gross margin as a percentage of net sales decreased due to the following:
•A larger portion of our sales was driven by our Safety and Productivity Solutions segment,
•Higher repositioning and other charges of approximately $80 million, and
•Lower gross margins in our Performance Materials and Technologies segment,
•Partially offset by gross margin expansion in our Aerospace and Honeywell Building Technologies segments.

34 Honeywell International Inc.

Selling, General and Administrative Expenses

Q1 2021 compared to Q1 2020
Selling, general and administrative expenses and Selling, general and administrative expenses as a percentage of net sales were largely unchanged.
•Cost savings from repositioning actions resulted in lower expenses,
•Offset by the unfavorable impact of foreign currency translation and higher share-based compensation expense.
Other (Income) Expense

	Three Months Ended March 31,
	2021	2020
Other (income) expense	$(442)	$(317)
Q1 2021 compared to Q1 2020
Other income increased due to the following:
•Gain on sale of the retail footwear business and higher pension income,
•Partially offset by lower interest income and lower foreign exchange income.
35 Honeywell International Inc.

Tax Expense
Q1 2021 compared to Q1 2020
The effective tax rate increased primarily from tax benefits realized in the prior year as a result of tax law changes in India and the resolution of certain U.S. tax matters.
The effective tax rate for the three months ended March 31, 2021 was higher than the U.S. federal statutory rate of 21% primarily due to incremental tax reserves and states taxes, partially offset by tax benefits for employee share-based compensation and the resolution of certain foreign tax matters.
The effective tax rate for the three months ended March 31, 2020 was lower than the U.S. federal statutory rate of 21% primarily from foreign earnings taxed at lower foreign tax rates, tax law changes in India and the resolution of certain U.S. tax matters, partially offset by incremental tax reserves and state taxes.
Net Income Attributable to Honeywell
Q1 2021 compared to Q1 2020
Earnings per share of common stock–assuming dilution decreased, driven by the following:
•Higher repositioning and other charges,
•Lower segment profit,
•Higher income taxes,
•Higher share-based compensation expense and lower interest income,
•Partially offset by a gain on sale of the retail footwear business and higher pension income.

36 Honeywell International Inc.

REVIEW OF BUSINESS SEGMENTS
We globally manage our business operations through four segments: Aerospace, Honeywell Building Technologies, Performance Materials and Technologies, and Safety and Productivity Solutions.
AEROSPACE

	Three Months Ended March 31,
	2021	2020	% Change
Net sales	$2,632	$3,361	(22)%
Cost of products and services sold	1,656	2,199
Selling, general and administrative and other expenses	214	225
Segment profit	$762	$937	(19)%

	2021 vs. 2020
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic(1)	(22)%	(19)%
Foreign currency translation	—%	—%
Acquisitions, divestitures and other, net	—%	—%
Total % change	(22)%	(19)%
(1) Organic sales % change is defined as the change in net sales, excluding the impact on sales from foreign currency translation and acquisitions, net of divestitures. We believe this measure is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends.
37 Honeywell International Inc.

Q1 2021 compared to Q1 2020
Sales decreased due to lower sales volumes as the decline in global travel and flight hours negatively impacted many of our customers, resulting in lower demand for our products from OEMs and reduced demand for our aftermarket products and services.
•Commercial Aviation Original Equipment sales decreased 36% (decreased 37% organic) in the quarter due to lower demand from air transport and regional and business aviation.
•Commercial Aviation Aftermarket sales decreased 34% (decreased 34% organic) in the quarter due to lower demand in air transport and regional and business aviation.
•Defense and Space sales decreased 1% (decreased 2% organic) in the quarter driven by lower sales volumes in international defense.
Segment profit decreased in the quarter driven by lower sales volumes partially offset by favorable pricing. Cost of products and services sold decreased in the quarter due to lower sales volumes.
HONEYWELL BUILDING TECHNOLOGIES

	Three Months Ended March 31,
	2021	2020	% Change
Net sales	$1,358	$1,281	6%
Cost of products and services sold	789	754
Selling, general and administrative and other expenses	264	265
Segment profit	$305	$262	16%

	2021 vs. 2020
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic	2%	12%
Foreign currency translation	4%	4%
Acquisitions, divestitures and other, net	—%	—%
Total % change	6%	16%
38 Honeywell International Inc.

Q1 2021 compared to Q1 2020
Sales increased due to the favorable impact of foreign currency translation and organic growth. Demand increased in the current quarter compared to the prior year as the global economy recovers from the recession resulting from the COVID-19 pandemic.
•Sales in Products increased 8% (increased 4% organic) due to the favorable impact of foreign currency translation, higher sales volumes and pricing.
•Sales in Building Solutions increased 4% (decreased 1% organic) due to the favorable impact of foreign currency translation, partially offset by lower sales volumes due to the timing of projects.
Segment profit increased primarily due to higher productivity, pricing and the favorable impact of foreign currency translation. Cost of products and services sold increased primarily due to the unfavorable impact of foreign currency translation, partially offset by higher productivity.
PERFORMANCE MATERIALS AND TECHNOLOGIES

	Three Months Ended March 31,
	2021	2020	% Change
Net sales	$2,346	$2,397	(2)%
Cost of products and services sold	1,591	1,559
Selling, general and administrative and other expenses	321	326
Segment profit	$434	$512	(15)%

39 Honeywell International Inc.

	2021 vs. 2020
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic	(6)%	(17)%
Foreign currency translation	3%	3%
Acquisitions, divestitures, and other, net	1%	(1)%
Total % change	(2)%	(15)%

Q1 2021 compared to Q1 2020
Sales decreased due to lower sales volumes partially offset by the favorable impact of foreign currency translation. The decline in global travel, coupled with reduced investment in the oil and gas industry, negatively impacted many of our customers resulting in lower demand for our products and services.
•UOP sales decreased 11% (decreased 14% organic) in the quarter due to lower demand for oil and gas products and services partially offset by the favorable impact of foreign currency translation.
•Process Solutions sales decreased 5% (decreased 9% organic) in the quarter driven by delays in automation projects and lower demand for products and services partially offset by the favorable impact of foreign currency translation.
•Advanced Materials sales increased 11% (increased 8% organic) in the quarter driven by increased demand in fluorine and specialty products and the favorable impact of foreign currency translation.
Segment profit decreased due to lower sales of higher margin products. Cost of products and services sold increased due to lower sales of higher margin products and services within UOP and the unfavorable impact of foreign currency translation, partially offset by a decrease in sales volumes.
SAFETY AND PRODUCTIVITY SOLUTIONS

NET SALES - Three Months Ended
March 31
$2,118
$743
$343
$844
$188
2021
$1,424
$502
$287
$458
$177
2020
Safety and Retail
Productivity Solutions and Services
Warehouse and Workflow Solutions
Advanced Sensing Technologies

40 Honeywell International Inc.

	Three Months Ended March 31,
	2021	2020	% Change
Net sales	$2,118	$1,424	49%
Cost of products and services sold	1,550	972
Selling, general and administrative and other expenses	265	274
Segment profit	$303	$178	70%

	2021 vs. 2020
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic	47%	67%
Foreign currency translation	3%	4%
Acquisitions, divestitures, and other, net	(1)%	(1)%
Total % change	49%	70%
Q1 2021 compared to Q1 2020
Sales increased due to organic growth and the favorable impact of foreign currency translation, partially offset by a divestiture. The segment continues to benefit from increased demand for respiratory PPE and warehouse automation services. Demand increased across other verticals in the segment in the quarter compared to the prior year as the global economy recovers from the recession attributable to the COVID-19 pandemic.
•Sales in Safety and Retail increased 48% (increased 47% organic) in the quarter due to organic sales growth and the favorable impact of foreign currency translation, partially offset by a divestiture. Safety experienced a significant increase in sales volumes for respiratory PPE in the quarter due to the COVID-19 pandemic.
•Sales in Productivity Solutions and Services increased 19% (increased 16% organic) due to higher organic sales volumes and the favorable impact of foreign currency translation.
•Sales in Warehouse and Workflow Solutions increased 84% (increased 84% organic) due to strong demand for our warehouse automation services.
•Sales in Advanced Sensing Technologies (formerly Sensing & Internet-of-Things) increased 6% (increased 4% organic) due to higher organic sales volumes and the favorable impact of foreign currency translation.
Segment profit increased in the quarter primarily due to higher sales volumes, improved productivity, and favorable pricing, partially offset by higher sales of lower margin products. Cost of products and services sold increased in the quarter due to higher sales volumes, higher sales of lower margin products, and the unfavorable impact of foreign currency translation.
REPOSITIONING CHARGES
See Note 5 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in the three months ended March 31, 2021 and 2020. Cash spending related to our repositioning actions was $105 million in the three months ended March 31, 2021 and was funded through operating cash flows.
41 Honeywell International Inc.

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
CASH
We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. As of March 31, 2021 and December 31, 2020, we held $12.7 billion and $15.2 billion, respectively, of cash and cash equivalents, including our short-term investments.
BORROWINGS
Consolidated total borrowings were $21.3 billion and $22.4 billion as of March 31, 2021 and December 31, 2020. In response to COVID-19, the Company took several actions during 2020 to secure liquidity in light of the uncertainty in economic conditions and the credit markets. See Note 9 Long-term Debt and Credit Agreements of Notes to Consolidated Financial Statements for a summary of the actions taken by the Company to improve its short-term and long-term liquidity position in response to COVID-19.

	March 31, 2021	December 31, 2020
Commercial paper and other short-term borrowings	$3,568	$3,597
Variable rate notes	1,122	1,122
Fixed rate notes	16,449	17,399
Other	188	266
Total borrowings	$21,327	$22,384

A source of liquidity is our ability to access the commercial paper market. Commercial paper notes are sold at a discount or premium and have a maturity of not more than 365 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing acquisitions.
We also have the following revolving credit agreements, which can provide financing for general corporate purposes:
•A $1.5 billion 364-Day Credit Agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated March 31, 2021. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 30, 2022, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 30, 2023, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 364-Day Credit Agreement replaces the previously reported $1.5 billion 364-day credit agreement dated as of April 10, 2020 (the Prior 364-Day Agreement), which was terminated in accordance with its terms effective March 31, 2021. As of March 31, 2021, there were no outstanding borrowings under our 364-Day Credit Agreement.
•A $4.0 billion Five Year Credit Agreement (the 5-Year Credit Agreement) with a syndicate of banks, dated March 31, 2021. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 5-Year Credit Agreement amended and restated the previously reported $4.0 billion amended and restated five year credit agreement dated as of April 26, 2019 (the Prior 5-Year Agreement). As of March 31, 2021, there were no outstanding borrowings under our 5-Year Credit Agreement.
42 Honeywell International Inc.

We also have a current shelf registration statement with the SEC under which we may issue additional debt securities, common stock and preferred stock that may be offered in one or more offerings on terms to be determined at the time of the offering. We anticipate that net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, share repurchases, capital expenditures and acquisitions.
CREDIT RATINGS
Our ability to access the global debt capital markets and the related cost of these borrowings, is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of March 31, 2021, S&P, Fitch, and Moody’s have ratings on our debt set forth in the table below:

	S&P	Fitch	Moody's
Outlook	Stable	Stable	Stable
Short-term	A-1	F1	P1
Long-term	A	A	A2

CASH FLOW SUMMARY
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Three Months Ended March 31,
	2021	2020
Cash provided by (used for):
Operating activities	$978	$939
Investing activities	(1,304)	350
Financing activities	(2,217)	(2,446)
Effect of exchange rate changes on cash	(14)	(189)
Net increase (decrease) in cash and cash equivalents	$(2,557)	$(1,346)

Cash provided by operating activities increased by $39 million primarily due to a favorable impact from working capital of $218 million (favorable accounts payable, accounts receivable, and inventories), partially offset by a decrease in net income of $154 million.
Cash used for investing activities increased by $1,654 million primarily due to $1,303 million in cash paid for an acquisition, a $319 million increase in investments and a $147 million decrease in receipts related to settlements of derivative contracts, partially offset by $190 million in proceeds from the sale of the retail footwear business.
Cash used for financing activities decreased by $229 million primarily due to a decrease in share repurchases of $1,101 million, partially offset by an increase of $796 million due to net repayments of long-term debt during the three months ended March 31, 2021.
CASH REQUIREMENTS AND ASSESSMENT OF CURRENT LIQUIDITY
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, share repurchases, dividends, strategic acquisitions and debt repayments. On February 12, 2021, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included amounts remaining under, and replaced, the previously approved share repurchase program. During the three months ended March 31, 2021, the Company repurchased common stock of $822 million. Please refer to the section titled Liquidity and Capital Resources of our 2020 Form 10-K for a discussion of our expected capital expenditures, share repurchases and dividends for 2021.
We continue to identify opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers and sales of our trade receivables to unaffiliated financial institutions without recourse. The impact of these programs are not material to our overall liquidity.
43 Honeywell International Inc.

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
CRITICAL ACCOUNTING ESTIMATES
The financial information as of March 31, 2021 should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2020 contained in our 2020 Annual Report on Form 10-K.
For a discussion of the Company’s critical accounting estimates, see the section titled Critical Accounting Estimates in our 2020 Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks, in our 2020 Annual Report on Form 10-K. As of March 31, 2021, there has been no material change in this information.
ITEM 4. CONTROLS AND PROCEDURES
Honeywell management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure information required to be disclosed in the reports that Honeywell files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer, our Chief Financial Officer, and our Controller, as appropriate, to allow timely decisions regarding required disclosure. There were no changes that materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q.
44 Honeywell International Inc.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the disclosure presented in our 2020 Annual Report on Form 10-K under the section titled Risk Factors. For further discussion of our Risk Factors, refer to the section titled Risk Factors in our 2020 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Honeywell purchased 4,000,000 shares of its common stock, par value $1 per share, in the quarter ended March 31, 2021. On February 12, 2021, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included approximately $2.8 billion remaining under, and replaced, the previously approved share repurchase program, which was approved in April 2019 and authorized repurchases of up to $10 billion.
Repurchases may be made through a variety of methods, which could include open market purchases, accelerated share repurchase transactions, negotiated block transactions, 10b5-1 plans, other transactions that may be structured through investment banking institutions or privately negotiated, or a combination of the foregoing. Honeywell presently expects to repurchase outstanding shares from time to time (i) to offset the dilutive impact of employee stock-based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans, and (ii) to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.
As of March 31, 2021, $9.7 billion remained available for additional share repurchases. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended March 31, 2021:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
January 1-31, 2021	2,305,713	$203.99	2,305,713	$2,804
February 1-28, 2021	464,368	$204.23	464,368	$9,920
March 1-31, 2021	1,229,919	$208.44	1,229,919	$9,664
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
45 Honeywell International Inc.

ITEM 5. OTHER INFORMATION
On November 16, 2020 and February 12, 2021, the Company entered into amendments to the indemnification and reimbursement agreement with Resideo, which are filed herewith as Exhibits 10.2 and 10.3, respectively. The amendments modified the affirmative and negative covenants set forth in Exhibit G of the indemnification and reimbursement agreement, including to substantially conform the covenants with those contained in Resideo's credit agreement (as amended in connection with Resideo's debt refinancing).
46 Honeywell International Inc.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Letter agreement dated July 20, 2016, between Honeywell International Inc. and John Waldron (filed herewith)
10.2	Third Amendment, dated November 16, 2020, to Indemnification and Reimbursement Agreement dated October 14, 2018 among Honeywell and Resideo Intermediate Holding Inc. (filed herewith)
10.3	Fourth Amendment, dated February 12, 2021, to Indemnification and Reimbursement Agreement dated October 14, 2018 among Honeywell and Resideo Intermediate Holding Inc. (filed herewith)
10.4
364-Day Credit Agreement, dated as of March 31, 2021, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as syndication agents (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed on April 2, 2021)

10.5
Amended and Restated Five Year Credit Agreement, dated as of March 31, 2021, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto, Bank of America, N.A., as administrative agent, Bank of America Europe Designated Activity Company, London Branch, as swing line agent and JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association, as syndication agents (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 8-K filed on April 2, 2021)

10.6*	2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement (filed herewith)
10.7*	2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement, Form 2 (filed herewith)
10.8*	2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Stock Option Award Agreement (filed herewith)
10.9*	2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Performance Plan Grant Agreement (filed herewith)
10.10*	Honeywell Excess Benefit Plan and Honeywell Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.5 to Honeywell's Form 10-K for the year ended December 31, 2020)
10.11*	Honeywell Deferred Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to Honeywell's Form 10-K for the year ended December 31, 2020)
10.12*
Amendment to Honeywell International Inc. Incentive Compensation Plan for Executive Employees, as amended and restated (incorporated by reference to Exhibit 10.69 to Honeywell's Form 10-K for the year ended December 31, 2020)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
95	Mine Safety Disclosures (filed herewith)

47 Honeywell International Inc.

Exhibit No.	Description
101.INS	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (iXBRL): (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Shareowners' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
101.SCH	iXBRL Taxonomy Extension Schema (filed herewith)
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	iXBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	iXBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (and contained in Exhibit 101)
The Exhibits identified with an asterisk (*) are management contracts or compensatory plans or arrangements.

48 Honeywell International Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: April 23, 2021	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

49 Honeywell International Inc.