Form 10-Q
period 2021-06-30
HONEYWELL INTERNATIONAL INC
filed 2021-07-23
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1 per share*	HON	The NASDAQ Stock Market LLC
1.300% Senior Notes due 2023	HON 23A	The NASDAQ Stock Market LLC
0.000% Senior Notes due 2024	HON 24A	The NASDAQ Stock Market LLC
2.250% Senior Notes due 2028	HON 28A	The NASDAQ Stock Market LLC
0.750% Senior Notes due 2032	HON 32	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
There were 690,399,265 shares of Common Stock outstanding at June 30, 2021.

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

PART I. FINANCIAL INFORMATION
The financial statements and related notes as of June 30, 2021, should be read in conjunction with the financial statements for the year ended December 31, 2020, contained in our 2020 Annual Report on Form 10-K.

ITEM 1. FINANCIAL STATEMENTS
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions, except per share amounts)
Product sales	$6,639	$5,743	$13,048	$12,048
Service sales	2,169	1,734	4,214	3,892
Net sales	8,808	7,477	17,262	15,940
Costs, expenses and other
Cost of products sold	4,734	4,163	9,285	8,537
Cost of services sold	1,269	1,113	2,427	2,273
	6,003	5,276	11,712	10,810
Selling, general and administrative expenses	1,207	1,183	2,443	2,421
Other (income) expense	(366)	(291)	(808)	(608)
Interest and other financial charges	83	90	173	163
	6,927	6,258	13,520	12,786
Income before taxes	1,881	1,219	3,742	3,154
Tax expense (benefit)	434	120	847	449
Net income	1,447	1,099	2,895	2,705
Less: Net income attributable to the noncontrolling interest	17	18	38	43
Net income attributable to Honeywell	$1,430	$1,081	$2,857	$2,662
Earnings per share of common stock - basic	$2.06	$1.54	$4.11	$3.77
Earnings per share of common stock - assuming dilution	$2.04	$1.53	$4.06	$3.74

The Notes to Consolidated Financial Statements are an integral part of this statement.
1 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net income	$1,447	$1,099	$2,895	$2,705
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	129	121	343	(155)
Pension and other postretirement benefit adjustments	(21)	(20)	(43)	(40)
Changes in fair value of available for sale investments	—	—	(3)	—
Cash flow hedges recognized in other comprehensive income (loss)	7	(91)	15	104
Less: Reclassification adjustment for gains (losses) included in net income	6	(33)	9	22
Changes in fair value of cash flow hedges	1	(58)	6	82
Other comprehensive income (loss), net of tax	109	43	303	(113)
Comprehensive income	1,556	1,142	3,198	2,592
Less: Comprehensive income attributable to the noncontrolling interest	17	21	39	39
Comprehensive income attributable to Honeywell	$1,539	$1,121	$3,159	$2,553

The Notes to Consolidated Financial Statements are an integral part of this statement.
2 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2021	December 31, 2020
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$11,427	$14,275
Short-term investments	891	945
Accounts receivable - net	6,947	6,827
Inventories	4,723	4,489
Other current assets	1,664	1,639
Total current assets	25,652	28,175
Investments and long-term receivables	1,358	685
Property, plant and equipment - net	5,520	5,570
Goodwill	17,135	16,058
Other intangible assets - net	3,748	3,560
Insurance recoveries for asbestos related liabilities	342	366
Deferred income taxes	762	760
Other assets	9,428	9,412
Total assets	$63,945	$64,586
LIABILITIES
Current liabilities:
Accounts payable	$6,139	$5,750
Commercial paper and other short-term borrowings	3,573	3,597
Current maturities of long-term debt	1,645	2,445
Accrued liabilities	6,786	7,405
Total current liabilities	18,143	19,197
Long-term debt	16,138	16,342
Deferred income taxes	2,302	2,113
Postretirement benefit obligations other than pensions	225	242
Asbestos-related liabilities	1,819	1,920
Other liabilities	7,109	6,975
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	7,566	7,292
Common stock held in treasury, at cost	(28,978)	(27,229)
Accumulated other comprehensive loss	(3,075)	(3,377)
Retained earnings	41,467	39,905
Total Honeywell shareowners’ equity	17,938	17,549
Noncontrolling interest	264	241
Total shareowners’ equity	18,202	17,790
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$63,945	$64,586

The Notes to Consolidated Financial Statements are an integral part of this statement.
3 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(Dollars in millions)
Cash flows from operating activities:
Net income	$2,895	$2,705
Less: Net income attributable to the noncontrolling interest	38	43
Net income attributable to Honeywell	2,857	2,662
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	335	314
Amortization	290	179
Gain on sale of non-strategic businesses and assets	(90)	—
Repositioning and other charges	242	342
Net payments for repositioning and other charges	(358)	(309)
Pension and other postretirement income	(583)	(423)
Pension and other postretirement benefit payments	(27)	(23)
Stock compensation expense	116	78
Deferred income taxes	101	(277)
Other	(277)	(285)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(127)	776
Inventories	(271)	(331)
Other current assets	(98)	106
Accounts payable	402	(364)
Accrued liabilities	(256)	(26)
Net cash provided by (used for) operating activities	2,256	2,419
Cash flows from investing activities:
Expenditures for property, plant and equipment	(406)	(366)
Proceeds from disposals of property, plant and equipment	14	7
Increase in investments	(1,397)	(1,671)
Decrease in investments	1,331	1,589
Receipts from Garrett Motion Inc.	375	—
Receipts (payments) from settlements of derivative contracts	(23)	83
Cash paid for acquisitions, net of cash acquired	(1,327)	—
Proceeds from sales of businesses, net of fees paid	190	—
Net cash provided by (used for) investing activities	(1,243)	(358)
Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	2,358	7,165
Payments of commercial paper and other short-term borrowings	(2,355)	(7,094)
Proceeds from issuance of common stock	114	97
Proceeds from issuance of long-term debt	27	7,101
Payments of long-term debt	(835)	(1,218)
Repurchases of common stock	(1,849)	(1,985)
Cash dividends paid	(1,304)	(1,285)
Other	(33)	(40)
Net cash provided by (used for) financing activities	(3,877)	2,741
Effect of foreign exchange rate changes on cash and cash equivalents	16	(91)
Net increase (decrease) in cash and cash equivalents	(2,848)	4,711
Cash and cash equivalents at beginning of period	14,275	9,067
Cash and cash equivalents at end of period	$11,427	$13,778
The Notes to Consolidated Financial Statements are an integral part of this statement.
4 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Shares	$	Shares	$	Shares	$	Shares	$
	(In millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		7,505		7,047		7,292		6,876
Issued for employee savings and option plans		22		23		158		150
Stock-based compensation expense		39		34		116		78
Ending balance		7,566		7,104		7,566		7,104
Treasury stock
Beginning balance	(263.0)	(27,975)	(255.8)	(25,643)	(260.8)	(27,229)	(246.5)	(23,836)
Reacquired stock or repurchases of common stock	(4.6)	(1,027)	(0.4)	(62)	(8.6)	(1,849)	(12.1)	(1,985)
Issued for employee savings and option plans	0.4	24	0.4	20	2.2	100	2.8	136
Ending balance	(267.2)	(28,978)	(255.8)	(25,685)	(267.2)	(28,978)	(255.8)	(25,685)
Retained earnings
Beginning balance		40,682		38,635		39,905		37,693
Net income attributable to Honeywell		1,430		1,081		2,857		2,662
Dividends on common stock		(645)		(636)		(1,295)		(1,275)
Ending balance		41,467		39,080		41,467		39,080
Accumulated other comprehensive income (loss)
Beginning balance		(3,184)		(3,353)		(3,377)		(3,197)
Foreign exchange translation adjustment		129		121		342		(155)
Pension and other postretirement benefit adjustments		(21)		(20)		(43)		(40)
Changes in fair value of available for sale investments		—		—		(3)		—
Changes in fair value of cash flow hedges		1		(58)		6		82
Ending balance		(3,075)		(3,310)		(3,075)		(3,310)
Noncontrolling interest
Beginning balance		266		221		241		212
Acquisitions, divestitures, and other		5		—		5		(6)
Net income attributable to noncontrolling interest		17		18		38		43
Foreign exchange translation adjustment		—		3		1		(4)
Dividends paid		(24)		(23)		(25)		(26)
Contributions from noncontrolling interest holders		—		—		4		—
Ending balance		264		219		264		219
Total shareowners' equity	690.4	18,202	701.8	18,366	690.4	18,202	701.8	18,366
Cash dividends per share of common stock		$0.930		$0.900		$1.860		$1.800

The Notes to Consolidated Financial Statements are an integral part of this statement.
5 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) at June 30, 2021, and December 31, 2020, the cash flows for the six months ended June 30, 2021 and 2020, the results of operations for the three and six months ended June 30, 2021 and 2020, and the shareowners' equity for the three and six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021, and cash flows for the six months ended June 30, 2021, should not necessarily be taken as indicative of the entire year.
Honeywell reports its quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been Honeywell's practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires Honeywell's businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, Honeywell will provide appropriate disclosures. Honeywell's actual closing dates for the three and six months ended June 30, 2021, and June 30, 2020, were July 3, 2021, and June 27, 2020, respectively.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 3. ACQUISITIONS AND DIVESTITURES
On February 12, 2021, the Company acquired 100% of the shares outstanding of Sparta Systems, a leading provider of enterprise quality management software for the life sciences industry, for $1,303 million. Sparta Systems is expected to further strengthen the Company's leadership in industrial automation, digital transformation solutions, and enterprise performance management software. The business is included within the Performance Materials and Technologies segment. The assets and liabilities acquired with Sparta Systems are included in the Consolidated Balance Sheet as of June 30, 2021, including $383 million of intangible assets and $1,029 million allocated to goodwill, which is non-deductible for tax purposes. The purchase accounting is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, tax balances, and certain pre-acquisition contingencies.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Aerospace
Commercial Aviation Original Equipment	$436	$446	$867	$1,121
Commercial Aviation Aftermarket	1,015	661	1,925	2,046
Defense and Space	1,315	1,436	2,606	2,737
	2,766	2,543	5,398	5,904
Honeywell Building Technologies
Products	830	659	1,628	1,400
Building Solutions	577	518	1,137	1,058
	1,407	1,177	2,765	2,458
Performance Materials and Technologies
UOP	571	517	1,098	1,111
Process Solutions	1,166	1,093	2,262	2,244
Advanced Materials	815	608	1,538	1,260
	2,552	2,218	4,898	4,615
Safety and Productivity Solutions
Safety and Retail	616	511	1,359	1,013
Productivity Solutions and Services	383	268	726	555
Warehouse and Workflow Solutions	880	554	1,724	1,012
Advanced Sensing Technologies	204	206	392	383
	2,083	1,539	4,201	2,963
Net sales	$8,808	$7,477	$17,262	$15,940

7 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Aerospace – A global supplier of products, software and services for aircraft that it sells to original equipment manufacturers (OEM) and other customers in a variety of end markets including: air transport, regional, business and general aviation aircraft, airlines, aircraft operators and defense and space contractors. Aerospace products and services include auxiliary power units, propulsion engines, environmental control systems, integrated avionics, wireless connectivity services, electric power systems, engine controls, flight safety, communications, navigation hardware, data and software applications, radar and surveillance systems, aircraft lighting, management and technical services, advanced systems and instruments, satellite and space components, aircraft wheels and brakes, repair and overhaul services and thermal systems. Aerospace also provides spare parts, repair, overhaul and maintenance services (principally to aircraft operators) for the aftermarket. Honeywell Forge solutions are leveraged by our customers as tools to turn data into predictive maintenance and predictive analytics to enable better fleet management and make flight operations more efficient.
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
Performance Materials and Technologies – A global provider in developing and manufacturing high-quality performance chemicals and materials, process technologies and automation solutions. The segment is comprised of Process Solutions, UOP, and Advanced Materials. Process Solutions provides automation control, instrumentation, advanced software and related services for the oil and gas, refining, pulp and paper, industrial power generation, chemicals and petrochemicals, biofuels, life sciences, and metals, minerals and mining industries. Through its smart energy products, Process Solutions enables utilities and distribution companies to deploy advanced capabilities to improve operations, reliability, and environmental sustainability. UOP provides process technology, products, including catalysts and adsorbents, equipment, and consulting services that enable customers to efficiently produce gasoline, diesel, jet fuel, petrochemicals and renewable fuels for petroleum refining, gas processing, petrochemical, and other industries. Advanced Materials manufactures a wide variety of high-performance products, including materials used to manufacture end products such as bullet-resistant armor, nylon, computer chips, and pharmaceutical packaging, and provides reduced and low global-warming-potential materials based on hydrofluoro-olefin technology. In the industrial environment, Honeywell Forge solutions enable integration and connectivity to provide a holistic view of operations and turn data into clear actions to maximize productivity and efficiency. Honeywell Forge's cybersecurity capabilities help identify risks and act on cyber-related incidents, together enabling improved operations and protecting processes, people, and assets.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The Company recognizes revenue from performance obligations to customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based off timing of recognition is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Products, transferred point in time	58%	61%	58%	61%
Products, transferred over time	17	16	18	15
Net product sales	75	77	76	76
Services, transferred point in time	7	7	7	8
Services, transferred over time	18	16	17	16
Net service sales	25	23	24	24
Net sales	100%	100%	100%	100%
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
Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.
The following table summarizes the Company's contract assets and liabilities balances:

	2021	2020
Contract assets - January 1	$1,618	$1,602
Contract assets - June 30	1,868	1,760
Change in contract assets - increase (decrease)	$250	$158

Contract liabilities - January 1	$(4,033)	$(3,501)
Contract liabilities - June 30	(3,740)	(3,574)
Change in contract liabilities - decrease (increase)	$293	$(73)

Net change	$543	$85
For the three and six months ended June 30, 2021, the Company recognized revenue of $441 million and $1,561 million that was previously included in the beginning balance of contract liabilities. For the three and six months ended June 30, 2020, the Company recognized revenue of $315 million and $1,203 million that was previously included in the beginning balance of contract liabilities.
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
The following table outlines the Company's remaining performance obligations disaggregated by segment:

June 30, 2021
Aerospace	$8,930
Honeywell Building Technologies	6,776
Performance Materials and Technologies	7,579
Safety and Productivity Solutions	3,741
$27,026
Performance obligations recognized as of June 30, 2021, will be satisfied over the course of future periods. The Company's disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 55% and 45%, respectively.
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

10 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 5. REPOSITIONING AND OTHER CHARGES
A summary of repositioning and other charges follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Severance	$32	$254	$60	$320
Asset impairments	45	4	87	6
Exit costs	15	15	64	30
Reserve adjustments	(22)	(18)	(21)	(31)
Total net repositioning charge	70	255	190	325
Asbestos related litigation charges, net of insurance and reimbursements	23	9	44	20
Probable and reasonably estimable environmental liabilities, net of reimbursements	6	6	11	14
Other	2	10	(3)	(17)
Total net repositioning and other charges	$101	$280	$242	$342

The following table summarizes the pretax distribution of total net repositioning and other charges by classification:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of products and services sold	$87	$175	$185	$195
Selling, general and administrative expenses	14	105	57	147
	$101	$280	$242	$342

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Aerospace	$9	$107	$57	$118
Honeywell Building Technologies	(1)	33	4	58
Performance Materials and Technologies	2	84	7	105
Safety and Productivity Solutions	59	11	96	17
Corporate	32	45	78	44
	$101	$280	$242	$342

In the three months ended June 30, 2021, we recognized gross repositioning charges totaling $92 million including severance costs of $32 million related to workforce reductions of 3,628 manufacturing and administrative positions mainly in our Safety and Productivity Solutions segment. The workforce reductions were primarily related to the re-alignment of a product line in our Safety and Productivity Solutions segment and to our productivity and ongoing functional transformation initiatives. The repositioning charge included asset impairments of $45 million primarily related to the write-down of certain manufacturing equipment. The repositioning charge also included exit costs of $15 million primarily for current period exit costs incurred for previously approved repositioning projects. Also, $22 million of previously established reserves, primarily for severance, were returned to income due to adjustments to the scope of previously announced repositioning actions.
In the three months ended June 30, 2020, we recognized gross repositioning charges totaling $273 million including severance costs of $254 million related to workforce reductions of 7,805 manufacturing and administrative positions across all of our segments, with a majority of the workforce reductions in Aerospace and Performance Materials and Technologies. The workforce reductions primarily related to the Company aligning its cost structure with the current and anticipated slowdown in demand for many of our products and services due to the global recession, and our productivity and ongoing functional transformation initiatives.
11 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
In the six months ended June 30, 2021, we recognized gross repositioning charges totaling $211 million including severance costs of $60 million related to workforce reductions of 4,649 manufacturing and administrative positions mainly in our Safety and Productivity Solutions and Aerospace segments. The workforce reductions were primarily related to the re-alignment of a product line in our Safety and Productivity Solutions segment, site transitions, mainly in Aerospace, to more cost-effective locations, and our productivity and ongoing functional transformation initiatives. The repositioning charge included asset impairments of $87 million primarily related to the write-down of certain manufacturing and other equipment. The repositioning charge included exit costs of $64 million primarily for current period exit costs incurred for previously approved repositioning projects, closure obligations associated with site transitions, and lease obligations for equipment. Also, $21 million of previously established reserves, primarily for severance, were returned to income due to adjustments to the scope of previously announced repositioning actions.
In the six months ended June 30, 2020, we recognized gross repositioning charges totaling $356 million including severance costs of $320 million related to workforce reductions of 9,929 manufacturing and administrative positions across our segments, with a majority of the reductions in Aerospace and Performance Materials and Technologies. The workforce reductions primarily related to the Company aligning its cost structure with the current and anticipated slowdown in demand for many of our products and services due to the global recession, and our productivity and ongoing functional transformation initiatives. Also, $31 million of previously established reserves, primarily for severance, were returned to income mainly as a result of higher attrition than anticipated in prior severance programs resulting in lower severance payments.
The following table summarizes the status of the Company's total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2020	$527	$—	$74	$601
Charges	60	87	64	211
Usage - cash	(162)	—	(40)	(202)
Usage - noncash	—	(89)	—	(89)
Foreign currency translation	(1)	—	(2)	(3)
Adjustments	(19)	2	(4)	(21)
Balance at June 30, 2021	$405	$—	$92	$497
Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the six months ended June 30, 2021 and 2020, were $20 million and $19 million, respectively.
NOTE 6. INCOME TAXES
The effective tax rate was higher than the U.S. federal statutory rate of 21% and increased during 2021 compared to 2020 primarily from the absence of tax benefits realized in the prior year as a result of the favorable resolution of a foreign tax matter related to the spin-off transactions, tax law changes in India and the resolution of certain U.S. tax matters, partially offset by increased tax benefits for employee share-based compensation and the resolution of certain foreign tax matters in the current year.
NOTE 7. ACCOUNTS RECEIVABLE - NET

	June 30, 2021	December 31, 2020
Trade	$7,150	$7,029
Less - Allowance for doubtful accounts	(203)	(202)
	$6,947	$6,827
Trade receivables include $1,830 million and $1,589 million of unbilled balances under long-term contracts as of June 30, 2021, and December 31, 2020. These amounts are billed in accordance with the terms of the customer contracts to which they relate.
12 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 8. INVENTORIES

	June 30, 2021	December 31, 2020
Raw materials	$1,211	$1,079
Work in process	801	798
Finished products	2,711	2,612
	$4,723	$4,489

NOTE 9. LONG-TERM DEBT AND CREDIT AGREEMENTS

	June 30, 2021	December 31, 2020
4.25% notes due 2021	$—	$800
1.85% notes due 2021	1,500	1,500
0.483% notes due 2022	2,500	2,500
2.15% notes due 2022	600	600
Floating rate notes due 2022	1,100	1,100
1.30% Euro notes due 2023	1,478	1,534
3.35% notes due 2023	300	300
0.00% Euro notes due 2024	591	614
2.30% notes due 2024	750	750
1.35% notes due 2025	1,250	1,250
2.50% notes due 2026	1,500	1,500
2.25% Euro notes due 2028	887	920
2.70% notes due 2029	750	750
1.95% notes due 2030	1,000	1,000
0.75% Euro notes due 2032	591	614
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
2.80% notes due 2050	750	750
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 8.1% weighted average interest rate maturing at various dates through 2025	197	266
	17,783	18,787
Less-current portion	(1,645)	(2,445)
	$16,138	$16,342
13 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
On March 1, 2021, the Company repaid its 4.25% notes due 2021.
On March 31, 2021, the Company entered into a $4.0 billion Amended and Restated Five Year Credit Agreement (the 5-Year Credit Agreement) and a $1.5 billion 364-Day Credit Agreement (the 364-Day Credit Agreement). The 5-Year Credit Agreement amended and restated the previously reported $4.0 billion amended and restated five-year credit agreement dated as of April 26, 2019. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 364-Day Credit Agreement replaced the $1.5 billion 364-day credit agreement dated as of April 10, 2020, which was terminated in accordance with its terms effective March 31, 2021. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 30, 2022, unless (i) Honeywell elects to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 30, 2023, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 5-Year Credit Agreement and the 364-Day Credit Agreement are maintained for general corporate purposes.
As of June 30, 2021, there were no outstanding borrowings under the 5-Year Credit Agreement or the 364-Day Credit Agreement.
NOTE 10. LEASES
The Company's operating and finance lease portfolio is described in Note 11 Leases of Notes to Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2021	2020
Net right-of-use assets obtained in exchange for lease obligations:
Operating leases	$243	$100
Finance leases	8	17

Supplemental balance sheet information related to leases was as follows:

	June 30, 2021	December 31, 2020
Operating leases
Other assets	$923	$773
Accrued liabilities	186	187
Other liabilities	815	641
Total operating lease liabilities	$1,001	$828
Financing leases
Property, plant and equipment	$341	$357
Accumulated depreciation	(186)	(180)
Property, plant and equipment - net	$155	$177
Current maturities of long-term debt	57	60
Long-term debt	105	124
Total financing lease liabilities	$162	$184

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
The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheet as of June 30, 2021, and December 31, 2020:

	Notional		Fair Value Asset		Fair Value (Liability)
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Derivatives in Fair Value Hedging Relationships:
Interest rate swap agreements	$3,150	$3,950	$115	$194	$—	$—
Derivatives in Cash Flow Hedging Relationships:
Foreign currency exchange contracts	411	488	18	65	—	(58)
Derivatives in Net Investment Hedging Relationships:
Foreign currency exchange contracts	772	806	63	45	—	(1)
Cross currency swap agreements	1,200	1,200	—	—	(15)	(50)
Total Derivatives Designated as Hedging Instruments	5,533	6,444	196	304	(15)	(109)
Derivatives Not Designated as Hedging Instruments:
Foreign currency exchange contracts	13,196	14,829	192	92	(193)	(91)
Total Derivatives at Fair Value	$18,729	$21,273	$388	$396	$(208)	$(200)
In addition to the derivative instruments listed above, certain of the Company's foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $4,252 million and $4,414 million as of June 30, 2021, and December 31, 2020.
The following table sets forth the amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

Line in the Consolidated Balance Sheet of Hedged Item	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Long-term debt	$3,265	$4,144	$115	$194
15 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following tables summarize the location and impact to the Consolidated Statement of Operations related to derivative instruments:

	Three Months Ended June 30, 2021
	Revenue	Cost of Products and Services Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$8,808	$6,003	$1,207	$(366)	$83
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	1	3	2	—	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged items	—	—	—	—	(14)
Derivatives designated as hedges	—	—	—	—	14
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	4
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	(71)	—
16 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Three Months Ended June 30, 2020
	Revenue	Cost of Products and Services Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$7,477	$5,276	$1,183	$(291)	$90
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	(1)	3	(3)	(42)	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	4	—	9	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged items	—	—	—	—	(14)
Derivatives designated as hedges	—	—	—	—	14
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	4
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	(217)	—

	Six Months Ended June 30, 2021
	Revenue	Cost of Products and Services Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$17,262	11,712	$2,443	(808)	$173
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	2	4	4	—	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	80
Derivatives designated as hedges	—	—	—	—	(80)
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	8
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	(11)	—
17 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Six Months Ended June 30, 2020
	Revenue	Cost of Products and Services Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$15,940	$10,810	$2,421	$(608)	$163
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	(1)	30	(3)	(2)	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	8	—	17	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	(219)
Derivatives designated as hedges	—	—	—	—	219
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	9
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	67	—

The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

Derivatives Net Investment Hedging Relationships	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Euro-denominated long-term debt	$(15)	$(62)	$135	$62
Euro-denominated commercial paper	(3)	(15)	27	55
Cross currency swap	(16)	7	28	(19)
Foreign currency exchange contracts	14	(102)	12	(18)

18 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 12. FAIR VALUE MEASUREMENTS
The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy:
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
The following table sets forth the Company’s financial assets and liabilities accounted for at fair value on a recurring basis:

	June 30, 2021	December 31, 2020
Assets:
Foreign currency exchange contracts	$273	$202
Available for sale investments	1,026	1,118
Interest rate swap agreements	115	194
Investments in equity securities	54	11
Liabilities:
Foreign currency exchange contracts	$193	$150
Cross currency swap agreements	15	50
The foreign currency exchange contracts, interest rate swap agreements, and cross currency swap agreements are valued using broker quotations or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 2. The Company also holds investments in commercial paper, certificates of deposits, and time deposits that are designated as available for sale, as well as investments in equity securities, which are valued using published prices based off observable market data. As such, these investments are classified within level 2.
The Company holds certain available for sale investments in U.S. government and corporate debt securities, as well as investments in equity securities, which are valued utilizing published prices based on quoted market pricing, which are classified within level 1.
The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper, and short-term borrowings approximates fair value.
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$186	$178	$137	$132
Long-term investment	584	584	—	—
Liabilities
Long-term debt and related current maturities	$17,783	$19,044	$18,787	$20,176
The Company determined the fair value of the long-term receivables by utilizing transactions in the listed markets for identical or similar assets. As such, the fair values of these receivables are considered level 2.
19 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The fair value of the long-term investment is based on the present value of the mandatory redemptions as reflected within Garrett Motion Inc.'s (Garrett) Series B Preferred Stock (Series B Preferred Stock) Certificate of Designation. The investment is designated as held to maturity and was initially recognized at fair value. The fair value of Garrett's Series B Preferred Stock was determined using observable market data and is considered level 2. Refer to Note 15 Commitments and Contingencies for further discussion of the Company’s investment in Garrett's Series B Preferred Stock.
The Company determined the fair value of the long-term debt and related current maturities utilizing transactions in the listed markets for identical or similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered level 2.

NOTE 13. EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
Basic	2021	2020	2021	2020
Net income attributable to Honeywell	$1,430	$1,081	$2,857	$2,662
Weighted average shares outstanding	693.8	702.3	695.0	705.9
Earnings per share of common stock - basic	$2.06	$1.54	$4.11	$3.77

	Three Months Ended June 30,		Six Months Ended June 30,
Assuming Dilution	2021	2020	2021	2020
Net income attributable to Honeywell	$1,430	$1,081	$2,857	$2,662
Average Shares
Weighted average shares outstanding	693.8	702.3	695.0	705.9
Dilutive securities issuable - stock plans	8.7	5.8	8.5	6.7
Total weighted average diluted shares outstanding	702.5	708.1	703.5	712.6
Earnings per share of common stock - assuming dilution	$2.04	$1.53	$4.06	$3.74
The diluted earnings per share calculations exclude the effect of stock options when the options’ exercise price exceed the average market price of the common shares during the period. For the three and six months ended June 30, 2021, the weighted average number of stock options excluded from the computations were 1.9 million and 1.4 million, respectively. These stock options were outstanding at the end of each of the respective periods. For the three and six months ended June 30, 2020, the weighted average number of stock options excluded from the computations were 7.8 million and 6.1 million, respectively.
As of June 30, 2021 and 2020, total shares outstanding were 690.4 million and 701.8 million, respectively, and as of June 30, 2021 and 2020, total shares issued were 957.6 million.

20 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2020	$(2,780)	$(601)	$4	$—	$(3,377)
Other comprehensive income (loss) before reclassifications	345	—	(3)	15	357
Amounts reclassified from accumulated other comprehensive income	(3)	(43)	—	(9)	(55)
Net current period other comprehensive income (loss)	342	(43)	(3)	6	302
Balance at June 30, 2021	$(2,438)	$(644)	$1	$6	$(3,075)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2019	$(2,566)	$(675)	$—	$44	$(3,197)
Other comprehensive income (loss) before reclassifications	(148)	—	—	104	(44)
Amounts reclassified from accumulated other comprehensive income	(7)	(40)	—	(22)	(69)
Net current period other comprehensive income (loss)	(155)	(40)	—	82	(113)
Balance at June 30, 2020	$(2,721)	$(715)	$—	$126	$(3,310)

NOTE 15. COMMITMENTS AND CONTINGENCIES
ENVIRONMENTAL MATTERS
Our environmental matters are described in Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.
The following table summarizes information concerning our recorded liabilities for environmental costs:

Balance at December 31, 2020	$660
Accruals for environmental matters deemed probable and reasonably estimable	83
Environmental liability payments	(112)
Other	1
Balance at June 30, 2021	$632

21 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Environmental liabilities are included in the following balance sheet accounts:

	June 30, 2021	December 31, 2020
Accrued liabilities	$225	$225
Other liabilities	407	435
	$632	$660
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
In conjunction with the Resideo Technologies, Inc. (Resideo) spin-off, the Company entered into an indemnification and reimbursement agreement with a Resideo subsidiary, pursuant to which Resideo’s subsidiary has an ongoing obligation to make cash payments to Honeywell in amounts equal to 90% of Honeywell’s annual net spending for environmental matters at certain sites as defined in the agreement. The amount payable to Honeywell in any given year is subject to a cap of $140 million, and the obligation will continue until the earlier of December 31, 2043, or December 31, of the third consecutive year during which the annual payment obligation is less than $25 million.
Reimbursements associated with this agreement are collected from Resideo quarterly and were $35 million and $70 million in the three and six months ended June 30, 2021, and offset operating cash outflows incurred by the Company. As the Company incurs costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90% of such costs is also recorded. This receivable amount recorded in the six months ended June 30, 2021, was $72 million. As of June 30, 2021, Other current assets and Other assets included $140 million and $453 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.
ASBESTOS MATTERS
Honeywell is named in asbestos-related personal injury claims related to North American Refractories Company (NARCO), which was sold in 1986, and the Bendix Friction Materials (Bendix) business, which was sold in 2014.
The following tables summarize information concerning NARCO and Bendix asbestos-related balances:
ASBESTOS-RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2020	$1,441	$779	$2,220
Accrual for update to estimated liability	24	14	38
Asbestos-related liability payments	(71)	(68)	(139)
June 30, 2021	$1,394	$725	$2,119
INSURANCE RECOVERIES FOR ASBESTOS-RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2020	$148	$254	$402
Probable insurance recoveries related to estimated liability	—	—	—
Insurance receipts for asbestos-related liabilities	(8)	(17)	(25)
Insurance receivables settlements	—	—	—
June 30, 2021	$140	$237	$377
22 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NARCO and Bendix asbestos-related balances are included in the following balance sheet accounts:

	June 30, 2021	December 31, 2020
Other current assets	$35	$36
Insurance recoveries for asbestos-related liabilities	342	366
	$377	$402
Accrued liabilities	$300	$300
Asbestos-related liabilities	1,819	1,920
	$2,119	$2,220
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
Per the TA, the Trust is eligible to receive cash dividends from Harbison-Walker International Inc. (HWI), the reorganized and renamed entity that emerged, fully operational, from the NARCO bankruptcy. The cash dividends are required to be used to pay claims which qualify for payment under the TDP (Annual Contribution Claims) until those funds are exhausted, at which point Honeywell’s funding obligation is triggered. Honeywell's funding obligation, together with any HWI dividends used to pay claims, is subject to an annual cap of $145 million. In July 2021, HWI paid a dividend of $47 million to the NARCO Trust. The Company is also required to fund amounts owed pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the Trust subject to qualification under the terms of the settlement agreements and TDP (Pre-Established Unliquidated Claims), as well as fund the annual operating costs of the Trust.
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
Due to the bankruptcy filing in 2002, claimants were not permitted to file additional claims until the Trust became operative in 2014. As a consequence, there was a large backlog of claims that were filed with the Trust upon becoming operative through December 31, 2017, the date by which these claims had to be filed or else be barred by the statute of limitations (subject to tolling exceptions in the TDP). Therefore, the claims filing rate did not start to normalize until 2018 and thereafter. As a result, between 2002 and 2018, the Company lacked a history of sufficiently reliable claims data to derive a reasonable estimate of its NARCO asbestos-related liability, and the Company continued to update its original estimate, as appropriate, using all available information.
23 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
In 2020, with three years of sufficiently reliable claims data, the Company updated its estimate of the NARCO asbestos-related liability utilizing claims data from January 1, 2018 through December 31, 2020. The Company utilized an asbestos liability valuation specialist to support our preparation of the NARCO asbestos-related liability estimates. Our estimates, which involve significant management judgment, include consideration of multiple scenarios, including a scenario adjusting for the impact of the COVID-19 pandemic on the Trust's ability to process claims during 2020. The estimate for the resolution of asserted Annual Contribution Claims and Pre-Established Unliquidated Claims uses average payment values for the relevant historical period. For unasserted claims, the estimate is based on historic and anticipated claims filing experience and payment rates, disease classifications and type of claim, and average payment values by the Trust for the relevant historical period. The Company's estimate also includes all years of epidemiological disease projection through 2059.
The NARCO asbestos-related liability reflects an estimate for the resolution of Annual Contribution Claims and Pre-Established Unliquidated Claims filed with the Trust, as well as for unasserted Annual Contribution Claims and Pre-Established Unliquidated Claims. The NARCO asbestos liability excludes the annual operating expenses of the Trust which are expensed as they are incurred.
The Company's NARCO-related insurance receivable reflects coverage which reimburses Honeywell for portions of NARCO-related claims and defense costs. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Honeywell's NARCO-related insurance receivable is an estimate of the probable amount of insurance that is recoverable for asbestos claims. Most of our insurance carriers remain solvent. However, select individual insurance carriers are now insolvent, which we have considered in our analysis of probable recoveries. Our judgments related to our insurance carriers and insurance coverages are reasonable and consistent with Honeywell's historical dealings and Honeywell's knowledge of any pertinent solvency issues surrounding insurers.
Bendix Products – Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix-related asbestos claims activity:

	Six Months Ended June 30,	Years Ended December 31,
Claims Activity	2021	2020	2019
Claims unresolved at the beginning of period	6,242	6,480	6,209
Claims filed	1,205	2,233	2,659
Claims resolved	(921)	(2,471)	(2,388)
Claims unresolved at the end of period	6,526	6,242	6,480

	June 30,	December 31,
Disease Distribution of Unresolved Claims	2021	2020	2019
Mesothelioma and other cancer claims	3,735	3,422	3,399
Nonmalignant claims	2,791	2,820	3,081
Total claims	6,526	6,242	6,480

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in whole dollars)
Malignant claims	$61,500	$50,200	$55,300	$56,000	$44,000
Nonmalignant claims	$550	$3,900	$4,700	$2,800	$4,485
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
GARRETT LITIGATION AND BANKRUPTCY PROCEEDINGS
In conjunction with the Garrett spin-off, the Company entered into a binding indemnification and reimbursement agreement (Garrett Indemnity) and a binding tax matters agreement (Tax Matters Agreement) with Garrett and a Garrett subsidiary. On December 2, 2019, Garrett and Garrett ASASCO Inc. filed a Summons with Notice and commenced a lawsuit in the Commercial Division of the Supreme Court of the State of New York, County of New York (the State Court), seeking to invalidate the Garrett Indemnity. Garrett sought damages and a declaratory judgment based on various claims set forth in the Summons with Notice. On July 17, 2020, the Company received a notice from Garrett asserting that the Company had caused material breaches of the Tax Matters Agreement and that the Tax Matters Agreement was unenforceable.
On September 20, 2020, Garrett and 36 of its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On September 24, 2020, Garrett moved the existing State Court litigation against Honeywell to the Bankruptcy Court. On April 26, 2021, the Bankruptcy Court confirmed Garrett’s amended Chapter 11 plan of reorganization (the Confirmed Plan), and on April 30, 2021 (the Effective Date), Garrett emerged from bankruptcy. On the Effective Date, and in accordance with the Confirmed Plan, (i) the Company received from Garrett an initial payment of $375 million and 834.8 million shares of Garrett's Series B Preferred Stock in full and final satisfaction of the Garrett Indemnity and Tax Matters Agreement, (ii) the Garrett Indemnity and Tax Matters Agreement were terminated, (iii) the Company and Garrett mutually released each other from the claims asserted in all pending legal actions related to the Garrett Indemnity and Tax Matters Agreement, and (iv) all pending litigation between the Company and Garrett in connection with those agreements was resolved.
The Series B Preferred Stock Certificate of Designation provides for mandatory redemptions by Garrett of $35 million in 2022 and $100 million per year from 2023 to 2030 (inclusive) at the anniversary of the Effective Date, unless (i) Garrett’s consolidated EBITDA as of the end of the most recently completed fiscal year is less than $425 million, or (ii) Garrett does not have sufficient funds available to pay the redemption, at which point the redemption amounts past due will accrue interest. The Series B Preferred Stock Certificate of Designation also includes rights which allow (a) the Company to put the Series B Preferred Stock to Garrett if certain EBITDA conditions are met, and (b) Garrett to call the Series B Preferred Stock in whole or in part if certain EBITDA conditions are met.
25 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
We recorded the Series B Preferred Stock at fair value at the Effective Date. We believe the present value of the mandatory redemptions is an appropriate basis for determining the fair value of the Series B Preferred Stock. Our present value reflects amortized cost determined by the present value of the mandatory redemptions discounted at 7.25%, which is the rate reflected in the Series B Preferred Stock Certificate of Designation. The discount amount will accrete into interest income over the mandatory redemption period. In addition to the Series B Preferred Stock, the Company subscribed for 4.2 million shares of Garrett's Series A Preferred Stock (Series A Preferred Stock), which are convertible into Garrett’s Common Stock if certain conditions are met. Prior to and following Garrett’s emergence from bankruptcy, the Company also held 2.9 million shares of Garrett’s Common Stock. As of June 30, 2021, Short-term investments included $35 million and Investments and long-term receivables included $604 million, respectively, for the short-term and long-term portion of the Company's investment in Garrett's Series B Preferred Stock, Series A Preferred Stock and Common Stock investments.
The Garrett matter and bankruptcy proceedings are described in further detail in Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.
OTHER MATTERS
The Company is subject to a number of other lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property, and environmental, health and safety matters (including the matter described below). We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments or outcomes in such matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts.
Given the uncertainty inherent in litigation and investigations, we do not believe it is possible to develop estimates of reasonably possible losses in excess of current accruals for such matters. Considering our past experience and existing accruals, we do not expect the outcome of such matters, either individually or in the aggregate, to have a material adverse effect on our consolidated financial position. Because most contingencies are resolved over long periods of time, potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause us to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on our consolidated results of operations or operating cash flows in the periods recognized or paid.
Petrobras and Unaoil – We have been cooperating with certain investigations by the U.S. Department of Justice (DOJ), the Securities and Exchange Commission (SEC) and the Brazilian authorities relating to our use of third parties who previously worked for our UOP business in Brazil in relation to Petróleo Brasileiro S.A. (Petrobras). The investigations are focused on compliance with the U.S. Foreign Corrupt Practices Act and similar Brazilian laws, and involve, among other things, document production and interviews with former and current management and employees. The DOJ and the SEC are also examining a matter involving a foreign subsidiary’s prior engagement of Unaoil S.A.M. in Algeria. We have begun discussions with the authorities with respect to a potential resolution of these matters. As the discussions are ongoing, there can be no assurance as to whether we will reach a resolution with such authorities or as to the potential timing, terms, or collateral consequences of any such resolution. As a result, we cannot predict the outcome of these matters, the potential impact on the Company, or a reasonable estimate of losses or range of losses at this time.

26 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 16. PENSION BENEFITS
Net periodic pension benefit costs for the Company's significant defined benefit plans include the following components:

	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$27	$24	$53	$49
Interest cost	76	115	153	230
Expected return on plan assets	(305)	(283)	(610)	(567)
Amortization of prior service (credit)	(11)	(10)	(22)	(21)
	$(213)	$(154)	$(426)	$(309)

	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$6	$5	$13	$11
Interest cost	21	26	40	52
Expected return on plan assets	(89)	(81)	(176)	(165)
Amortization of prior service (credit)	—	—	—	—
	$(62)	$(50)	$(123)	$(102)

NOTE 17. OTHER (INCOME) EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$(23)	$(22)	$(42)	$(66)
Pension ongoing income – non-service	(309)	(236)	(619)	(473)
Other postretirement income – non-service	(18)	(14)	(35)	(27)
Equity income of affiliated companies	(18)	(15)	(32)	(27)
(Gain) loss on sale of non-strategic businesses and assets	1	—	(89)	—
Foreign exchange	13	(3)	18	(15)
Other (net)	(12)	(1)	(9)	—
	$(366)	$(291)	$(808)	$(608)

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
27 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales
Aerospace
Products	$1,571	$1,633	$3,086	$3,712
Services	1,195	910	2,312	2,192
Total	2,766	2,543	5,398	5,904
Honeywell Building Technologies
Products	1,042	865	2,051	1,835
Services	365	312	714	623
Total	1,407	1,177	2,765	2,458
Performance Materials and Technologies
Products	2,055	1,793	3,924	3,707
Services	497	425	974	908
Total	2,552	2,218	4,898	4,615
Safety and Productivity Solutions
Products	1,971	1,452	3,987	2,794
Services	112	87	214	169
Total	2,083	1,539	4,201	2,963
	$8,808	$7,477	$17,262	$15,940
Segment profit
Aerospace	$710	$528	$1,472	$1,465
Honeywell Building Technologies	315	250	620	512
Performance Materials and Technologies	530	419	964	931
Safety and Productivity Solutions	292	213	595	391
Corporate	(54)	(25)	(83)	(66)
Total segment profit	1,793	1,385	3,568	3,233
Interest and other financial charges	(83)	(90)	(173)	(163)
Stock compensation expense(a)	(39)	(34)	(116)	(78)
Pension ongoing income(b)	272	198	548	396
Other postretirement income(b)	18	14	35	27
Repositioning and other charges(c)	(101)	(280)	(242)	(342)
Other(d)	21	26	122	81
Income before taxes	$1,881	$1,219	$3,742	$3,154

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

28 Honeywell International Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions)

The following Management Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the three and six months ended June 30, 2021. The financial information as of June 30, 2021, should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2020, contained in our 2020 Annual Report on Form 10-K. See Note 3 Acquisitions and Divestitures of Notes to Consolidated Financial Statements for a discussion of acquisition and divestiture activity during the six months ended June 30, 2021.
COVID-19 UPDATE
Our business faced significant disruptions due to the COVID-19 pandemic in 2020 and the resulting global recession, causing a slow-down in demand for many of our products and services. Although many jurisdictions worldwide authorized the use of vaccines as a method to limit and control infections, new variants of the virus continue to emerge. We remain cautious as many factors remain unpredictable. We actively monitor and respond to the changing conditions created by the pandemic, with focus on prioritizing the health and safety of our employees, dedicating resources to support our communities, and innovating to address our customers’ needs. We continue to monitor COVID-19 infection rates globally and respond to the risk of new surges in COVID-19 infections. See section titled Risk Factors in our 2020 Annual Report on Form 10-K for discussion of risks associated with the COVID-19 pandemic. A discussion of the impact of COVID-19 can also be found in the Results of Operations section of this Management Discussion and Analysis.

29 Honeywell International Inc.

RESULTS OF OPERATIONS
Consolidated Financial Results

Three Months Ended June 30
$8,808
$7,477
$6,003
$5,276
$1,207
$1,183
$1,430
$1,081
Net Sales
Cost of Products and Services Sold
Selling, General and Administrative Expenses
Net Income Attributable to Honeywell
2021
2020

Six Months Ended June 30
$17,262
$15,940
$11,712
$10,810
$2,443
$2,421
$2,857
$2,662
Net Sales
Cost of Products and Services Sold
Selling, General and Administrative Expenses
Net Income Attributable to Honeywell
2021
2020

30 Honeywell International Inc.

Net Sales by Segment

Three Months Ended June 30
$8,808
$2,766
$1,407
$2,552
$2,083
2021
$7,477
$2,543
$1,177
$2,218
$1,539
2020
Aerospace
Honeywell Building Technologies
Performance Materials and Technologies
Safety and Productivity Solutions

Six Months Ended June 30
$17,262
$5,398
$2,765
$4,898
$4,201
2021
$15,940
$5,904
$2,458
$4,615
$2,963
2020
Aerospace
Honeywell Building Technologies
Performance Materials and Technologies
Safety and Productivity Solutions

31 Honeywell International Inc.

Segment Profit by Segment

Three Months Ended June 30
$1,793
$710
$315
$530
$292
$(54)
2021
$1,385
$528
$250
$419
$213
$(25)
2020
Aerospace
Honeywell Building Technologies
Performance Materials and Technologies
Safety and Productivity Solutions
Corporate

Six Months Ended June 30
$3,568
$1,472
$620
$964
$595
$(83)
2021
$3,233
$1,465
$512
$931
$391
$(66)
2020
Aerospace
Honeywell Building Technologies
Performance Materials and Technologies
Safety and Productivity Solutions
Corporate

32 Honeywell International Inc.

CONSOLIDATED OPERATING RESULTS
Net Sales
The change in net sales was attributable to the following:

	Q2 2021 vs. Q2 2020	Year to Date 2021 vs. 2020
Volume	12%	4%
Price	3%	2%
Foreign Currency Translation	3%	2%
	18%	8%
Q2 2021 compared to Q2 2020
Net sales increased due to the following:
•Higher sales volumes due to an increase in demand for certain products and services as the global economy showed signs of recovery from the COVID-19 pandemic,
•The favorable impact of foreign currency translation, driven by the weakening of the U.S. Dollar against the currencies of the majority of our international markets, primarily the Euro, Canadian Dollar, Chinese Renminbi, British Pound, and Australian Dollar, and
•Favorable pricing.
YTD 2021 compared to YTD 2020
Net sales increased due to the following:
•Higher sales volumes due to an increase in demand for certain products and services as the global economy showed signs of recovery from the COVID-19 pandemic,
•The favorable impact of foreign currency translation, driven by the weakening of the U.S. Dollar against the currencies of the majority of our international markets, primarily the Euro, Chinese Renminbi, British Pound, Canadian Dollar, and Australian Dollar, and
•Favorable pricing,
•Partially offset by lower sales volumes in Aerospace due to weakness in global travel and lower flight hours due to the COVID-19 pandemic.

33 Honeywell International Inc.

Cost of Products and Services Sold
Q2 2021 compared to Q2 2020
Cost of products and services sold increased due to the following:
•Higher direct and indirect material costs of approximately $690 million and higher labor costs of approximately $90 million driven by higher volumes due to an increase in demand in certain of our products and services and the unfavorable impact of foreign currency translation,
•Partially offset by lower repositioning and other charges of approximately $90 million.
YTD 2021 compared to YTD 2020
Cost of products and services sold increased due to the following:
•Higher direct and indirect material costs of approximately $860 million driven by higher volumes due to an increase in demand in certain of our products and services and the unfavorable impact of foreign currency translation.
Gross Margin
Q2 2021 compared to Q2 2020
Gross margin and Gross margin as a percentage of net sales increased due to the following:
•Higher gross margins due to an increase in demand for certain products and services as the global economy showed signs of recovery from the COVID-19 pandemic,
34 Honeywell International Inc.

•Lower repositioning and other charges of approximately $90 million, and
•Favorable pricing,
•Partially offset by a larger portion of our sales being driven by our Safety and Productivity Solutions segment.
YTD 2021 compared to YTD 2020
Gross margin and Gross margin as a percentage of net sales increased due to the following:
•Higher gross margins due to an increase in demand for certain products and services as the global economy showed signs of recovery from the COVID-19 pandemic, and
•Favorable pricing,
•Partially offset by a larger portion of our sales being driven by our Safety and Productivity Solutions segment.
Selling, General and Administrative Expenses
Q2 2021 compared to Q2 2020
Selling, general and administrative expenses and Selling, general and administrative expenses as a percentage of net sales changed due to the following:
•Cost savings from repositioning actions resulted in lower expenses,
•Partially offset by higher expenses due to increased sales volumes and the unfavorable impact of foreign currency translation.
YTD 2021 compared to YTD 2020
Selling, general and administrative expenses and Selling, general and administrative expenses as a percentage of net sales changed due to the following:
•Cost savings from repositioning actions resulted in lower expenses,
•Partially offset by higher expenses due to increased sales volumes and the unfavorable impact of foreign currency translation.

35 Honeywell International Inc.

Other (Income) Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other (income) expense	$(366)	$(291)	$(808)	$(608)
Q2 2021 compared to Q2 2020
Other income increased due to the following:
•Higher pension income,
•Partially offset by foreign exchange expense.
YTD 2021 compared to YTD 2020
Other income increased due to the following:
•Higher pension income and gain on sale of the retail footwear business,
•Partially offset by foreign exchange expense and lower interest income.
Tax Expense
Q2 2021 compared to Q2 2020
The effective tax rate increased due to the absence of tax benefits realized in the prior year as a result of the favorable resolution of a foreign tax matter related to the spin-off transactions partially offset by increased tax benefits for employee share-based compensation and the resolution of certain foreign tax matters in the current year.
The effective tax rate for the three months ended June 30, 2021, was higher than the U.S. federal statutory rate of 21% primarily due to incremental tax reserves and state taxes, partially offset by tax benefits for employee share-based compensation and the resolution of certain foreign tax matters.
The effective tax rate for the three months ended June 30, 2020, was lower than the U.S. federal statutory rate of 21% primarily from foreign earnings taxed at lower foreign tax rates and the favorable resolution of a foreign tax matter related to the spin-off transactions, partially offset by incremental tax reserves and state taxes.
YTD 2021 compared to YTD 2020
The effective tax rate increased due to the absence of tax benefits realized in the prior year as a result of the favorable resolution of a foreign tax matter related to the spin-off transactions, tax law changes in India and the resolution of certain U.S. tax matters, partially offset by increased tax benefits for employee share-based compensation and the resolution of certain foreign tax matters in the current year.
36 Honeywell International Inc.

The effective tax rate for the six months ended June 30, 2021, was higher than the U.S. federal statutory rate of 21% primarily due to incremental tax reserves and state taxes, partially offset by tax benefits for employee share-based compensation and the resolution of certain foreign tax matters.
The effective tax rate for the six months ended June 30, 2020, was lower than the U.S. federal statutory rate of 21% primarily from foreign earnings taxed at lower foreign tax rates, the favorable resolution of a foreign tax matter related to the spin-off transactions, tax law changes in India and the resolution of certain U.S. tax matters, partially offset by incremental tax reserves and state taxes.
Net Income Attributable to Honeywell
Q2 2021 compared to Q2 2020
Earnings per share of common stock–assuming dilution increased, driven by the following:
•Higher segment profit,
•Lower repositioning and other charges, and
•Higher pension income,
•Partially offset by higher income taxes.
YTD 2021 compared to YTD 2020
Earnings per share of common stock–assuming dilution increased, driven by the following:
•Higher segment profit,
•Higher pension income,
•Lower repositioning and other charges, and
•Favorable impact of lower share count,
•Partially offset by higher income taxes.

37 Honeywell International Inc.

REVIEW OF BUSINESS SEGMENTS
We globally manage our business operations through four segments: Aerospace, Honeywell Building Technologies, Performance Materials and Technologies, and Safety and Productivity Solutions.
AEROSPACE
NET SALES

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Net sales	$2,766	$2,543	9%	$5,398	$5,904	(9)%
Cost of products and services sold	1,846	1,795		3,502	3,994
Selling, general and administrative and other expenses	210	220		424	445
Segment profit	$710	$528	34%	$1,472	$1,465	—%

	2021 vs. 2020
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic(1)	7%	33%	(9)%	—%
Foreign currency translation	1%	1%	—%	—%
Acquisitions, divestitures and other, net	1%	—%	—%	—%
Total % change	9%	34%	(9)%	—%
(1) Organic sales % change is defined as the change in net sales, excluding the impact on sales from foreign currency translation and acquisitions, net of divestitures, for the first 12 months following the transaction date. We believe this measure is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends.
38 Honeywell International Inc.

Q2 2021 compared to Q2 2020
Sales increased due to higher sales volumes as domestic travel and flight hours began to show signs of recovery from the COVID-19 pandemic, in addition to the favorable impact of pricing and foreign currency translation. Sales of our aftermarket products and services increased, while demand from commercial OEMs and domestic and international defense decreased.
•Commercial Aviation Original Equipment sales decreased 2% (decreased 3% organic) due to lower demand from air transport, partially offset by increases in regional and business aviation.
•Commercial Aviation Aftermarket sales increased 54% (increased 53% organic) due to higher demand in air transport and regional and business aviation.
•Defense and Space sales decreased 8% (decreased 10% organic) driven by lower demand in U.S. and international defense.
Cost of products and services sold increased due to higher sales volumes, partially offset by higher productivity.
Segment profit increased due to higher sales volumes of aftermarket products, increased productivity, and favorable pricing.
YTD 2021 compared to YTD 2020
Sales decreased due to weakness in global travel and lower flight hours due to the COVID-19 pandemic, resulting in lower demand for our products and services from commercial OEMs and aftermarket customers, and as demand from domestic and international defense spend decreased.
•Commercial Aviation Original Equipment sales decreased 23% (decreased 23% organic) due to lower demand from air transport and regional and business aviation.
•Commercial Aviation Aftermarket sales decreased 6% (decreased 6% organic) due to lower demand in air transport, partially offset by higher demand in regional and business aviation.
•Defense and Space sales decreased 5% (decreased 6% organic) driven by lower demand in U.S and international defense.
Cost of products and services sold decreased due to lower sales volumes and higher productivity.
Segment profit was flat due to favorable pricing and higher productivity, offset by lower sales volumes.
HONEYWELL BUILDING TECHNOLOGIES
NET SALES
39 Honeywell International Inc.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Net sales	$1,407	$1,177	20%	$2,765	$2,458	12%
Cost of products and services sold	822	699		1,611	1,453
Selling, general and administrative and other expenses	270	228		534	493
Segment profit	$315	$250	26%	$620	$512	21%

	2021 vs. 2020
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic	13%	20%	7%	15%
Foreign currency translation	7%	8%	5%	7%
Acquisitions, divestitures and other, net	—%	(2)%	—%	(1)%
Total % change	20%	26%	12%	21%
Q2 2021 compared to Q2 2020
Sales increased due to higher sales volumes and the favorable impact of foreign currency translation. Customer demand increased as the global economy began to show signs of recovery.
•Sales in Products increased 26% (increased 20% organic) due to higher sales volumes, an increase in pricing, and the favorable impact of foreign currency translation.
•Sales in Building Solutions increased 11% (increased 5% organic) due to the favorable impact of foreign currency translation, higher sales volumes, and an increase in pricing.
Cost of products and services sold increased primarily due to higher sales volumes and the unfavorable impact of foreign currency translation, partially offset by higher productivity.
Segment profit increased primarily due to higher sales volumes and the favorable impact of foreign currency translation.
YTD 2021 compared to YTD 2020
Sales increased due to higher sales volumes and the favorable impact of foreign currency translation. Customer demand increased as the global economy began to show signs of recovery.
•Sales in Products increased 16% (increased 11% organic) due to higher sales volumes, favorable pricing, and the favorable impact of foreign currency translation.
•Sales in Building Solutions increased 7% (increased 2% organic) due to the favorable impact of foreign currency translation, higher sales volumes, and favorable pricing.
Cost of products and services sold increased primarily due to higher sales volumes and the unfavorable impact of foreign currency translation, partially offset by higher productivity.
Segment profit increased primarily due to favorable pricing, the favorable impact of foreign currency translation, and higher sales volumes.
40 Honeywell International Inc.

PERFORMANCE MATERIALS AND TECHNOLOGIES
NET SALES

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Net sales	$2,552	$2,218	15%	$4,898	$4,615	6%
Cost of products and services sold	1,696	1,490		3,287	3,049
Selling, general and administrative and other expenses	326	309		647	635
Segment profit	$530	$419	26%	$964	$931	4%

	2021 vs. 2020
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic	10%	23%	2%	1%
Foreign currency translation	4%	4%	3%	4%
Acquisitions, divestitures, and other, net	1%	(1)%	1%	(1)%
Total % change	15%	26%	6%	4%

Q2 2021 compared to Q2 2020
Sales increased due to higher sales volumes, the favorable impact of foreign currency translation, and an increase in pricing. Increased investment in the oil and gas industry and higher demand within Advanced Materials resulted in higher sales of our products and services.
•UOP sales increased 10% (increased 8% organic) due to higher demand for oil and gas products and the favorable impact of foreign currency translation.
•Process Solutions sales increased 7% (decreased 1% organic) driven by the favorable impact of foreign currency translation as well as the acquisition of Sparta Systems.
•Advanced Materials sales increased 34% (increased 30% organic) driven by increased demand in fluorine and specialty products and the favorable impact of foreign currency translation.
Cost of products and services sold increased due to higher sales volumes and the unfavorable impact of foreign currency translation.
41 Honeywell International Inc.

Segment profit increased due to higher productivity, higher sales volumes, and the favorable impact of foreign currency translation.
YTD 2021 compared to YTD 2020
Sales increased due to the favorable impact of foreign currency translation and an increase in pricing. Higher demand within Advanced Materials was partially offset by decreased investment in the oil and gas industry which negatively impacted many of our customers.
•UOP sales decreased 1% (decreased 4% organic) due to lower demand for oil and gas products and services partially offset by the favorable impact of foreign currency translation.
•Process Solutions sales increased 1% (decreased 5% organic) driven by the favorable impact of foreign currency translation, partially offset by lower demand for products and services.
•Advanced Materials sales increased 22% (increased 18% organic) driven by increased demand in fluorine and specialty products and the favorable impact of foreign currency translation.
Cost of products and services sold increased due to higher sales of lower margin products and the unfavorable impact of foreign currency translation.
Segment profit increased due to higher productivity, offset by higher sales of lower margin products.

42 Honeywell International Inc.

SAFETY AND PRODUCTIVITY SOLUTIONS
NET SALES

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Net sales	$2,083	$1,539	35%	$4,201	$2,963	42%
Cost of products and services sold	1,523	1,079		3,073	2,051
Selling, general and administrative and other expenses	268	247		533	521
Segment profit	$292	$213	37%	$595	$391	52%

	2021 vs. 2020
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic	35%	32%	41%	48%
Foreign currency translation	3%	6%	3%	5%
Acquisitions, divestitures, and other, net	(3)%	(1)%	(2)%	(1)%
Total % change	35%	37%	42%	52%
Q2 2021 compared to Q2 2020
Sales increased due to higher sales volumes, favorable pricing, and the favorable impact of foreign currency translation, partially offset by the sale of the retail footwear business. The higher sales volumes in the quarter were primarily driven by warehouse automation services, Productivity Solutions and Services, and respiratory PPE.
•Sales in Safety and Retail increased 21% (increased 25% organic) due to higher sales volumes and the favorable impact of foreign currency translation, partially offset by the sale of the retail footwear business.
•Sales in Productivity Solutions and Services increased 43% (increased 38% organic) due to higher demand and the favorable impact of foreign currency translation.
•Sales in Warehouse and Workflow Solutions increased 59% (increased 57% organic) due to higher sales volumes and the favorable impact of foreign currency translation. Sales volume growth was driven by strong demand for our warehouse automation services.
43 Honeywell International Inc.

•Sales in Advanced Sensing Technologies decreased 1% (decreased 4% organic) due to lower sales volumes, partially offset by the favorable impact of foreign currency translation.
Cost of products and services sold increased due to higher sales volumes and the unfavorable impact of foreign currency translation.
Segment profit increased primarily due to higher sales volumes, favorable pricing, and higher productivity, partially offset by higher sales of lower margin products.
YTD 2021 compared to YTD 2020
Sales increased due to higher sales volumes, favorable pricing, and the favorable impact of foreign currency translation, partially offset by the sale of the retail footwear business. The higher sales volumes in the six months were primarily driven by warehouse automation services, respiratory PPE, and Productivity Solutions and Services.
•Sales in Safety and Retail increased 34% (increased 36% organic) due to higher sales volumes and the favorable impact of foreign currency translation, partially offset by the sale of the retail footwear business.
•Sales in Productivity Solutions and Services increased 31% (increased 27% organic) due to higher demand and the favorable impact of foreign currency translation.
•Sales in Warehouse and Workflow Solutions increased 70% (increased 69% organic) due to higher sales volumes and the favorable impact of foreign currency translation. Sales volume growth was driven by strong demand for our warehouse automation services.
•Sales in Advanced Sensing Technologies increased 2% (decreased 1% organic) due to the favorable impact of foreign currency translation, partially offset by lower organic sales volumes.
Cost of products and services sold increased due to higher sales volumes and the unfavorable impact of foreign currency translation.
Segment profit increased primarily due to higher sales volumes, higher productivity, and favorable pricing, partially offset by higher sales of lower margin products.
REPOSITIONING CHARGES
See Note 5 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in the six months ended June 30, 2021 and 2020. Cash spending related to our repositioning actions was $202 million in the six months ended June 30, 2021, and was funded through operating cash flows.
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
CASH
We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. As of June 30, 2021, and December 31, 2020, we held $12.3 billion and $15.2 billion, respectively, of cash and cash equivalents, including our short-term investments.

44 Honeywell International Inc.

BORROWINGS
Consolidated total borrowings were $21.4 billion and $22.4 billion as of June 30, 2021, and December 31, 2020.

	June 30, 2021	December 31, 2020
Commercial paper and other short-term borrowings	$3,573	$3,597
Variable rate notes	1,122	1,122
Fixed rate notes	16,464	17,399
Other	197	266
Total borrowings	$21,356	$22,384

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
We also have the following revolving credit agreements, which can provide financing for general corporate purposes:
•A $1.5 billion 364-Day Credit Agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated March 31, 2021. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 30, 2022, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 30, 2023, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 364-Day Credit Agreement replaces the previously reported $1.5 billion 364-day credit agreement dated as of April 10, 2020, which was terminated in accordance with its terms effective March 31, 2021. As of June 30, 2021, there were no outstanding borrowings under our 364-Day Credit Agreement.
•A $4.0 billion Five Year Credit Agreement (the 5-Year Credit Agreement) with a syndicate of banks, dated March 31, 2021. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 5-Year Credit Agreement amended and restated the previously reported $4.0 billion amended and restated five year credit agreement dated as of April 26, 2019. As of June 30, 2021, there were no outstanding borrowings under our 5-Year Credit Agreement.
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
CREDIT RATINGS
Our ability to access the global debt capital markets and the related cost of these borrowings, is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of June 30, 2021, Standard & Poor's (S&P), Fitch, and Moody’s have ratings on our debt set forth in the table below:

	S&P	Fitch	Moody's
Outlook	Stable	Stable	Stable
Short-term	A-1	F1	P1
Long-term	A	A	A2

45 Honeywell International Inc.

CASH FLOW SUMMARY
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Six Months Ended June 30,
	2021	2020
Cash provided by (used for):
Operating activities	$2,256	$2,419
Investing activities	(1,243)	(358)
Financing activities	(3,877)	2,741
Effect of exchange rate changes on cash	16	(91)
Net increase (decrease) in cash and cash equivalents	$(2,848)	$4,711

Cash provided by operating activities decreased by $163 million due to a net unfavorable impact of changes in assets and liabilities, which resulted in a $350 million use of cash during the six months ended June 30, 2021, compared to providing cash of $161 million during the six months ended June 30, 2020. The change included an unfavorable impact to working capital of $77 million, which was partially offset by an increase in net income of $195 million.
Cash used for investing activities increased by $885 million primarily due to $1,327 million in cash paid for acquisitions and a $106 million decrease in cash receipts from settlements of derivative contracts, partially offset by a $375 million cash receipt from Garrett Motion Inc. (Garrett) and $190 million in proceeds from the sale of the retail footwear business.
Cash used for financing activities increased by $6,618 million primarily due to $7,101 of proceeds from the issuance of long-term debt during the six months ended June 30, 2020, partially offset by a $383 million decrease in repayments of long-term debt and a $136 million decrease in repurchases of common stock during the six months ended June 30, 2021.
The effect of the exchange rate changes on cash reflects an overall weakening of the U.S. Dollar against the currencies of the majority of our international markets during the six months ended June 30, 2021 as compared to an overall strengthening of the U.S. Dollar during the six months ended June 30, 2020.
CASH REQUIREMENTS AND ASSESSMENT OF CURRENT LIQUIDITY
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, share repurchases, dividends, strategic acquisitions and debt repayments. On February 12, 2021, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included amounts remaining under, and replaced, the previously approved share repurchase program. During the six months ended June 30, 2021, the Company repurchased common stock of $1,849 million. Refer to the section titled Liquidity and Capital Resources of our 2020 Form 10-K for a discussion of our expected capital expenditures, share repurchases and dividends for 2021.
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
46 Honeywell International Inc.

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
CRITICAL ACCOUNTING ESTIMATES
Other than as noted below, there have been no material changes to our Critical Accounting Estimates presented in our 2020 Annual Report on Form 10-K. For a discussion of the Company’s Critical Accounting Estimates, see the section titled Critical Accounting Estimates in our 2020 Annual Report on Form 10-K.
On April 26, 2021, the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) confirmed Garrett's amended Chapter 11 plan of reorganization (the Confirmed Plan) and on April 30, 2021, Garrett emerged from bankruptcy. In accordance with Garrett’s emergence from bankruptcy and the Confirmed Plan, the Company received from Garrett an initial payment of $375 million and 834.8 million shares of Series B Preferred Stock in full satisfaction of our indemnification and reimbursement agreement and tax matters agreement. As a result, we updated our Critical Accounting Estimate for Reimbursement Receivables to exclude receivable amounts from Garrett which were satisfied in full. See Note 15 Commitments and Contingencies of Notes to the Consolidated Financial Statements for further discussion on Garrett.
Reimbursement Receivables—In conjunction with the Resideo Technologies, Inc. (Resideo) spin-off, the Company entered into a reimbursement agreement under which Honeywell receives cash payments as reimbursement primarily related to net spending for environmental matters at certain sites as defined in the reimbursement agreement. Accordingly, the Company recorded receivables based on estimates of the underlying reimbursable Honeywell environmental spend, and we monitor the recoverability of such receivables, which are subject to the terms of applicable credit agreements and general ability to pay.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2020 Annual Report on Form 10-K. As of June 30, 2021, there has been no material change in this information.
47 Honeywell International Inc.

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
ITEM 1A. RISK FACTORS
Other than as noted below, there have been no material changes to our Risk Factors presented in our 2020 Annual Report on Form 10-K under the section titled Risk Factors. For further discussion of our Risk Factors, refer to the section titled Risk Factors in our 2020 Annual Report on Form 10-K.
On April 26, 2021, the Bankruptcy Court confirmed Garrett's amended Chapter 11 plan of reorganization and on April 30, 2021, Garrett emerged from bankruptcy. As such, the risk factor discussing Garrett and the potential outcome of Garrett's bankruptcy proceedings as disclosed in our 2020 Annual Report on Form 10-K under the section titled Risk Factors is no longer a risk as of June 30, 2021. See Note 15 Commitments and Contingencies of Notes to the Consolidated Financial Statements for further discussion on Garrett.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Honeywell purchased 4,610,344 shares of its common stock, par value $1 per share, in the quarter ended June 30, 2021. On February 12, 2021, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included approximately $2.8 billion remaining under, and replaced, the previously approved share repurchase program, which was approved in April 2019, and authorized repurchases of up to $10 billion.
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
48 Honeywell International Inc.

As of June 30, 2021, $8.6 billion remained available for additional share repurchases. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended June 30, 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
April 1-30, 2021	103,225	$223.41	103,225	$9,641
May 1-31, 2021	2,361,275	$224.48	2,361,275	$9,111
June 1-30, 2021	2,145,844	$220.98	2,145,844	$8,637
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
ITEM 5. OTHER INFORMATION
On May 10, 2021, Honeywell voluntarily withdrew the listing of its common stock, par value $1.00 per share (the Common Stock), and the listings of its 1.300% Senior Notes due 2023, 0.000% Senior Notes due 2024, 2.250% Senior Notes due 2028, and 0.750% Senior Notes due 2032 (collectively, the Notes), from the New York Stock Exchange (NYSE) and transferred the listings to The Nasdaq Stock Market LLC (Nasdaq). Exhibits 10.1 through 10.7 were all impacted by the transfer of our Common Stock and Notes to the Nasdaq.
As previously disclosed, Mr. Rajeev Gautam, President and Chief Executive Officer of Performance Materials and Technologies will retire from the Company on August 13, 2021 (the Retirement Date). Following the Retirement Date and through January 31, 2022 (the Consulting Period), Mr. Gautam will serve as President Emeritus, Honeywell Performance Materials and Technologies, with responsibility for ensuring smooth customer transitions across Performance Materials and Technologies and helping enable growth within the Honeywell UOP business unit.
On July 20, 2021, in consideration for Mr. Gautam’s agreement to serve in this capacity during the Consulting Period and extend the time period of his existing non-solicitation and non-compete covenants from two years to three years, the Company and Mr. Gautam entered into a Retirement Agreement and a Consulting Agreement that together provide Mr. Gautam with the following benefits: (i) Mr. Gautam will receive a service fee of $15,000 per month throughout the Consulting Period, (ii) the outstanding restricted stock units previously awarded to Mr. Gautam that are unvested at the time of his retirement shall remain outstanding and continue to vest as scheduled pursuant to their existing terms and conditions, including the satisfaction of any applicable Company performance requirements, (iii) all outstanding stock options that are unvested at the time of his retirement shall remain outstanding and continue to vest as scheduled and shall remain exercisable for the full term of the option, (iv) the outstanding performance stock units previously awarded to Mr. Gautam that are unvested at the time of his retirement shall remain outstanding and continue to vest as scheduled pursuant to their existing terms and conditions, including the satisfaction of any applicable Company performance requirements, and (v) Mr. Gautam shall be eligible to receive a short-term incentive award for the 2021 performance year at the funding levels to be authorized by the Company’s Board of Directors, pro-rated to the Retirement Date, based upon Mr. Gautam’s individual performance, Performance Materials and Technologies performance, and overall Company performance. The foregoing description of Mr. Gautam’s Retirement Agreement and Consulting Agreement is not intended to be complete and is qualified in its entirety by reference to the agreements, copies of which are filed herewith.

49 Honeywell International Inc.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Omnibus Amendment to Certain Honeywell Plans and Agreements (filed herewith)
10.2*	2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates – Form of Stock Option Award Agreement (filed herewith)
10.3*	2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates – Form of Restricted Unit Agreement (filed herewith)
10.4*	2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates – Form of Restricted Unit Agreement, Form 2 (filed herewith)
10.5*	2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates – Form of Performance Plan Grant Agreement (filed herewith)
10.6*	2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. – Form of Stock Option Award Agreement (filed herewith)
10.7*	2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. – Form of Restricted Unit Agreement (filed herewith)
10.8*	Retirement Agreement dated July 20, 2021 between Honeywell International Inc. and Rajeev Gautam, and Exhibit A (Consulting Agreement) thereto (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
95	Mine Safety Disclosures (filed herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

The Exhibits identified with an asterisk (*) are management contracts or compensatory plans or arrangements.

50 Honeywell International Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: July 23, 2021	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

51 Honeywell International Inc.