Form 10-Q
period 2021-09-30
HONEYWELL INTERNATIONAL INC
filed 2021-10-22
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _____
Commission file number 1-8974
Honeywell International Inc.
(Exact name of registrant as specified in its charter)

Delaware		22-2640650
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

855 South Mint Street		28202
Charlotte,	NC
(Address of principal executive offices)		(Zip Code)

(704)	627-6200
(Registrant’s telephone number, including area code)

300 South Tryon Street, Charlotte, NC 28202
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
There were 688,422,975 shares of Common Stock outstanding at September 30, 2021.

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

ABOUT HONEYWELL
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
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our website (honeywell.com) under the heading Investors (see SEC Filings) immediately after they are filed with, or furnished to, the SEC. Honeywell uses our Investor Relations website, investor.honeywell.com, as a means of disclosing information which may be of interest or material to our investors and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, public conference calls, webcasts, and social media. Information contained on or accessible through our website is not a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q or any other report or document we file with the SEC. Any reference to our website is intended to be an inactive textual reference only.

PART I. FINANCIAL INFORMATION
The financial statements and related notes as of September 30, 2021, should be read in conjunction with the financial statements for the year ended December 31, 2020, contained in our 2020 Annual Report on Form 10-K.

ITEM 1. FINANCIAL STATEMENTS
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions, except per share amounts)
Product sales	$6,233	$5,885	$19,281	$17,933
Service sales	2,240	1,912	6,454	5,804
Net sales	8,473	7,797	25,735	23,737
Costs, expenses and other
Cost of products sold	4,463	4,315	13,748	12,852
Cost of services sold	1,283	1,068	3,710	3,341
	5,746	5,383	17,458	16,193
Selling, general and administrative expenses	1,152	1,103	3,595	3,524
Other (income) expense	(215)	62	(1,023)	(546)
Interest and other financial charges	90	101	263	264
	6,773	6,649	20,293	19,435
Income before taxes	1,700	1,148	5,442	4,302
Tax expense	427	367	1,274	816
Net income	1,273	781	4,168	3,486
Less: Net income attributable to the noncontrolling interest	16	23	54	66
Net income attributable to Honeywell	$1,257	$758	$4,114	$3,420
Earnings per share of common stock - basic	$1.82	$1.08	$5.93	$4.85
Earnings per share of common stock - assuming dilution	$1.80	$1.07	$5.86	$4.81

The Notes to Consolidated Financial Statements are an integral part of this statement.
1 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net income	$1,273	$781	$4,168	$3,486
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(93)	(82)	250	(237)
Actuarial (gains) losses recognized during year	(1)	—	(1)	—
Prior service (credit) cost recognized	(21)	(20)	(64)	(60)
Pension and other postretirement benefit adjustments	(22)	(20)	(65)	(60)
Changes in fair value of available for sale investments	—	—	(3)	—
Cash flow hedges recognized in other comprehensive income (loss)	1	(54)	16	50
Less: Reclassification adjustment for gains (losses) included in net income	5	(30)	14	(8)
Changes in fair value of cash flow hedges	(4)	(24)	2	58
Other comprehensive income (loss), net of tax	(119)	(126)	184	(239)
Comprehensive income	1,154	655	4,352	3,247
Less: Comprehensive income attributable to the noncontrolling interest	15	29	54	68
Comprehensive income attributable to Honeywell	$1,139	$626	$4,298	$3,179

The Notes to Consolidated Financial Statements are an integral part of this statement.
2 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2021	December 31, 2020
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$11,087	$14,275
Short-term investments	1,049	945
Accounts receivable - net	7,239	6,827
Inventories	4,967	4,489
Other current assets	1,691	1,639
Total current assets	26,033	28,175
Investments and long-term receivables	1,243	685
Property, plant and equipment - net	5,514	5,570
Goodwill	16,963	16,058
Other intangible assets - net	3,637	3,560
Insurance recoveries for asbestos related liabilities	330	366
Deferred income taxes	760	760
Other assets	9,711	9,412
Total assets	$64,191	$64,586
LIABILITIES
Current liabilities:
Accounts payable	$6,116	$5,750
Commercial paper and other short-term borrowings	3,559	3,597
Current maturities of long-term debt	3,344	2,445
Accrued liabilities	7,188	7,405
Total current liabilities	20,207	19,197
Long-term debt	14,346	16,342
Deferred income taxes	2,372	2,113
Postretirement benefit obligations other than pensions	225	242
Asbestos-related liabilities	1,765	1,920
Other liabilities	7,155	6,975
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	7,612	7,292
Common stock held in treasury, at cost	(29,614)	(27,229)
Accumulated other comprehensive loss	(3,193)	(3,377)
Retained earnings	42,079	39,905
Total Honeywell shareowners’ equity	17,842	17,549
Noncontrolling interest	272	241
Total shareowners’ equity	18,114	17,790
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$64,191	$64,586

The Notes to Consolidated Financial Statements are an integral part of this statement.
3 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(Dollars in millions)
Cash flows from operating activities:
Net income	$4,168	$3,486
Less: Net income attributable to the noncontrolling interest	54	66
Net income attributable to Honeywell	4,114	3,420
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	506	480
Amortization	427	268
Gain on sale of non-strategic businesses and assets	(95)	—
Repositioning and other charges	338	486
Net payments for repositioning and other charges	(505)	(652)
Pension and other postretirement income	(862)	(633)
Pension and other postretirement benefit payments	(29)	(37)
Stock compensation expense	172	118
Deferred income taxes	189	(289)
Reimbursement receivables charge	—	350
Other	(106)	(369)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(419)	615
Inventories	(516)	(284)
Other current assets	(324)	246
Accounts payable	379	(460)
Accrued liabilities	106	167
Net cash provided by operating activities	3,375	3,426
Cash flows from investing activities:
Expenditures for property, plant and equipment	(614)	(615)
Proceeds from disposals of property, plant and equipment	18	17
Increase in investments	(1,989)	(2,371)
Decrease in investments	1,906	2,634
Receipts from Garrett Motion Inc.	375	—
Receipts (payments) from settlements of derivative contracts	88	(75)
Cash paid for acquisitions, net of cash acquired	(1,334)	—
Proceeds from sales of businesses, net of fees paid	203	—
Net cash used for investing activities	(1,347)	(410)
Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	3,640	8,577
Payments of commercial paper and other short-term borrowings	(3,637)	(8,512)
Proceeds from issuance of common stock	171	163
Proceeds from issuance of long-term debt	2,509	10,105
Payments of long-term debt	(3,355)	(4,237)
Repurchases of common stock	(2,499)	(2,149)
Cash dividends paid	(1,950)	(1,921)
Other	(74)	(54)
Net cash provided by (used for) financing activities	(5,195)	1,972
Effect of foreign exchange rate changes on cash and cash equivalents	(21)	(19)
Net increase (decrease) in cash and cash equivalents	(3,188)	4,969
Cash and cash equivalents at beginning of period	14,275	9,067
Cash and cash equivalents at end of period	$11,087	$14,036
The Notes to Consolidated Financial Statements are an integral part of this statement.
4 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Shares	$	Shares	$	Shares	$	Shares	$
	(In millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		7,566		7,104		7,292		6,876
Issued for employee savings and option plans		(10)		11		148		161
Stock-based compensation expense		56		40		172		118
Ending balance		7,612		7,155		7,612		7,155
Treasury stock
Beginning balance	(267.2)	(28,978)	(255.8)	(25,685)	(260.8)	(27,229)	(246.5)	(23,836)
Reacquired stock or repurchases of common stock	(2.9)	(650)	(1.0)	(164)	(11.5)	(2,499)	(13.1)	(2,149)
Issued for employee savings and option plans	0.9	14	0.9	43	3.1	114	3.7	179
Ending balance	(269.2)	(29,614)	(255.9)	(25,806)	(269.2)	(29,614)	(255.9)	(25,806)
Retained earnings
Beginning balance		41,467		39,080		39,905		37,693
Net income attributable to Honeywell		1,257		758		4,114		3,420
Dividends on common stock		(645)		(635)		(1,940)		(1,910)
Ending balance		42,079		39,203		42,079		39,203
Accumulated other comprehensive income (loss)
Beginning balance		(3,075)		(3,310)		(3,377)		(3,197)
Foreign exchange translation adjustment		(92)		(82)		250		(237)
Pension and other postretirement benefit adjustments		(22)		(20)		(65)		(60)
Changes in fair value of available for sale investments		—		—		(3)		—
Changes in fair value of cash flow hedges		(4)		(24)		2		58
Ending balance		(3,193)		(3,436)		(3,193)		(3,436)
Noncontrolling interest
Beginning balance		264		219		241		212
Acquisitions, divestitures, and other		—		—		5		(6)
Net income attributable to noncontrolling interest		16		23		54		66
Foreign exchange translation adjustment		(1)		6		—		2
Dividends paid		(7)		(9)		(32)		(35)
Contributions from noncontrolling interest holders		—		—		4		—
Ending balance		272		239		272		239
Total shareowners' equity	688.4	18,114	701.7	18,313	688.4	18,114	701.7	18,313
Cash dividends per share of common stock		$0.930		$0.900		$2.790		$2.700

The Notes to Consolidated Financial Statements are an integral part of this statement.
5 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, cash flows and shareowners' equity of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the periods presented. The interim results of operations and cash flows should not necessarily be taken as indicative of the entire year.
Honeywell reports its quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been Honeywell's practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires Honeywell's businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, Honeywell will provide appropriate disclosures. Honeywell's actual closing dates for the three and nine months ended September 30, 2021, and September 30, 2020, were October 2, 2021, and September 26, 2020, respectively.
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 3. ACQUISITIONS AND DIVESTITURES
On February 12, 2021, the Company acquired 100% of the shares outstanding of Sparta Systems, a leading provider of enterprise quality management software for the life sciences industry, for $1,303 million. Sparta Systems is expected to further strengthen the Company's leadership in industrial automation, digital transformation solutions, and enterprise performance management software. The business is included within the Performance Materials and Technologies segment. The assets and liabilities acquired with Sparta Systems are included in the Consolidated Balance Sheet as of September 30, 2021, including $383 million of intangible assets and $1,029 million allocated to goodwill, which is non-deductible for tax purposes. The purchase accounting is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, tax balances, and certain pre-acquisition contingencies.
On March 15, 2021, the Company completed the sale of its retail footwear business in exchange for gross cash consideration of $230 million. The Company recognized a pre-tax gain of $95 million for the nine months ended September 30, 2021, which was recorded in Other (income) expense. The retail footwear business was previously included in the Safety and Productivity Solutions segment.
NOTE 4. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
Honeywell generates revenue from a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following table and related discussions by operating segment for details.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Aerospace
Commercial Aviation Original Equipment	$415	$411	$1,282	$1,532
Commercial Aviation Aftermarket	1,083	779	3,008	2,825
Defense and Space	1,234	1,472	3,840	4,209
	2,732	2,662	8,130	8,566
Honeywell Building Technologies
Products	805	745	2,432	2,145
Building Solutions	565	560	1,703	1,618
	1,370	1,305	4,135	3,763
Performance Materials and Technologies
UOP	600	461	1,698	1,572
Process Solutions	1,160	1,135	3,422	3,379
Advanced Materials	750	656	2,288	1,916
	2,510	2,252	7,408	6,867
Safety and Productivity Solutions
Safety and Retail	525	599	1,884	1,612
Productivity Solutions and Services	407	322	1,132	877
Warehouse and Workflow Solutions	716	445	2,440	1,457
Advanced Sensing Technologies	213	212	606	595
	1,861	1,578	6,062	4,541
Net sales	$8,473	$7,797	$25,735	$23,737

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The Company recognizes revenue from performance obligations to customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based off timing of recognition is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Products, transferred point in time	58%	61%	58%	61%
Products, transferred over time	16	15	17	15
Net product sales	74	76	75	76
Services, transferred point in time	9	7	8	8
Services, transferred over time	17	17	17	16
Net service sales	26	24	25	24
Net sales	100%	100%	100%	100%
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
Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.
The following table summarizes the Company's contract assets and liabilities balances:

	2021	2020
Contract assets - January 1	$1,618	$1,602
Contract assets - September 30	2,087	1,819
Change in contract assets - increase (decrease)	$469	$217

Contract liabilities - January 1	$(4,033)	$(3,501)
Contract liabilities - September 30	(3,840)	(3,666)
Change in contract liabilities - decrease (increase)	$193	$(165)

Net change	$662	$52
For the three and nine months ended September 30, 2021, the Company recognized revenue of $225 million and $1,786 million that was previously included in the beginning balance of contract liabilities. For the three and nine months ended September 30, 2020, the Company recognized revenue of $351 million and $1,554 million that was previously included in the beginning balance of contract liabilities.
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
The following table outlines the Company's remaining performance obligations disaggregated by segment:

September 30, 2021
Aerospace	$8,890
Honeywell Building Technologies	6,813
Performance Materials and Technologies	7,573
Safety and Productivity Solutions	4,264
$27,540
Performance obligations recognized as of September 30, 2021, will be satisfied over the course of future periods. The Company's disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 56% and 44%, respectively.
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

10 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 5. REPOSITIONING AND OTHER CHARGES
A summary of repositioning and other charges follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Severance	$3	$113	$63	$433
Asset impairments	20	5	107	11
Exit costs	46	17	110	47
Reserve adjustments	3	(11)	(18)	(42)
Total net repositioning charge	72	124	262	449
Asbestos related litigation charges, net of insurance and reimbursements	24	13	68	33
Probable and reasonably estimable environmental liabilities, net of reimbursements	3	6	14	20
Other	(3)	1	(6)	(16)
Total net repositioning and other charges	$96	$144	$338	$486

The following table summarizes the pretax distribution of total net repositioning and other charges by classification:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of products and services sold	$63	$91	$248	$286
Selling, general and administrative expenses	33	53	90	200
	$96	$144	$338	$486

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Aerospace	$(2)	$33	$55	$151
Honeywell Building Technologies	5	29	9	87
Performance Materials and Technologies	5	34	12	139
Safety and Productivity Solutions	40	15	136	32
Corporate	48	33	126	77
	$96	$144	$338	$486

In the three months ended September 30, 2021, we recognized gross repositioning charges totaling $69 million including severance costs of $3 million related to workforce reductions of 603 manufacturing and administrative positions mainly in our Safety and Productivity Solutions segment. The workforce reductions were primarily related to the re-alignment of a product line in our Safety and Productivity Solutions segment and to our productivity and ongoing functional transformation initiatives. The repositioning charge included asset impairments of $20 million primarily related to the write-down of certain manufacturing equipment. The repositioning charge also included exit costs of $46 million primarily for current period exit costs incurred for previously approved repositioning projects, closure obligations associated with site transitions, and lease obligations for equipment.
In the three months ended September 30, 2020, we recognized gross repositioning charges totaling $135 million including severance costs of $113 million related to workforce reductions of 3,113 manufacturing and administrative positions across all of the Company's segments, with a majority of the workforce reductions in Aerospace and Performance Materials and Technologies. The workforce reductions primarily related to the Company aligning its cost structure with the current slowdown in demand for many of the Company's products and services due to the global recession.
11 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
In the nine months ended September 30, 2021, we recognized gross repositioning charges totaling $280 million including severance costs of $63 million related to workforce reductions of 5,252 manufacturing and administrative positions mainly in our Safety and Productivity Solutions and Aerospace segments. The workforce reductions were primarily related to the re-alignment of a product line in our Safety and Productivity Solutions segment, site transitions, mainly in Aerospace, to more cost-effective locations, and our productivity and ongoing functional transformation initiatives. The repositioning charge included asset impairments of $107 million primarily related to the write-down of certain manufacturing and other equipment. The repositioning charge included exit costs of $110 million primarily for current period exit costs incurred for previously approved repositioning projects, closure obligations associated with site transitions, and lease obligations for equipment. Also, $18 million of previously established reserves, primarily for severance, were returned to income due to adjustments to the scope of previously announced repositioning actions.
In the nine months ended September 30, 2020, we recognized gross repositioning charges totaling $491 million including severance costs of $433 million related to workforce reductions of 13,042 manufacturing and administrative positions across the Company's segments, with a majority of the workforce reductions in Aerospace and Performance Materials and Technologies. The workforce reductions primarily related to the Company aligning its cost structure with the current slowdown in demand for many of the Company's products and services due to the global recession, and the Company's productivity and ongoing functional transformation initiatives. The repositioning charges included exit costs of $47 million primarily related to current period exit costs incurred for previously approved repositioning projects. Also, $42 million of previously established reserves, primarily for severance, were returned to income mainly as a result of higher attrition than anticipated in prior severance actions resulting in lower severance payments.
The following table summarizes the status of the Company's total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2020	$527	$—	$74	$601
Charges	63	107	110	280
Usage - cash	(229)	—	(57)	(286)
Usage - noncash	—	(109)	—	(109)
Foreign currency translation	(2)	—	(2)	(4)
Adjustments	(19)	2	(1)	(18)
Balance at September 30, 2021	$340	$—	$124	$464
Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the nine months ended September 30, 2021 and 2020, were $30 million and $32 million, respectively.
NOTE 6. INCOME TAXES
The effective tax rate was higher than the U.S. federal statutory rate of 21% and increased during 2021 compared to 2020 primarily due to an expense related to UOP matters with no corresponding tax benefit, incremental tax reserves and state taxes, partially offset by increased tax benefits for employee share-based compensation and the favorable resolution of certain foreign tax matters in the current year, the absence of prior year items including a non-cash charge related to the reduction of the aggregate carrying value of certain receivables with no corresponding tax benefit, tax benefits realized as a result of the favorable resolution of a foreign tax matter related to the spin-off transactions, tax law changes in India and the resolution of certain U.S. tax matters.
12 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 7. ACCOUNTS RECEIVABLE - NET

	September 30, 2021	December 31, 2020
Trade	$7,427	$7,029
Less - Allowance for doubtful accounts	(188)	(202)
	$7,239	$6,827
Trade receivables include $2,049 million and $1,589 million of unbilled balances under long-term contracts as of September 30, 2021, and December 31, 2020. These amounts are billed in accordance with the terms of the customer contracts to which they relate.
NOTE 8. INVENTORIES

	September 30, 2021	December 31, 2020
Raw materials	$1,296	$1,079
Work in process	848	798
Finished products	2,823	2,612
	$4,967	$4,489

13 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 9. LONG-TERM DEBT AND CREDIT AGREEMENTS

	September 30, 2021	December 31, 2020
4.25% notes due 2021	$—	$800
1.85% notes due 2021	1,500	1,500
0.483% notes due 2022	500	2,500
2.15% notes due 2022	600	600
Floating rate notes due 2022	600	1,100
1.30% Euro notes due 2023	1,450	1,534
3.35% notes due 2023	300	300
0.00% Euro notes due 2024	580	614
2.30% notes due 2024	750	750
1.35% notes due 2025	1,250	1,250
2.50% notes due 2026	1,500	1,500
1.10% notes due 2027	1,000	—
2.25% Euro notes due 2028	870	920
2.70% notes due 2029	750	750
1.95% notes due 2030	1,000	1,000
1.75% notes due 2031	1,500	—
0.75% Euro notes due 2032	580	614
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
2.80% notes due 2050	750	750
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 8.0% weighted average interest rate maturing at various dates through 2026	171	266
	17,690	18,787
Less-current portion	(3,344)	(2,445)
	$14,346	$16,342
14 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
On August 16, 2021 the Company issued $1.0 billion 1.10% Senior Notes due 2027 and $1.5 billion 1.75% Senior Notes due 2031 (collectively, the Notes). The Company may redeem the Notes at any time, and from time to time, in whole or in part, at the Company's option at the applicable make-whole redemption price. The Notes are senior unsecured and unsubordinated obligations of the Company and rank equally with each other and with all of the Company's existing and future senior unsecured debt and senior to all of the Company's subordinated debt. The offering provided gross proceeds of $2.5 billion, offset by $18.0 million in discount and closing costs related to the offering. The Company used the proceeds of the offering to redeem at par $2 billion of the $2.5 billion in outstanding principal amount of our callable 0.483% Senior Notes due 2022 and to redeem in full and at par $500 million callable Floating rate Senior Notes due 2022 that the Company issued in August 2020.
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
On March 1, 2021, the Company repaid its 4.25% notes due 2021.
As of September 30, 2021, there were no outstanding borrowings under the 5-Year Credit Agreement or the 364-Day Credit Agreement.
15 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 10. LEASES
The Company's operating and finance lease portfolio is described in Note 11 Leases of Notes to Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2021	2020
Net right-of-use assets obtained in exchange for lease obligations:
Operating leases	$290	$155
Finance leases	24	24

Supplemental balance sheet information related to leases was as follows:

	September 30, 2021	December 31, 2020
Operating leases
Other assets	$936	$773
Accrued liabilities	188	187
Other liabilities	824	641
Total operating lease liabilities	$1,012	$828
Financing leases
Property, plant and equipment	$335	$357
Accumulated depreciation	(182)	(180)
Property, plant and equipment - net	$153	$177
Current maturities of long-term debt	58	60
Long-term debt	103	124
Total financing lease liabilities	$161	$184
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheet as of September 30, 2021, and December 31, 2020:

	Notional		Fair Value Asset		Fair Value (Liability)
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Derivatives in Fair Value Hedging Relationships:
Interest rate swap agreements	$3,150	$3,950	$100	$194	$—	$—
Derivatives in Cash Flow Hedging Relationships:
Foreign currency exchange contracts	245	488	11	65	—	(58)
Derivatives in Net Investment Hedging Relationships:
Foreign currency exchange contracts	759	806	72	45	—	(1)
Cross currency swap agreements	1,200	1,200	13	—	—	(50)
Total Derivatives Designated as Hedging Instruments	5,354	6,444	196	304	—	(109)
Derivatives Not Designated as Hedging Instruments:
Foreign currency exchange contracts	11,930	14,829	220	92	(219)	(91)
Total Derivatives at Fair Value	$17,284	$21,273	$416	$396	$(219)	$(200)
In addition to the derivative instruments listed above, certain of the Company's foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $4,172 million and $4,414 million as of September 30, 2021, and December 31, 2020.
The following table sets forth the amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

Line in the Consolidated Balance Sheet of Hedged Item	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Long-term debt	$3,250	$4,144	$100	$194
17 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following tables summarize the location and impact to the Consolidated Statement of Operations related to derivative instruments:

	Three Months Ended September 30, 2021
	Revenue	Cost of Products and Services Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$8,473	$5,746	$1,152	$(215)	$90
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	2	3	3	—	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged items	—	—	—	—	14
Derivatives designated as hedges	—	—	—	—	(14)
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	4
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	103	—
18 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Three Months Ended September 30, 2020
	Revenue	Cost of Products and Services Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$7,797	$5,383	$1,103	$62	$101
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	(1)	(1)	(1)	(35)	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	4	—	8	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged items	—	—	—	—	13
Derivatives designated as hedges	—	—	—	—	(13)
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	4
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	(136)	—

	Nine Months Ended September 30, 2021
	Revenue	Cost of Products and Services Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$25,735	17,458	$3,595	(1,023)	$263
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	4	7	7	—	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	94
Derivatives designated as hedges	—	—	—	—	(94)
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	12
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	92	—
19 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Nine Months Ended September 30, 2020
	Revenue	Cost of Products and Services Sold	SG&A	Other (Income) Expense	Interest and Other Financial Charges
	$23,737	$16,193	$3,524	$(546)	$264
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	(2)	29	(4)	(37)	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	12	—	25	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	(206)
Derivatives designated as hedges	—	—	—	—	206
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	13
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	(69)	—

The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

Derivatives Net Investment Hedging Relationships	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	2021	2020	2021	2020
Euro-denominated long-term debt	$67	$(126)	$202	$(64)
Euro-denominated commercial paper	13	(25)	40	30
Cross currency swap	25	(42)	53	(61)
Foreign currency exchange contracts	6	(28)	18	(46)

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
The following table sets forth the Company’s financial assets and liabilities accounted for at fair value on a recurring basis:

	September 30, 2021	December 31, 2020
Assets:
Foreign currency exchange contracts	$303	$202
Available for sale investments	994	1,118
Interest rate swap agreements	100	194
Cross currency swap agreements	13	—
Investments in equity securities	52	11
Liabilities:
Foreign currency exchange contracts	$219	$150
Cross currency swap agreements	—	50
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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Short-term investment	$242	$242	$—	$—
Long-term receivables	$170	$155	$137	$132
Long-term investment	353	353	—	—
Liabilities
Long-term debt and related current maturities	$17,690	$18,888	$18,787	$20,176
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The fair value of the short-term and long-term investments are based on the present value of the mandatory redemptions as reflected within Garrett Motion Inc.'s (Garrett) Series B Preferred Stock (Series B Preferred Stock) Certificate of Designation, as amended. Fair Value of the Series B Preferred Stock is not impacted by early redemptions until receipt of payment. The investment is designated as held to maturity and was initially recognized at fair value. The fair value of Garrett's Series B Preferred Stock was determined using observable market data and is considered level 2. Refer to Note 15 Commitments and Contingencies for further discussion of the Company’s investment in Garrett's Series B Preferred Stock.
The Company determined the fair value of the long-term debt and related current maturities utilizing transactions in the listed markets for identical or similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered level 2.

NOTE 13. EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic	2021	2020	2021	2020
Net income attributable to Honeywell	$1,257	$758	$4,114	$3,420
Weighted average shares outstanding	690.6	702.6	693.6	704.8
Earnings per share of common stock - basic	$1.82	$1.08	$5.93	$4.85

	Three Months Ended September 30,		Nine Months Ended September 30,
Assuming Dilution	2021	2020	2021	2020
Net income attributable to Honeywell	$1,257	$758	$4,114	$3,420
Average Shares
Weighted average shares outstanding	690.6	702.6	693.6	704.8
Dilutive securities issuable - stock plans	8.3	7.0	8.4	6.8
Total weighted average diluted shares outstanding	698.9	709.6	702.0	711.6
Earnings per share of common stock - assuming dilution	$1.80	$1.07	$5.86	$4.81
The diluted earnings per share calculations exclude the effect of stock options when the options’ exercise price exceed the average market price of the common shares during the period. For the three and nine months ended September 30, 2021, the weighted average number of stock options excluded from the computations were 1.9 million and 1.6 million, respectively. These stock options were outstanding at the end of each of the respective periods. For the three and nine months ended September 30, 2020, the weighted average number of stock options excluded from the computations were 7.1 million and 6.4 million, respectively.
As of September 30, 2021 and 2020, total shares outstanding were 688.4 million and 701.7 million, respectively, and as of September 30, 2021 and 2020, total shares issued were 957.6 million.

22 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2020	$(2,780)	$(601)	$4	$—	$(3,377)
Other comprehensive income (loss) before reclassifications	250	—	(3)	16	263
Amounts reclassified from accumulated other comprehensive income	—	(65)	—	(14)	(79)
Net current period other comprehensive income (loss)	250	(65)	(3)	2	184
Balance at September 30, 2021	$(2,530)	$(666)	$1	$2	$(3,193)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2019	$(2,566)	$(675)	$—	$44	$(3,197)
Other comprehensive income (loss) before reclassifications	(227)	—	—	50	(177)
Amounts reclassified from accumulated other comprehensive income	(10)	(60)	—	8	(62)
Net current period other comprehensive income (loss)	(237)	(60)	—	58	(239)
Balance at September 30, 2020	$(2,803)	$(735)	$—	$102	$(3,436)
NOTE 15. COMMITMENTS AND CONTINGENCIES
ENVIRONMENTAL MATTERS
Our environmental matters are described in Note 20 Commitments and Contingencies of Notes to Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.
The following table summarizes information concerning our recorded liabilities for environmental costs:

Balance at December 31, 2020	$660
Accruals for environmental matters deemed probable and reasonably estimable	126
Environmental liability payments	(147)
Balance at September 30, 2021	$639

23 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Environmental liabilities are included in the following balance sheet accounts:

	September 30, 2021	December 31, 2020
Accrued liabilities	$225	$225
Other liabilities	414	435
	$639	$660
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
Reimbursements associated with this agreement are collected from Resideo quarterly and were $35 million and $105 million in the three and nine months ended September 30, 2021, respectively, and offset operating cash outflows incurred by the Company. As the Company incurs costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90% of such costs is also recorded. This receivable amount recorded in the nine months ended September 30, 2021, was $111 million. As of September 30, 2021, Other current assets and Other assets included $140 million and $457 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.
ASBESTOS MATTERS
Honeywell is named in asbestos-related personal injury claims related to North American Refractories Company (NARCO), which was sold in 1986, and the Bendix Friction Materials (Bendix) business, which was sold in 2014.
The following tables summarize information concerning NARCO and Bendix asbestos-related balances:
ASBESTOS-RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2020	$1,441	$779	$2,220
Accrual for update to estimated liability	40	19	59
Asbestos-related liability payments	(107)	(107)	(214)
September 30, 2021	$1,374	$691	$2,065
INSURANCE RECOVERIES FOR ASBESTOS-RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2020	$148	$254	$402
Probable insurance recoveries related to estimated liability	—	—	—
Insurance receipts for asbestos-related liabilities	(10)	(27)	(37)
Insurance receivables settlements	—	—	—
September 30, 2021	$138	$227	$365
24 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NARCO and Bendix asbestos-related balances are included in the following balance sheet accounts:

	September 30, 2021	December 31, 2020
Other current assets	$35	$36
Insurance recoveries for asbestos-related liabilities	330	366
	$365	$402
Accrued liabilities	$300	$300
Asbestos-related liabilities	1,765	1,920
	$2,065	$2,220
NARCO Products – NARCO manufactured high-grade, heat-resistant, refractory products for various industries. Honeywell’s predecessor, Allied Corporation, owned NARCO from 1979 to 1986. Allied Corporation sold the NARCO business in 1986 and entered into a cross-indemnity agreement which included an obligation to indemnify the purchaser for asbestos claims, arising primarily from alleged occupational exposure to asbestos-containing refractory brick and mortar for high-temperature applications. NARCO ceased manufacturing these products in 1980 and filed for bankruptcy in January 2002, at which point in time all then current and future NARCO asbestos claims were stayed against both NARCO and Honeywell pending the reorganization of NARCO. The Company established its initial liability for NARCO asbestos claims in 2002.
NARCO emerged from bankruptcy in April 2013, at which time a federally authorized 524(g) trust was established to evaluate and resolve all existing NARCO asbestos claims (the Trust). Both Honeywell and NARCO are protected by a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos-related claims based on exposure to NARCO asbestos-containing products to be made against the Trust. The NARCO Trust Agreement (TA) and the NARCO Trust Distribution Procedures (TDP) set forth the structure and operating rules of the Trust, and established Honeywell’s evergreen funding obligations.
In accordance with the TA, the Trust is eligible to receive cash dividends from Harbison-Walker International Inc. (HWI), the reorganized and renamed entity that emerged from the NARCO bankruptcy. HWI cash dividends are required to be used to pay asbestos-related claims which qualify for payment under the TDP (Annual Contribution Claims) until those funds are exhausted, at which point Honeywell’s funding obligation, subject to an annual cap of $145 million, is triggered. The Company is also required to fund amounts owed pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the Trust subject to qualification under the terms of the settlement agreements and TDP (Pre-Established Unliquidated Claims), as well as fund the annual operating costs of the Trust. There is no annual funding cap relative to Pre-Established Unliquidated Claims. In July 2021, HWI paid a dividend of $47 million to the Trust.
The operating rules per the TDP defines criteria claimants must meet for a claim to be considered valid and paid, which include adequate medical evidence of the claimant’s asbestos-related condition and credible evidence of exposure to a specific NARCO asbestos-containing product. The TDP allows Honeywell to audit claim support documents against these criteria. Once operational in 2014, the Trust began to receive, process and pay claims. The Company identified several issues with the way the Trust was adhering to the TDP in audits subsequent to the Trust becoming operational. The Company continued to identify and dispute these matters as further claims have been and are processed. In September 2021, Honeywell filed suit against the Trust in Bankruptcy Court alleging, among other claims, breach of certain provisions of the TA and TDP. The Trust also filed suit against Honeywell, alleging Honeywell has breached its obligations under the Trust's governing documents. At this time, we cannot predict the outcome of these matters.
Due to the bankruptcy filing in 2002, claimants were not permitted to file additional claims until the Trust became operative in 2014. As a consequence, there was a large backlog of claims filed with the Trust upon it becoming operative in 2014 through December 31, 2017, the date by which these claims had to be filed or else be barred by the expiration of the statute of limitations. Therefore, the claims filing rate did not start to normalize until 2018 and thereafter. As a result, between 2002 and 2018, the Company lacked a history of sufficiently reliable claims data to derive a reasonable estimate of its NARCO asbestos-related liability, and the Company continued to update its original estimate, as appropriate, using all available information.
25 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
In 2020, with three years of sufficiently reliable claims data, the Company updated its estimate of the NARCO asbestos-related liability utilizing claims data from January 1, 2018 through December 31, 2020. The Company utilizes an asbestos liability valuation specialist to support our preparation of the NARCO asbestos-related liability estimates. Our estimates, which involve significant management judgment, consider multiple scenarios, including a scenario adjusting for the impact of the COVID-19 pandemic on the Trust's ability to process claims during 2020. The estimate for the resolution of asserted Annual Contribution Claims and Pre-Established Unliquidated Claims uses average payment values for the relevant historical period. For unasserted claims, the estimate is based on historic and anticipated claims filing experience and payment rates, disease classifications and type of claim, and average payment values by the Trust for the relevant historical period. The Company's estimate also includes all years of epidemiological disease projection through 2059.
The NARCO asbestos-related liability reflects an estimate for the resolution of Annual Contribution Claims and Pre-Established Unliquidated Claims filed with the Trust, as well as for unasserted Annual Contribution Claims and Pre-Established Unliquidated Claims. The NARCO asbestos-related liability excludes the annual operating expenses of the Trust which are expensed as they are incurred.
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
Bendix Products – Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix-related asbestos claims activity:

	Nine Months Ended September 30,	Years Ended December 31,
Claims Activity	2021	2020	2019
Claims unresolved at the beginning of period	6,242	6,480	6,209
Claims filed	1,883	2,233	2,659
Claims resolved	(1,465)	(2,471)	(2,388)
Claims unresolved at the end of period	6,660	6,242	6,480

	September 30,	December 31,
Disease Distribution of Unresolved Claims	2021	2020	2019
Mesothelioma and other cancer claims	3,968	3,422	3,399
Nonmalignant claims	2,692	2,820	3,081
Total claims	6,660	6,242	6,480

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in whole dollars)
Malignant claims	$61,500	$50,200	$55,300	$56,000	$44,000
Nonmalignant claims	$550	$3,900	$4,700	$2,800	$4,485
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
On September 30, 2021, Garrett filed an Amended and Restated Series B Preferred Stock Certificate of Designation with the Secretary of State of Delaware. The Amended and Restated Series B Preferred Stock Certificate of Designation requires Garrett to partially redeem a portion of the Series B Preferred Stock on or before March 31, 2022, such that the present value of remaining outstanding shares of the Series B Preferred Stock will be $400 million, subject to applicable law, including that Garrett has funds legally available for the partial redemption. Such redemption would be applied to the latest scheduled redemption dates, beginning with the shares to be redeemed in 2030. The Amended and Restated Series B Preferred Stock Certificate of Designation also provides that the Company cannot exercise its right to put the Series B Preferred Stock to Garrett until after December 31, 2022, subject to the EBITDA conditions described in the above section, unless the partial redemption does not occur on or before March 31, 2022. All other material terms and conditions in the Amended and Restated Series B Preferred Stock Certificate of Designation are unchanged from the original Series B Preferred Stock Certificate of Designation, including the scheduled redemption payment by Garrett of $35 million due April 30, 2022.
We recorded the Series B Preferred Stock at fair value at the Effective Date. We believe the present value of the mandatory redemptions is an appropriate basis for determining the fair value of the Series B Preferred Stock. Our present value reflects amortized cost determined by the present value of the mandatory redemptions discounted at 7.25%, which is the rate reflected in the Series B Preferred Stock Certificate of Designation. The discount amount will accrete into interest income over the mandatory redemption period. In addition to the Series B Preferred Stock, the Company subscribed for 4.2 million shares of Garrett's Series A Preferred Stock, which are convertible into Garrett’s Common Stock if certain conditions are met. Prior to and following Garrett’s emergence from bankruptcy, the Company also held 2.9 million shares of Garrett’s Common Stock. As of September 30, 2021, Short-term investments included $242 million and Investments and long-term receivables included $405 million for the Company's investments in Garrett's Series B Preferred Stock, Series A Preferred Stock and Common Stock.
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
Such matters include:
•Petrobras and Unaoil – We continue to cooperate with investigations by the U.S. Department of Justice (DOJ), the Securities and Exchange Commission (SEC) and the Brazilian authorities relating to our use of third parties who previously worked for our UOP business in Brazil in relation to Petróleo Brasileiro S.A. (Petrobras) in connection with a project awarded in 2010. The investigations focus on compliance with the U.S. Foreign Corrupt Practices Act and similar Brazilian laws (the UOP Matters), and involve, among other things, document production and interviews with former and current management and employees. The DOJ and the SEC are also examining a matter involving a foreign subsidiary’s prior contract with Unaoil S.A.M. in Algeria executed in 2011. We continue to be engaged in discussions with the authorities with respect to a potential comprehensive resolution of these matters.
28 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
As the discussions are both ongoing and at different stages with regards to each respective authority, there can be no assurance as to whether we will reach a resolution with such authorities or as to the potential timing, terms, or collateral consequences of any such resolution. As a result, we cannot predict the ultimate outcome of these UOP Matters or the potential impact on the Company. Based on available information to date, we estimate that a potential comprehensive resolution of these UOP Matters would result in a probable loss of at least $160 million, and we have recorded a charge in this amount in our Consolidated Statement of Operations, and have accrued a corresponding liability on the Consolidated Balance Sheet. Amounts payable to authorities pursuant to any potential final comprehensive resolution could differ from the amount recorded in our consolidated financial statements. Based on available information to date, we do not expect that any such difference would be material with respect to our consolidated financial position.
Given the uncertainty inherent in litigation and investigations, we do not believe it is possible to develop estimates of reasonably possible losses (or a range of possible losses) in excess of current accruals for such matters. Considering our past experience and existing accruals, we do not expect the outcome of such matters, either individually or in the aggregate, to have a material adverse effect on our consolidated financial position. Because most contingencies are resolved over long periods of time, potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause us to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on our consolidated results of operations or operating cash flows in the periods recognized or paid.
NOTE 16. PENSION BENEFITS
Net periodic pension benefit costs for the Company's significant defined benefit plans include the following components:

	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$26	$25	$79	$74
Interest cost	77	116	230	346
Expected return on plan assets	(305)	(284)	(915)	(851)
Amortization of prior service (credit)	(11)	(11)	(33)	(32)
	$(213)	$(154)	$(639)	$(463)

	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$7	$6	$20	$17
Interest cost	18	26	58	78
Expected return on plan assets	(87)	(84)	(263)	(249)
Amortization of prior service (credit)	—	—	—	—
	$(62)	$(52)	$(185)	$(154)

29 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 17. OTHER (INCOME) EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$(28)	$(20)	$(70)	$(86)
Pension ongoing income – non-service	(306)	(238)	(925)	(711)
Other postretirement income – non-service	(18)	(13)	(53)	(40)
Equity income of affiliated companies	(21)	(17)	(53)	(44)
(Gain) loss on sale of non-strategic businesses and assets	(5)	—	(94)	—
Foreign exchange	4	(1)	22	(16)
Reimbursement receivables charge	—	350	—	350
Expense related to UOP Matters	160	—	160	—
Other (net)	(1)	1	(10)	1
	$(215)	$62	$(1,023)	$(546)

See Note 15 Commitments and Contingencies for further discussion of the UOP Matters.

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
30 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales
Aerospace
Products	$1,461	$1,623	$4,547	$5,335
Services	1,271	1,039	3,583	3,231
Total	2,732	2,662	8,130	8,566
Honeywell Building Technologies
Products	1,014	972	3,065	2,807
Services	356	333	1,070	956
Total	1,370	1,305	4,135	3,763
Performance Materials and Technologies
Products	2,007	1,803	5,931	5,510
Services	503	449	1,477	1,357
Total	2,510	2,252	7,408	6,867
Safety and Productivity Solutions
Products	1,751	1,487	5,738	4,281
Services	110	91	324	260
Total	1,861	1,578	6,062	4,541
	$8,473	$7,797	$25,735	$23,737
Segment profit
Aerospace	$740	$617	$2,212	$2,082
Honeywell Building Technologies	322	282	942	794
Performance Materials and Technologies	558	442	1,522	1,373
Safety and Productivity Solutions	245	219	840	610
Corporate	(72)	(7)	(155)	(73)
Total segment profit	1,793	1,553	5,361	4,786
Interest and other financial charges	(90)	(101)	(263)	(264)
Stock compensation expense(a)	(56)	(40)	(172)	(118)
Pension ongoing income(b)	261	197	809	593
Other postretirement income(b)	18	13	53	40
Repositioning and other charges(c)	(96)	(144)	(338)	(486)
Other(d)	(130)	(330)	(8)	(249)
Income before taxes	$1,700	$1,148	$5,442	$4,302

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

31 Honeywell International Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions)

The following Management Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the three and nine months ended September 30, 2021. The financial information as of September 30, 2021, should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2020, contained in our 2020 Annual Report on Form 10-K. See Note 3 Acquisitions and Divestitures of Notes to Consolidated Financial Statements for a discussion of acquisition and divestiture activity during the nine months ended September 30, 2021.
COVID-19 UPDATE
Our business faced significant disruptions due to the COVID-19 pandemic in 2020 and the resulting global recession, causing a slow-down in demand for many of our products and services. Our business continues to recover from the effects of the pandemic. We continue to monitor several macroeconomic effects, including, supply chain constraints and materials and labor shortages.
As new variants of the virus emerge, we remain cautious as many factors remain unpredictable. We actively monitor and respond to the changing conditions created by the pandemic, with focus on prioritizing the health and safety of our employees, dedicating resources to support our communities, and innovating to address our customers’ needs.
On September 9, 2021, President Biden issued an executive order for U.S. Government contractors. We are taking steps to comply with the executive order and announced a vaccine mandate for all U.S.-based employees, contractors, and subcontractors that work on or in support of contracts with the U.S. Government be fully vaccinated or receive an approved medical or religious exemption by December 8, 2021. In addition, on September 9, 2021, President Biden announced that he directed the Occupational Safety and Health Administration (OSHA) to develop an Emergency Temporary Standard (ETS) mandating either the full vaccination or weekly testing of employees for employers with 100 or more employees. Employees who are not subject to the executive order and who are not fully vaccinated may be subject to the ETS that will require them to get a COVID-19 test at least once a week. OSHA has not issued the ETS nor provided any additional information on its contents or requirements. See Item 1A. Risk Factors in this Form 10-Q, for discussion of risks associated with the potential adverse effects on our workforce of the U.S. Government vaccine mandate for employees, contractors, and subcontractors that service federal contracts and the OSHA requirement on our workforce.. Additionally, see the section titled Risk Factors in our 2020 Annual Report on Form 10-K for discussion of risks associated with the COVID-19 pandemic. A discussion of the impact of COVID-19 can also be found in the Results of Operations section of this Management Discussion and Analysis.

32 Honeywell International Inc.

RESULTS OF OPERATIONS
Consolidated Financial Results

Three Months Ended September 30
$8,473
$7,797
Net Sales
$5,746
$5,383
Cost of Products and Services Sold
$1,152
$1,103
Selling, General and Administrative Expenses
$1,257
$758
Net Income Attributable to Honeywell
2021
2020

Nine Months Ended September 30
$25,735
$23,737
$17,458
$16,193
$3,595
$3,524
$4,114
$3,420
Net Sales
Cost of Products and Services Sold
Selling, General and Administrative Expenses
Net Income Attributable to Honeywell
2021
2020

33 Honeywell International Inc.

Net Sales by Segment

Three Months Ended September 30
$8,473
$2,732
$1,370
$2,510
$1,861
2021
$7,797
$2,662
$1,305
$2,252
$1,578
2020
Aerospace
Honeywell Building Technologies
Performance Materials and Technologies
Safety and Productivity Solutions

Nine Months Ended September 30
$25,735
$8,130
$4,135
$7,408
$6,062
2021
$23,737
$8,566
$3,763
$6,867
$4,541
2020
Aerospace
Honeywell Building Technologies
Performance Materials and Technologies
Safety and Productivity Solutions

34 Honeywell International Inc.

Segment Profit by Segment

Three Months Ended September 30
$1,793
$740
$322
$558
$245
$(72)
2021
$1,553
$617
$282
$442
$219
$(7)
2020
Aerospace
Honeywell Building Technologies
Performance Materials and Technologies
Safety and Productivity Solutions
Corporate

Nine Months Ended September 30
$5,361
$2,212
$942
$1,522
$840
$(155)
2021
$4,786
$2,082
$794
$1,373
$610
$(73)
2020
Aerospace
Honeywell Building Technologies
Performance Materials and Technologies
Safety and Productivity Solutions
Corporate

35 Honeywell International Inc.

CONSOLIDATED OPERATING RESULTS
Net Sales
The change in net sales was attributable to the following:

	Q3 2021 vs. Q3 2020	Year to Date 2021 vs. 2020
Volume	4%	3%
Price	4%	3%
Foreign Currency Translation	1%	2%
	9%	8%
Q3 2021 compared to Q3 2020
Net sales increased due to the following:
•Higher sales volumes due to an increase in demand for certain products and services as the global economy showed signs of recovery from the COVID-19 pandemic,
•Favorable pricing, and
•The favorable impact of foreign currency translation, driven by the weakening of the U.S. Dollar against the currencies of the majority of our international markets, primarily the Australian Dollar, British Pound, Euro, and Chinese Renminbi.
YTD 2021 compared to YTD 2020
Net sales increased due to the following:
•Higher sales volumes due to an increase in demand for certain products and services as the global economy showed signs of recovery from the COVID-19 pandemic,
•Favorable pricing, and
•The favorable impact of foreign currency translation, driven by the weakening of the U.S. Dollar against the currencies of the majority of our international markets, primarily the Euro, British Pound, Australian Dollar, and Chinese Renminbi.

36 Honeywell International Inc.

Cost of Products and Services Sold
Q3 2021 compared to Q3 2020
Cost of products and services sold increased due to the following:
•Higher direct and indirect material costs of approximately $290 million and higher labor costs of approximately $80 million primarily driven by higher volumes due to an increase in demand in certain of our products and services,
•Partially offset by lower repositioning and other charges of approximately $30 million.
YTD 2021 compared to YTD 2020
Cost of products and services sold increased due to the following:
•Higher direct and indirect material costs of approximately $1,150 million and higher labor costs of approximately $80 million primarily driven by higher volumes due to an increase in demand in certain of our products and services,
•Partially offset by lower repositioning and other charges of approximately $40 million.
Gross Margin

37 Honeywell International Inc.

Q3 2021 compared to Q3 2020
Gross margin and Gross margin as a percentage of net sales increased due to the following:
•Higher gross margins due to an increase in demand for certain products and services as the global economy showed signs of recovery from the COVID-19 pandemic,
•Higher volume leverage on a lower fixed-cost base,
•Lower repositioning and other charges of approximately $30 million, and
•Favorable pricing,
•Partially offset by a larger portion of our sales being driven by our Safety and Productivity Solutions segment.
YTD 2021 compared to YTD 2020
Gross margin and Gross margin as a percentage of net sales increased due to the following:
•Higher gross margins due to an increase in demand for certain products and services as the global economy showed signs of recovery from the COVID-19 pandemic,
•Higher volume leverage on a lower fixed-cost base,
•Lower repositioning and other charges of approximately $40 million, and
•Favorable pricing,
•Partially offset by a larger portion of our sales being driven by our Safety and Productivity Solutions segment.
Selling, General and Administrative Expenses
Q3 2021 compared to Q3 2020
Selling, general and administrative expenses increased due to the following:
•Higher expenses due to increased sales volumes and labor expense,
•Partially offset by cost savings from repositioning actions.
Selling, general and administrative expenses as a percentage of net sales decreased due to net sales growing at a faster rate than the increase in selling, general and administrative expenses.

38 Honeywell International Inc.

YTD 2021 compared to YTD 2020
Selling, general and administrative expenses increased due to the following:
•Higher expenses due to increased sales volumes, the unfavorable impact of foreign currency translation and labor expense,
•Partially offset by cost savings from repositioning actions.
Selling, general and administrative expenses as a percentage of net sales decreased due to net sales growing at a faster rate than the increase in selling, general and administrative expenses.
Other (Income) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other (income) expense	$(215)	$62	$(1,023)	$(546)
Q3 2021 compared to Q3 2020
Other income increased due to the following:
•Prior year non-cash charge associated with the reduction in carrying value to present value of reimbursement receivables due from Garrett,
•Higher pension income,
•Partially offset by the recognition of an expense related to UOP matters.
YTD 2021 compared to YTD 2020
Other income increased due to the following:
•Prior year non-cash charge associated with the reduction in carrying value to present value of reimbursement receivables due from Garrett,
•Higher pension income, and
•Gain on sale of the retail footwear business,
•Partially offset by the recognition of an expense related to UOP matters.
39 Honeywell International Inc.

Tax Expense
Q3 2021 compared to Q3 2020
The effective tax rate decreased due to the absence of a non-cash charge related to the reduction of the aggregate carrying value of certain receivables with no corresponding tax benefit in the prior year, partially offset by the recognition of an expense related to UOP matters with no corresponding tax benefit, incremental tax reserves and state taxes, increased tax benefits for employee share-based compensation and the favorable resolution of certain foreign tax matters in the current year.
The effective tax rate for the three months ended September 30, 2021, was higher than the U.S. federal statutory rate of 21% primarily due to the recognition of an expense related to UOP matters with no corresponding tax benefit, incremental tax reserves and state taxes, partially offset by tax benefits for employee share-based compensation and the resolution of certain foreign tax matters.
The effective tax rate for the three months ended September 30, 2020 was higher than the U.S. federal statutory rate of 21% primarily from a non-cash charge related to the reduction of the aggregate carrying value of certain receivables with no corresponding tax benefit, incremental tax reserves and state taxes partially offset by foreign earnings taxed at lower foreign tax rates.
YTD 2021 compared to YTD 2020
The effective tax rate increased during 2021 compared to 2020 primarily from the recognition of an expense related to UOP matters with no corresponding tax benefit, incremental tax reserves and state taxes partially offset by increased tax benefits for employee share-based compensation and the favorable resolution of certain foreign tax matters in the current year along with the absence of prior year items including a non-cash charge related to the reduction of the aggregate carrying value of certain receivables with no corresponding tax benefit, tax benefits realized as a result of the favorable resolution of a foreign tax matter related to the spin-off transactions, tax law changes in India and the resolution of certain U.S. tax matters.
40 Honeywell International Inc.

Net Income Attributable to Honeywell
Q3 2021 compared to Q3 2020
Earnings per share of common stock–assuming dilution increased, driven by the following:
•Prior year non-cash charge associated with the reduction in carrying value to present value of reimbursement receivables due from Garrett,
•Higher segment profit,
•Higher pension income,
•Lower repositioning and other charges, and
•Favorable impact of lower share count,
•Partially offset by the recognition of an expense related to UOP matters and higher income taxes.
YTD 2021 compared to YTD 2020
Earnings per share of common stock–assuming dilution increased, driven by the following:
•Higher segment profit,
•Prior year non-cash charge associated with the reduction in carrying value to present value of reimbursement receivables due from Garrett,
•Higher pension income,
•Lower repositioning and other charges,
•Gain on sale of the retail footwear business, and
•Favorable impact of lower share count,
•Partially offset by higher income taxes and the recognition of an expense related to UOP matters.

41 Honeywell International Inc.

REVIEW OF BUSINESS SEGMENTS
We globally manage our business operations through four segments: Aerospace, Honeywell Building Technologies, Performance Materials and Technologies, and Safety and Productivity Solutions.
AEROSPACE
NET SALES

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Net sales	$2,732	$2,662	3%	$8,130	$8,566	(5)%
Cost of products and services sold	1,828	1,854		5,330	5,848
Selling, general and administrative and other expenses	164	191		588	636
Segment profit	$740	$617	20%	$2,212	$2,082	6%

	2021 vs. 2020
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic(1)	2%	17%	(6)%	5%
Foreign currency translation	—%	1%	1%	—%
Acquisitions, divestitures and other, net	1%	2%	—%	1%
Total % change	3%	20%	(5)%	6%
(1) Organic sales % change is defined as the change in net sales, excluding the impact on sales from foreign currency translation and acquisitions, net of divestitures, for the first 12 months following the transaction date. We believe this measure is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends.
Q3 2021 compared to Q3 2020
Sales increased primarily due to higher demand for our commercial OEMs and aftermarket products and services, and favorable pricing, partially offset by lower demand in domestic and international defense.
•Commercial Aviation Original Equipment sales increased 1% (increased 1% organic) due to increases in regional and business aviation, partially offset by lower demand from air transport.
42 Honeywell International Inc.

•Commercial Aviation Aftermarket sales increased 39% (increased 38% organic) due to higher demand in air transport and regional and business aviation.
•Defense and Space sales decreased 16% (decreased 17% organic) driven by supply chain constraints and lower demand in U.S. and international defense.
Cost of products and services sold decreased due to higher sales volumes of higher margin products and higher productivity.
Segment profit increased due to favorable pricing, higher sales volumes of higher margin products, and increased productivity.
YTD 2021 compared to YTD 2020
Sales decreased due to weakness in global travel due to the COVID-19 pandemic, resulting in lower demand for our products and services from the commercial aviation markets, and a decrease in demand from domestic and international defense spend, partially offset by favorable pricing and favorable impact of foreign currency translation.
•Commercial Aviation Original Equipment sales decreased 16% (decreased 17% organic) due to lower demand from air transport and regional and business aviation.
•Commercial Aviation Aftermarket sales increased 6% (increased 6% organic) due to higher demand in regional and business aviation, partially offset by lower demand in air transport.
•Defense and Space sales decreased 9% (decreased 10% organic) driven by lower demand in U.S and international defense.
Cost of products and services sold decreased due to lower sales volumes and higher productivity.
Segment profit increased due to favorable pricing, higher productivity, and higher sales volumes of higher margin products, partially offset by lower sales volumes.
HONEYWELL BUILDING TECHNOLOGIES
NET SALES
43 Honeywell International Inc.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Net sales	$1,370	$1,305	5%	$4,135	$3,763	10%
Cost of products and services sold	798	770		2,409	2,223
Selling, general and administrative and other expenses	250	253		784	746
Segment profit	$322	$282	14%	$942	$794	19%

	2021 vs. 2020
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic	3%	14%	6%	15%
Foreign currency translation	2%	1%	4%	5%
Acquisitions, divestitures and other, net	—%	(1)%	—%	(1)%
Total % change	5%	14%	10%	19%
Q3 2021 compared to Q3 2020
Sales increased due to increased pricing in response to the rising cost of materials and the favorable impact of foreign currency translation.
•Sales in Products increased 8% (increased 6% organic) due to higher sales volumes, increased pricing, and the favorable impact of foreign currency translation.
•Sales in Building Solutions increased 1% (decreased 1% organic) due to the favorable impact of foreign currency translation and increased pricing, partially offset by lower sales volumes due to project delays.
Cost of products and services sold increased primarily due to the rising cost of materials and the unfavorable impact of foreign currency translation, partially offset by higher productivity.
Segment profit increased primarily due to higher productivity and higher sales volumes of higher margin products.
YTD 2021 compared to YTD 2020
Sales increased due to the favorable impact of foreign currency translation, higher sales volumes, and favorable pricing. Customer demand increased as the global economy began to show signs of recovery.
•Sales in Products increased 13% (increased 9% organic) due to higher sales volumes, favorable pricing, and the favorable impact of foreign currency translation.
•Sales in Building Solutions increased 5% (increased 1% organic) due to the favorable impact of foreign currency translation and favorable pricing.
Cost of products and services sold increased due to higher sales volumes, and the unfavorable impact of foreign currency translation, partially offset by higher productivity.
Segment profit increased due to favorable pricing, higher productivity, the favorable impact of foreign currency translation, and higher sales volumes.
44 Honeywell International Inc.

PERFORMANCE MATERIALS AND TECHNOLOGIES
NET SALES

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Net sales	$2,510	$2,252	11%	$7,408	$6,867	8%
Cost of products and services sold	1,653	1,523		4,940	4,572
Selling, general and administrative and other expenses	299	287		946	922
Segment profit	$558	$442	26%	$1,522	$1,373	11%

	2021 vs. 2020
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic	9%	26%	4%	9%
Foreign currency translation	1%	1%	3%	3%
Acquisitions, divestitures, and other, net	1%	(1)%	1%	(1)%
Total % change	11%	26%	8%	11%

Q3 2021 compared to Q3 2020
Sales increased due to higher sales volumes, favorable pricing, the acquisition of Sparta Systems, and the favorable impact of foreign currency translation. Increased activity in the oil and gas industry and higher demand within Advanced Materials resulted in higher sales of our products and services.
•UOP sales increased 30% (increased 29% organic) due to higher demand for oil and gas products.
•Process Solutions sales increased 2% (decreased 2% organic) driven by the acquisition of Sparta Systems and the favorable impact of foreign currency translation.
•Advanced Materials sales increased 14% (increased 14% organic) driven by increased demand in specialty and fluorine products.
Cost of products and services sold increased due to higher sales volumes and the rising cost of materials, partially offset by higher productivity.
45 Honeywell International Inc.

Segment profit increased due to favorable pricing and higher productivity, partially offset by the rising cost of materials.
YTD 2021 compared to YTD 2020
Sales increased due to the favorable impact of foreign currency translation, favorable pricing, the acquisition of Sparta Systems, and higher sales volumes. There was higher demand within Advanced Materials and increased activity in the oil and gas industry which positively impacted many of our UOP customers.
•UOP sales increased 8% (increased 6% organic) due to higher demand for oil and gas products and services and the favorable impact of foreign currency translation.
•Process Solutions sales increased 1% (decreased 4% organic) driven by the acquisition of Sparta Systems and the favorable impact of foreign currency translation, partially offset by lower demand for products and services.
•Advanced Materials sales increased 19% (increased 17% organic) driven by increased demand in fluorine and specialty products and the favorable impact of foreign currency translation.
Cost of products and services sold increased due to higher sales volumes of lower margin products, the rising cost of materials, and the unfavorable impact of foreign currency translation, partially offset by higher productivity.
Segment profit increased due to favorable pricing, higher productivity, and the favorable impact of foreign currency translation, partially offset by the rising cost of materials, and higher sales volumes of lower margin products.

46 Honeywell International Inc.

SAFETY AND PRODUCTIVITY SOLUTIONS
NET SALES

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Net sales	$1,861	$1,578	18%	$6,062	$4,541	33%
Cost of products and services sold	1,369	1,113		4,442	3,164
Selling, general and administrative and other expenses	247	246		780	767
Segment profit	$245	$219	12%	$840	$610	38%

	2021 vs. 2020
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic	21%	14%	34%	36%
Foreign currency translation	1%	3%	2%	4%
Acquisitions, divestitures, and other, net	(4)%	(5)%	(3)%	(2)%
Total % change	18%	12%	33%	38%
Q3 2021 compared to Q3 2020
Sales increased due to higher sales volumes and favorable pricing, partially offset by the sale of the retail footwear business. The higher sales volumes were primarily driven by warehouse automation and services and Productivity Solutions and Services.
•Sales in Safety and Retail decreased 12% (decreased 5% organic) due to the sale of the retail footwear business and lower sales volumes, partially offset by favorable pricing.
•Sales in Productivity Solutions and Services increased 26% (increased 25% organic) due to higher demand.
•Sales in Warehouse and Workflow Solutions increased 61% (increased 60% organic) due to higher sales volumes. Sales volume growth was driven by strong demand for our warehouse automation and services.
•Sales in Advanced Sensing Technologies was flat (decreased 1% organic) due to the favorable impact of foreign currency translation, offset by lower sales volumes.
47 Honeywell International Inc.

Cost of products and services sold increased due to higher sales volumes on lower margin products, the rising cost of materials, and labor installation inefficiencies due to supply chain constraints.
Segment profit increased primarily due to higher sales volumes, partially offset by higher sales of lower margin products, the rising cost of materials, and labor installation inefficiencies due to supply chain constraints.
YTD 2021 compared to YTD 2020
Sales increased due to higher sales volumes, favorable pricing, and the favorable impact of foreign currency translation, partially offset by the sale of the retail footwear business. The higher sales volumes were driven by warehouse automation and services and Productivity Solutions and Services.
•Sales in Safety and Retail increased 17% (increased 21% organic) due to higher sales volumes, favorable pricing, and the favorable impact of foreign currency translation, partially offset by the sale of the retail footwear business.
•Sales in Productivity Solutions and Services increased 29% (increased 26% organic) due to higher demand and the favorable impact of foreign currency translation.
•Sales in Warehouse and Workflow Solutions increased 67% (increased 66% organic) due to higher sales volumes. Sales volume growth was driven by strong demand for our warehouse automation and services.
•Sales in Advanced Sensing Technologies increased 2% (decreased 1% organic) due to the favorable impact of foreign currency translation, partially offset by lower sales volumes.
Cost of products and services sold increased due to higher sales volumes on lower margin products, the rising cost of materials, and the unfavorable impact of foreign currency translation.
Segment profit increased primarily due to higher sales volumes, partially offset by higher sales volumes of lower margin products, and the rising cost of materials.
REPOSITIONING CHARGES
See Note 5 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in the nine months ended September 30, 2021 and 2020. Cash spending related to our repositioning actions was $286 million in the nine months ended September 30, 2021, and was funded through operating cash flows.
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
CASH
We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. As of September 30, 2021, and December 31, 2020, we held $12.1 billion and $15.2 billion, respectively, of cash and cash equivalents, including our short-term investments.

48 Honeywell International Inc.

BORROWINGS
Consolidated total borrowings were $21.2 billion and $22.4 billion as of September 30, 2021, and December 31, 2020.

	September 30, 2021	December 31, 2020
Commercial paper and other short-term borrowings	$3,559	$3,597
Variable rate notes	622	1,122
Fixed rate notes	16,897	17,399
Other	171	266
Total borrowings	$21,249	$22,384

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
We also have the following revolving credit agreements, which can provide financing for general corporate purposes:
•A $1.5 billion 364-Day Credit Agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated March 31, 2021. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 30, 2022, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 30, 2023, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 364-Day Credit Agreement replaces the previously reported $1.5 billion 364-day credit agreement dated as of April 10, 2020, which was terminated in accordance with its terms effective March 31, 2021. As of September 30, 2021, there were no outstanding borrowings under our 364-Day Credit Agreement.
•A $4.0 billion Five Year Credit Agreement (the 5-Year Credit Agreement) with a syndicate of banks, dated March 31, 2021. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 5-Year Credit Agreement amended and restated the previously reported $4.0 billion amended and restated five year credit agreement dated as of April 26, 2019. As of September 30, 2021, there were no outstanding borrowings under our 5-Year Credit Agreement.
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
For additional information, see Note 9 Long-Term Debt and Credit Agreements for discussion of long-term debt issuances and redemptions during the nine months ended September 30, 2021.
49 Honeywell International Inc.

CREDIT RATINGS
Our ability to access the global debt capital markets and the related cost of these borrowings, is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of September 30, 2021, Standard & Poor's (S&P), Fitch, and Moody’s have ratings on our debt set forth in the table below:

	S&P	Fitch	Moody's
Outlook	Stable	Stable	Stable
Short-term	A-1	F1	P1
Long-term	A	A	A2
CASH FLOW SUMMARY
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Nine Months Ended September 30,
	2021	2020
Cash provided by (used for):
Operating activities	$3,375	$3,426
Investing activities	(1,347)	(410)
Financing activities	(5,195)	1,972
Effect of exchange rate changes on cash	(21)	(19)
Net increase (decrease) in cash and cash equivalents	$(3,188)	$4,969

Cash provided by operating activities decreased by $51 million due to an unfavorable impact to working capital of $427 million, a net unfavorable impact of changes in assets and liabilities, which resulted in a $183 million use of cash during the nine months ended September 30, 2021, compared to providing cash of $135 million during the nine months ended September 30, 2020. The overall change was partially offset by an increase in net income of $694 million.
Cash used for investing activities increased by $937 million primarily due to $1,334 million in cash paid for acquisitions and $346 million net increase in investments, partially offset by $375 million cash receipt from Garrett Motion Inc. (Garrett), $203 million in proceeds from the sale of the retail footwear business, and $163 million increase in cash receipts from settlements of derivative contracts.
Cash used for financing activities increased by $7,167 million primarily due to $7,596 million decrease of proceeds from the issuance of long-term debt, $350 million increase in repurchases of common stock, $62 million decrease in the net proceeds from the issuance of commercial paper and other short-term borrowings, and $29 million increase in cash dividends paid. This was partially offset by a $882 million decrease in repayments of long-term debt.
CASH REQUIREMENTS AND ASSESSMENT OF CURRENT LIQUIDITY
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, share repurchases, dividends, strategic acquisitions and debt repayments. On February 12, 2021, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included amounts remaining under, and replaced, the previously approved share repurchase program. During the nine months ended September 30, 2021, the Company repurchased common stock of $2,499 million. Refer to the section titled Liquidity and Capital Resources of our 2020 Form 10-K for a discussion of our expected capital expenditures, share repurchases and dividends for 2021.
We continue to identify opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers and sales of our trade receivables to unaffiliated financial institutions without recourse. The impact of these programs are not material to our overall liquidity.
50 Honeywell International Inc.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2020 Annual Report on Form 10-K. As of September 30, 2021, there has been no material change in this information.
51 Honeywell International Inc.

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
The U.S. presidential executive order concerning mandatory COVID-19 vaccination of U.S.-based employees of companies that work on or in support of federal contracts could have a material adverse impact on our business and results of operations.
On September 9, 2021, President Biden issued an executive order requiring all employers with U.S. Government contracts to ensure that their U.S.-based employees, contractors, and subcontractors, that work on or in support of U.S. Government contracts, are fully vaccinated by December 8, 2021. The executive order includes on-site and remote U.S.-based employees, contractors and subcontractors and it only permits limited exceptions for medical and religious reasons.
In addition, on September 9, 2021, President Biden announced that he has directed OSHA to develop an ETS mandating either the full vaccination or weekly testing of employees for employers with 100 or more employees. OSHA has not issued the ETS nor provided any additional information on its contents or requirements.
It is currently not possible to predict with certainty the impact the executive order or OSHA ETS will have on our workforce. As a U.S. Government contractor, we are requiring all U.S. based employees, contractors and subcontractors that service or support our U.S. Government contracts to be fully vaccinated by December 8, 2021. Employees who are not subject to this requirement and who are not fully vaccinated may be subject to the ETS that will require them to get a COVID-19 test at least once a week. Additional vaccine mandates may be announced in jurisdictions in which our businesses operate. Our implementation of these requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.
52 Honeywell International Inc.

Garrett Emergence from Bankruptcy
On April 26, 2021, the Bankruptcy Court confirmed Garrett's amended Chapter 11 plan of reorganization and on April 30, 2021, Garrett emerged from bankruptcy. As such, the risk factor discussing Garrett and the potential outcome of Garrett's bankruptcy proceedings as disclosed in our 2020 Annual Report on Form 10-K under the section titled Risk Factors was no longer a risk as of June 30, 2021. See Note 15 Commitments and Contingencies of Notes to the Consolidated Financial Statements for further discussion on Garrett.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Honeywell purchased 2,910,464 shares of its common stock, par value $1 per share, in the quarter ended September 30, 2021. On February 12, 2021, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included approximately $2.8 billion remaining under, and replaced, the previously approved share repurchase program, which was approved in April 2019, and authorized repurchases of up to $10 billion.
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
As of September 30, 2021, $8.0 billion remained available for additional share repurchases. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended September 30, 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
July 1-31, 2021	295,024	$220.55	295,024	$8,572
August 1-31, 2021	932,000	$230.92	932,000	$8,357
September 1-30, 2021	1,683,440	$219.79	1,683,440	$7,987
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
53 Honeywell International Inc.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*
Retirement Agreement dated July 20, 2021 between Honeywell International Inc. and Rajeev Gautum, and Exhibit A (Consulting Agreement) thereto (incorporated by reference to Exhibit 10.8 to Honeywell's Form 10-Q for the quarter ended June 30, 2021).

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

54 Honeywell International Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: October 22, 2021	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

55 Honeywell International Inc.