Form 10-K
period 2021-12-31
HONEYWELL INTERNATIONAL INC
filed 2022-02-11
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $152.8 billion at June 30, 2021.
There were 685,818,771 shares of Common Stock outstanding at January 28, 2022.
Documents Incorporated by Reference
Part III: Proxy Statement for Annual Meeting of Shareowners to be held April 25, 2022.

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

1	Cautionary Statement About Forward-Looking Statements
2	About Honeywell
15	Management’s Discussion and Analysis of Financial Condition and Results of Operations
24	Review of Business Segments
29	Risk Factors
38	Quantitative and Qualitative Disclosures About Market Risks
39	Liquidity and Capital Resources
44	Critical Accounting Estimates
48	Other Matters
49	Information About our Executive Officers
50	Unresolved Staff Comments
50	Properties
50	Legal Proceedings
50	Mine Safety Disclosures
51	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
53	Financial Statements and Supplementary Data
113	Report of Independent Registered Public Accounting Firm
116	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
116	Controls and Procedures
116	Management's Report on Internal Control Over Financial Reporting
116	Other Information
117	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
117	Directors, Executive Officers and Corporate Governance
117	Executive Compensation
118	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
119	Certain Relationships and Related Transactions, and Director Independence
119	Principal Accounting Fees and Services
119	Exhibits and Financial Statement Schedules
119	Form 10-K Summary
124	Signatures
125	Form 10-K Cross-Reference Index

CAUTIONARY STATEMENT ABOUT
FORWARD-LOOKING STATEMENTS
We describe many of the trends and other factors that drive our business and future results in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other parts of this report (including under the section titled Risk Factors). Such discussions contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are those that address activities, events or developments that management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ significantly from those envisaged by our forward-looking statements. We do not undertake to update or revise any of our forward-looking statements, except as required by applicable securities law. Our forward-looking statements are also subject to risks and uncertainties, including the impact of the COVID-19 pandemic, that can affect our performance in both the near- and long-term. In addition, no assurance can be given that any plan, initiative, projection, goal commitment, expectation, or prospect set forth in this Form 10-K can or will be achieved. These forward-looking statements should be considered in light of the information included in this Form 10-K, including, in particular, the factors discussed within the section titled Risk Factors. Such factors may be revised or supplemented in subsequent reports on Forms 10-Q and 8-K.

Honeywell International Inc.          1

ABOUT HONEYWELL
Honeywell International Inc. (Honeywell or the Company) invents and commercializes technologies that address some of the world’s most critical challenges around energy, safety, security, air travel, productivity, and global urbanization. We are a leading software-industrial company committed to introducing state of the art technology solutions to improve efficiency, productivity, sustainability, and safety in high growth businesses in broad-based, attractive industrial end markets. As a diversified technology and manufacturing company, we are uniquely positioned to blend physical products with software to serve customers worldwide with aerospace products and services, energy efficient products and solutions for businesses, specialty chemicals, electronic and advanced materials, process technology for refining and petrochemicals, and productivity, sensing, safety and security technologies for buildings and industries. Our products and solutions enable a safer, more comfortable, and more productive world, enhancing the quality of life of people around the globe. The Honeywell brand dates back to 1906, and the Company was incorporated in Delaware in 1985.
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our website (honeywell.com) under the heading Investors (see SEC Filings) immediately after they are filed with, or furnished to, the SEC. Honeywell uses our Investor Relations website, investor.honeywell.com, as a means of disclosing information which may be of interest or material to our investors and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, public conference calls, webcasts, and social media. Information contained on or accessible through, including any reports available on, our website is not a part of, and is not incorporated by reference into, this Form 10-K or any other report or document we file with the SEC. Any reference to our website in this Form 10-K is intended to be an inactive textual reference only.
In addition, in this Form 10-K, the Company incorporates by reference certain information from its definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which we expect to file with the SEC on or about March 11, 2022 (the Proxy Statement), and which will also be available free of charge on our website.

2          Honeywell International Inc.

ABOUT HONEYWELL
EXECUTIVE SUMMARY
The COVID-19 pandemic continued to impact the global economy and certain of our business; however, our execution during 2021 allowed us to grow our market share, exceed our financial commitments, and strategically position our business for continued success. In 2021, we delivered sales growth of 5% to $34.4 billion, led by strong demand in our Warehouse and Workflow Solutions, Productivity Solutions and Services, Advanced Materials, and Commercial Aviation businesses.
We deepened focus on our three transformation initiatives to actively deploy capital to achieve portfolio optimization, drive a culture of innovation enabling growth, and lead in Environmental, Social, and Governance objectives. In executing on these initiatives, we completed four acquisitions, drove growth in sustainable technologies and positively impacted our communities that face continued challenges from the COVID-19 pandemic and other socioeconomic factors. While executing our strategy, we maintained our commitment to create long-term shareowner value by realizing the benefits of operating efficiencies and deploying $8.2 billion to capital expenditures, dividends, share repurchases, and mergers and acquisitions, which was approximately $2.2 billion in excess of our operating cash flow for the year.
As we look forward, we intend to continue deploying capital to high-return opportunities, including software and services with recurring revenue streams, and sustainable technologies, positioning our business for future growth. Overall, our orders were up 11%, compared to 2020, and we carry a robust backlog of $27.7 billion as of December 31, 2021. We continue to monitor and respond to several ongoing macroeconomic factors, including supply chain constraints accompanied by shortages and rising costs for materials and labor. We implemented and continue to identify actions to mitigate the effect of these factors and reduce the impact on our businesses.

YEAR IN REVIEW

Sales up by 5% to	Diluted EPS up by	Operating cash flows of

$34.4 BILLION	17.7%	$6 BILLION
led by strong demand in certain of our businesses as result of the recovery from the global recession created by the COVID-19 pandemic	reflecting strong earnings in our core businesses and continued deployment of capital for share repurchases	as we remain focused on increasing operating cash flows through revenue growth, margin expansion, and improved working capital turnover

Honeywell International Inc.          3

ABOUT HONEYWELL
BUSINESS OBJECTIVES
Our businesses are focused on the following objectives:

Driving profitable growth by delivering innovative products through research and development and technological excellence, and through continued enhancement of our footprint in high growth regions;

Continuing to execute on our strategy to be a premier software-industrial company, including the ongoing expansion of Honeywell Forge connected solutions for aircraft, buildings, cybersecurity, plants, and workers and driving a recurring revenue model across the Company. Honeywell Forge is an enterprise performance management solution for digital transformation of operations. Honeywell Forge includes a mix of software products and enabling services that help companies use operational data to drive insights that improve processes, enhance productivity, support sustainability initiatives, and empower workers;

Expanding margins by optimizing the Company’s performance through the Integrated Supply Chain and Honeywell Digital transformation initiatives, commercial excellence, repositioning, and other manufacturing and operational process improvements;

Executing disciplined portfolio management through rigorous merger and acquisition, divestiture, and integration processes to deliver growth and shareholder value;

Controlling corporate costs, including costs incurred for asbestos and environmental matters, and pension and other post-retirement benefits;

Increasing availability of capital through strong cash flow generation and conversion from effective working capital management and proactive management of debt to enable the Company to strategically deploy capital for acquisitions, dividends, share repurchases and capital expenditures; and

Committing to uphold our environmental, social, and governance principles, as a leader in responsible corporate citizenship.

4          Honeywell International Inc.

ABOUT HONEYWELL
MAJOR BUSINESSES
We globally manage our business operations through four reportable segments: Aerospace, Honeywell Building Technologies, Performance Materials and Technologies, and Safety and Productivity Solutions. The remainder of Honeywell's operations is presented in Corporate and All Other, which is not a reportable business segment. Financial information related to our segments is included in Note 22 Segment Financial Data of Notes to Consolidated Financial Statements. The major products and services, including Honeywell Forge solutions supported by Honeywell Connected Enterprise, customers, uses and key competitors of each of our reportable segments are:

AEROSPACE
Aerospace is a leading global supplier of products, software and services for aircrafts that it sells to original equipment manufacturers (OEM) and other customers in a variety of end markets including: air transport, regional, business and general aviation aircraft, airlines, aircraft operators, and defense and space contractors. Aerospace products and services include auxiliary power units, propulsion engines, environmental control systems, integrated avionics, wireless connectivity services, electric power systems, engine controls, flight safety, communications, navigation hardware, data and software applications, radar and surveillance systems, aircraft lighting, management and technical services, advanced systems and instruments, satellite and space components, aircraft wheels and brakes, repair and overhaul services, and thermal systems. Aerospace also provides spare parts, repair, overhaul, and maintenance services (principally to aircraft operators) for the aftermarket. Honeywell Forge solutions are leveraged by our customers as tools to turn data into predictive maintenance and predictive analytics to enable better fleet management and make flight operations more efficient.

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

Honeywell International Inc.          5

ABOUT HONEYWELL

PERFORMANCE MATERIALS AND TECHNOLOGIES
Performance Materials and Technologies is a global leader in developing and manufacturing high-quality performance chemicals and materials, process technologies and automation solutions. The segment is comprised of Process Solutions, UOP, and Advanced Materials. Process Solutions provides automation control, instrumentation, advanced software and related services for the oil and gas, refining, pulp and paper, industrial power generation, chemicals and petrochemicals, biofuels, life sciences, and metals, minerals and mining industries. Through its smart energy products, Process Solutions enables utilities and distribution companies to deploy advanced capabilities to improve operations, reliability, and environmental sustainability. UOP provides process technology, products, including catalysts and adsorbents, equipment, and consulting services that enable customers to efficiently produce gasoline, diesel, jet fuel, petrochemicals and renewable fuels for the petroleum refining, gas processing, petrochemical, and other industries. Advanced Materials manufactures a wide variety of high-performance products, including materials used to manufacture end products such as bullet-resistant armor, nylon, computer chips and pharmaceutical packaging, and provides reduced and low global-warming-potential materials based on hydrofluoro-olefin technology. In the industrial environment, Honeywell Forge solutions enable integration and connectivity to provide a holistic view of operations and turn data into clear actions to maximize productivity and efficiency. Honeywell Forge's cybersecurity capabilities help identify risks and act on cyber-related incidents, together with enabling improved operations and protecting processes, people, and assets.

SAFETY AND PRODUCTIVITY SOLUTIONS
Safety and Productivity Solutions is a leading global provider of products and software that improve productivity, workplace safety, and asset performance to customers around the globe. Safety products include personal protection equipment (PPE), apparel, gear, and footwear; gas detection technology; and cloud-based notification and emergency messaging. Productivity Solutions products and services include mobile devices and software for computing, data collection and thermal printing; supply chain and warehouse automation equipment, software and solutions; custom-engineered sensors, switches, and controls for sensing and productivity solutions; and software-based data and asset management productivity solutions. Honeywell Forge solutions digitally automate processes to improve efficiency while reducing downtime and safety costs.

6          Honeywell International Inc.

ABOUT HONEYWELL
COMPETITION
We are subject to competition in substantially all product and service areas. Some of our key competitors include but are not limited to:

AEROSPACE		HONEYWELL BUILDING TECHNOLOGIES
•Garmin •L3 Harris •Northrop Grumman	•Raytheon Technologies •Safran •Thales	•Carrier Global •Johnson Controls	•Schneider Electric •Siemens

PERFORMANCE MATERIALS AND TECHNOLOGIES		SAFETY AND PRODUCTIVITY SOLUTIONS
•Arkema •Axens •Chemours •DSM	•Emerson Electric •Haldor Topsoe •Lummus Technology •Rockwell Automation	•3M •Kion Group •MSA Safety Incorporated	•TE Connectivity •Zebra Technologies
Our businesses compete on a variety of factors such as performance, applied technology, product innovation, product recognition, quality, reliability, customer service, delivery, and price. Brand identity, service to customers, and quality are important competitive factors for our products and services. Our products face considerable price competition. While our competitive position varies among our products and services, we are a significant competitor in each of our major product and service classes.
BACKLOG
Our backlog represents the estimated remaining value of work to be performed under firm contracts. Backlog is equal to our remaining performance obligations under the contracts that meet the guidance on revenue from contracts with customers as discussed in Note 3 Revenue Recognition and Contracts with Customers of Notes to Consolidated Financial Statements. Backlog was $27,682 million and $25,769 million at December 31, 2021 and 2020. The backlog previously disclosed as of December 31, 2020, is revised to reflect a prior period correction, which had no impact on our results of operations. We expect to recognize approximately 59% of our remaining performance obligations as revenue in 2022, and the remaining balance thereafter.
U.S. GOVERNMENT SALES
The Company, principally through our Aerospace segment, sells to the U.S. government acting through its various departments and agencies and through prime contractors, including the U.S. Department of Defense (as both a prime contractor and subcontractor). We do not expect our overall operating results to be significantly affected by any proposed changes in 2022 federal defense spending due to the varied mix of the government programs which impact us (OEM production, engineering development programs, aftermarket spares and repairs, and overhaul programs), as well as our diversified customer base.

U.S. Government Sales ($ in millions)	Years Ended December 31,
	2021	2020	2019
Sales to the U.S. Department of Defense	$3,219	$3,661	$3,491
Sales to other U.S. government departments and agencies	703	557	566
Total Sales to the U.S. Government	$3,922	$4,218	$4,057
Honeywell International Inc.          7

ABOUT HONEYWELL
INTERNATIONAL OPERATIONS
We engage in manufacturing, sales, service and research and development globally. U.S. exports and non-U.S. manufactured products are significant to our operations. U.S. exports represented 12% of our total sales in in 2021 and 2020, and 15% in 2019. Non-U.S. manufactured products and services, mainly in Europe and Asia, were 40% of our total sales in 2021, 2020, and 2019.

Manufactured Products and Systems and Performance of Services	Year Ended December 31, 2021
	Aerospace	Honeywell Building Technologies	Performance Materials and Technologies	Safety and Productivity Solutions
	(% of Segment Sales)
U.S. exports	23%	2%	13%	1%
Non-U.S. manufactured products/services	15%	66%	57%	35%
Information related to risks related to our foreign operations is included in the section titled Risk Factors under the caption “Macroeconomic and Industry Risks.”
RAW MATERIALS
The vast majority of principal raw materials used in our operations are readily available; however, during 2021, we experienced supply chain constraints for certain raw materials. While the current supply chain constraints have not significantly impacted our business, to reduce the impact of current and future disruptions we have implemented short-term and long-term strategies to reduce the impact of current and future disruptions, and digital solutions to manage shortages and prioritize mitigation actions. We continue to leverage existing supplier relationships, and are not dependent on any one supplier for a material amount of our raw materials.
Prices of certain key raw materials, including copper, fluorspar, tungsten salts, ethylene, aluminum, and molybdenum in Performance Materials and Technologies and nickel, steel, titanium, and other metals in Aerospace, are expected to fluctuate. We offset raw material cost increases with formula-driven or long-term supply agreements, price increases and hedging activities where feasible. We anticipate that supply chain constraints for certain raw materials will continue into 2022; however, we believe our short-term and long-term strategies position us well to mitigate and reduce the impact these factors may have on our businesses. As such, we do not presently anticipate that a shortage of raw materials will cause any material adverse impacts during 2022.
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
REGULATIONS
The Company’s operations are subject to various federal, state, local, and foreign government regulations, including requirements regarding the protection of human health and the environment. Our policies, practices and procedures are designed to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with our business. Some risk of environmental damage is, however, inherent in some of our operations and products, as it is with other companies engaged in similar businesses.
We engage in the handling, manufacturing, use, and disposal of many substances classified as hazardous by one or more regulatory agencies. Our policies, practices and procedures are designed to prevent unreasonable risk of environmental damage and personal injury, and to ensure that our handling, manufacture, use, and disposal of these substances meet or exceed environmental and safety laws and regulations. It is possible that future knowledge or other developments, such as improved capability to detect substances in the environment or increasingly strict environmental laws and standards and enforcement policies, could bring into question our current or past handling, manufacture, use or disposal of these substances.
8          Honeywell International Inc.

ABOUT HONEYWELL
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
We do not believe that Federal, State, and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, or any existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on the Company’s business and we will continue to monitor emerging developments in this area.
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

Honeywell International Inc.          9

ABOUT HONEYWELL
SUSTAINABLE COMMITMENTS AND SOLUTIONS
In April 2021, we committed to become carbon neutral in our operations and facilities by 2035. We plan to accomplish this through a combination of innovative investments in energy savings projects, conversion to renewable energy sources, completion of capital improvement projects at our sites, upgrading our fleet of vehicles, and, if necessary, using credible carbon credits. Our greenhouse gas reduction program initially began in 2004, in our view setting us well on our way to achieving this commitment.
We see ourselves as a responsible corporate citizen, leading sustainable change within the global marketplace. While we focus on our own sustainability commitments, we seek to partner as an agent of change with our customers around the world through sustainable products, services, and solutions.

Real-Time Tracking and Reporting
Improvement Roadmap
Measurement Systems
Auditable Progress to Defined Outcomes
GHG Reduction:
Low-Global-Warming-Potential (GWP) Molecules
ACCOUNTABILITY
Energy Audit, Benchmarking and Baselining
Fleet Electrification and Smart Logistics
Energy Management Services
Renewable Power
Energy and Water[1] Conservation
Energy Storage
ZERO CARBON
EFFICIENCY
Energy Optimization and Predictive Maintenance
Biofuels:
Green Jet™, Green Diesel™
SUSTAINABILITY
Hydrogen:
Blue Hydrogen, Green Hydrogen
Flight Management and Smart Logistics
Healthy Building Technologies
Lifecycle Impact
High-GWP Emissions Monitoring and Remediation
Command and Control[1]
For Remote Operations and Security
CIRCULARITY
RESILIENCY
Plastics Recycling
Safety Assurance, Emergency and Disaster Response Management
Virtual Expert[1]
Bio-Sourced Plastics and Materials
Cybersecurity

1Available through the Honeywell Partnership Ecosystem.
Additional information regarding our sustainability initiatives and strategy is included in our 2021 Corporate Citizenship Report, which can be found on our website (honeywell.com); this report is not incorporated into this Form 10-K by reference and should not be considered part of this Form 10-K.
10          Honeywell International Inc.

ABOUT HONEYWELL
HUMAN CAPITAL MANAGEMENT
We believe a commitment to and investment in human capital management enables better decision making, helps us build competitive advantage, and furthers our long-term success. As of December 31, 2021, we employed approximately 99,000(1) employees across 82 countries, 34,000(1) of whom are in the United States. Human capital management is the key driver of our performance culture, which enables our workforce to respond to the fast-changing needs of our customers. Our performance culture is defined by a set of eight Honeywell Behaviors, which reflect the bold, entrepreneurial spirit we seek to foster while emphasizing our goal to operate with speed and precision. At their foundation is a commitment to Integrity and Ethics, Inclusion and Diversity, and Workplace Respect, fundamental values that underlie everything we do.

As of December 31, 2021, we employed approximately 99,000 EMPLOYEES(1)	Across 82 COUNTRIES	34,000(1) of whom are in the United States.

(1) Excludes Sandia National Laboratories (Sandia) and Kansas City National Security Campus (KCNSC) work forces of approximately 21,000 employees. Sandia and KCNSC are U.S. Department of Energy facilities. Honeywell manages these facilities as a contract operator and does not establish or control their human resource policies.
HONEYWELL BEHAVIORS

HAVE A PASSION FOR WINNING	BE COURAGEOUS

BE A ZEALOT FOR GROWTH	BECOME YOUR BEST

THINK BIG... THEN MAKE IT HAPPEN	BE COMMITTED

ACT WITH URGENCY	BUILD EXCEPTIONAL TALENT
In 2021, we furthered our foundational principles of Inclusion and Diversity by appointing a Chief Inclusion and Diversity Officer and Inclusion and Diversity leaders for each business unit focusing on three key priorities:

Representation	Retention	Recognition
Cultivate a workforce that reflects our communities and the world	Create employee development and advancement opportunities	Be a global employer of choice for Inclusion and Diversity
Sustain a pipeline of diverse talent from campus to the C-Suite	Foster community engagement and belonging	Leverage our culture as a competitive advantage
Promote a culture of inclusion, accessibility, and respect	Offer competitive compensation, rewards, and recognition	Lead on Inclusion and Diversity practices
Our commitment to these fundamental values and the Honeywell Behaviors starts at the top with a diverse Board of Directors and executive management team, who represent a broad spectrum of backgrounds and perspectives. We believe that the diversity of our current Board of Directors (four women, and two Hispanic, two African American, and one Asian American director) and the diversity of Honeywell’s executive leadership (more than half of the Company’s nine executive officers are diverse by ethnic background, non-U.S. place of birth or gender) supports our evolving business strategy and is a testament to Honeywell’s ongoing commitment to hiring, developing, and retaining diverse talent. The Company’s commitment to Inclusion and Diversity enables better decision-making, helps build competitive advantages, and furthers long-term success.
Honeywell International Inc.          11

ABOUT HONEYWELL
In 2020, we established a Global Inclusion and Diversity Steering Committee co-sponsored by our Chairman and CEO, Senior Vice President and General Counsel, and Senior Vice President and Chief Human Resources Officer and fortified our inclusion and diversity governance structure by embedding Inclusion and Diversity Councils in each of our business groups. The governance structure provides a scalable model that supports our seven affinity group employee networks and facilitates the introduction of new networks to reflect the diverse characteristics of our workforce. These networks are designed to provide training and development opportunities and expand internal networks for promotional opportunities.

Employee Networks
•Honeywell AllAbilities Employee Network •Honeywell Asian Employee Network •Honeywell Black Employee Network •Honeywell Women’s Employee Network	•Honeywell LGBTQ+ Employee Network •Honeywell Veterans Employee Network •Honeywell Hispanic Employee Network

Commitment to Inclusion and Diversity

Board Gender Diversity	Board Ethnic or Racial Diversity	Executive Officer Diversity(1)

5 Ethnically and/or Racially

6 Not Ethnically and/or Racially Diverse

5 Diverse by Ethnicity/ Race, Non-U.S. Place of Birth and/or Gender Diverse

4 Not Ethnically and/or Racially and Gender Diverse

Global Workforce(2)	U.S. Workforce(2)

(1) Reflects Executive Officers as of December 31, 2021. (2) As of December 31, 2021. Excludes work forces at Sandia and KCNSC.

12          Honeywell International Inc.

ABOUT HONEYWELL
In addition, our people managers are expected to model behaviors that promote a culture that is open and inclusive for all employees. We help managers develop this skill as they do any other leadership skill, though training programs, interactive learning and real time events, including the hiring and talent review processes. Our Leadership Edge program provides training in core management skills to leaders across the organization.
Training programs are available to all employees through our internal learning and development platform, which assigns curriculum tailored to an employee’s job responsibilities. Employees can also access additional trainings on-demand to continue to enhance their skills. We deploy unconscious bias and inclusive leadership training to our global workforce to educate and influence behavior.
Our internal talent acquisition and management platform is a key component to recruiting, hiring, and developing top-performing talent. Our hiring practices consider a diverse slate of candidates and our hiring managers are provided training and toolkits to reinforce their role in bringing diverse talent into the Company. Further, we partner with top academic institutions and external professional organizations to enhance the diversity of our workforce to attract and retain top talent. Our talent review process requires our people managers to have semi-annual career discussions with each member of their teams to discuss the best opportunity for growth and development, which enhances our identification of candidates for internal promotion and succession planning.
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
Honeywell International Inc.          13

ABOUT HONEYWELL
SELECTED FINANCIAL DATA
This selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes included elsewhere in this Annual Report as well as the section Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2021	2020	2019	2018(1)(2)	2017(1)
	(Dollars in millions, except per share amounts)
Results of Operations
Net sales	$34,392	$32,637	$36,709	$41,802	$40,534
Net income attributable to Honeywell	5,542	4,779	6,143	6,765	1,545
Earnings Per Common Share
Earnings from operations:
Basic	8.01	6.79	8.52	9.10	2.03
Assuming dilution	7.91	6.72	8.41	8.98	2.00
Dividends per share	3.77	3.63	3.36	3.06	2.74
Balance Sheet Data
Property, plant and equipment—net	5,562	5,570	5,325	5,296	5,926
Total assets	64,470	64,586	58,679	57,773	59,470
Short-term debt	5,345	6,042	4,892	6,458	5,309
Long-term debt	14,254	16,342	11,110	9,756	12,573
Total debt	19,599	22,384	16,002	16,214	17,882
Redeemable noncontrolling interest	7	7	7	7	5
Shareowners’ equity	19,242	17,790	18,706	18,358	16,665
(1)2018 and 2017 Net Income attributable to Honeywell and Earnings Per Common Share were impacted by the U.S. Tax Cuts and Jobs Act.
(2)The results of operations for the Transportation Systems and Homes and Global Distribution businesses are included in the Consolidated Statement of Operations through the effective dates of the respective spin-offs, which occurred in 2018.
14          Honeywell International Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the three years ended December 31, 2021. All references to Notes relate to Notes to Consolidated Financial Statements in the section titled Financial Statements and Supplementary Data.
On November 29, 2021, Honeywell Quantum Solutions, a wholly-owned subsidiary of Honeywell, which was previously reported within the Aerospace reportable business segment, combined with Cambridge Quantum Computing, to form Quantinuum. Following the combination, Honeywell consolidated and reported Quantinuum within Corporate and All Other. Quantinuum is considered a separate operating segment, but does not meet aggregation criteria for presentation as a separate reportable segment. For this reason, it is reported within Corporate and All Other, which is not considered a reportable business segment. For the eleven months ended November 30, 2021 and the years ended December 31, 2020 and 20219, Honeywell Quantum Solutions incurred operating losses of $50 million, $41 million, and $36 million, respectively. Prior to November 29, 2021, our Aerospace business segment included the operating results of Honeywell Quantum Solutions.
Quantinuum is well-positioned to lead the quantum computing industry by offering advanced, fully integrated hardware and software solutions at an unprecedented pace, scale, and level of performance to large high-growth markets worldwide. Quantinuum supports customer needs for improved computation in cyber security, drug discovery and delivery, material science, finance, and optimization across all major industrial markets.
A detailed discussion of the prior year 2020 to 2019 year-over-year changes is not included herein and can be found in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in the 2020 Annual Report on Form 10-K filed February 12, 2021.
COVID-19 UPDATE
In 2021, the COVID-19 pandemic continues to have a significant impact around the world. Many jurisdictions worldwide continue to distribute vaccines as a method to limit and control infections; however, the pandemic continues to impact our business as vaccine efforts face challenges and new variants of the virus emerge. Select governments continue to place restrictions on businesses (impacting manufacturing capabilities and distribution channels). Global supply shortages emerged for certain products (including electrical components), leading to delays in delivery schedules. Historically reliable supply chains were disrupted, impacting certain of our businesses. In certain parts of the world, labor shortages intensified.
These events continue to impact our business operations. As new variants of the virus emerge, we remain cautious as many factors remain unpredictable. We actively monitor and respond to the changing conditions created by the pandemic, with focus on prioritizing the health and safety of our employees, dedicating resources to support our communities, and innovating to address our customers’ needs.
In 2021, we actively promoted vaccines as a mechanism to protect the health of our employees. We supported several large-scale vaccination events to provide vaccines to our employees, their families, and the surrounding communities. In situations when local medical care was unavailable, we provided additional support to our employees to ensure they received the medical care needed. We continue to adapt our safety and hygiene protocols to enable our manufacturing employees to operate safely through the pandemic. We also continue to utilize our procedures for a phased return of our employees to our office sites, and in many parts of the world, we returned our non-manufacturing employees to the workplace. However, in certain countries, our non-manufacturing employees continue to work from home (for roles that allow for remote work).
On September 9, 2021, President Biden announced several initiatives to drive higher vaccination rates in the U.S., including an executive order for U.S. Government contractors to mandate vaccination against COVID-19. In response to these initiatives, we implemented a vaccine mandate requiring all U.S.-based employees at work locations that work on or in support of contracts with the U.S. Government to receive their first vaccine dose, or a medical or religious exemption, by January 4, 2022. Similarly, the Company adopted a vaccine mandate for all prospective and future employees and announced a timeline for a vaccine mandate for our remaining U.S. employees.
We continue to monitor and respond to the changing conditions created by the pandemic.
Honeywell International Inc.          15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EMPLOYEE HEALTH, SAFETY, AND ECONOMIC WELLNESS
We continue to monitor the COVID-19 situation and its impacts globally. We are prioritizing the health and safety of our employees. Out of an abundance of caution for the health of our employees and to support local government initiatives to stem the spread of the virus, we implemented several precautions at various sites around the world. These include, but are not limited to:
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
PLANT PRODUCTIVITY AND SAFETY
We continue to operate our manufacturing facilities with minimal disruption in our productivity. As of December 31, 2021, all of our manufacturing sites were operating at normal production levels. We continue to provide essential services and produce essential goods around the world. We employ standards such as screening checks, use of masks, face coverings, and other safety equipment and social distancing practices along production lines in our production facilities at all times in compliance with local government requirements and CDC guidelines. We take appropriate actions including disinfecting and quarantine procedures when a suspected COVID-19 case is identified.
CUSTOMERS AND SUPPLIERS
Current global economic conditions due to COVID-19 continue to impact our customers’ and suppliers’ ability to operate at normal levels. We continue to work with our suppliers to manage our supply chain disruptions and limit our exposure. We also work closely with our customers to manage expectations and meet their demand needs.
See the section titled Risk Factors for a discussion of risks associated with the potential adverse effects of the COVID-19 pandemic, including the impact of any applicable vaccine mandates.
16          Honeywell International Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Consolidated Financial Results
Net Sales by Segment
Honeywell International Inc.          17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Profit by Segment
18          Honeywell International Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED OPERATING RESULTS
Net Sales

$50,000
$40,000
$30,000
$20,000
$10,000
$0
$34,392
$32,637
$36,709
2021
2020
2019
Net Sales

The change in net sales was attributable to the following:

	2021 Versus 2020	2020 Versus 2019
Volume	1%	(12)%
Price	3%	1%
Foreign Currency Translation	1%	—%
Acquisitions/Divestitures	—%	—%
	5%	(11)%
2021 compared with 2020
A discussion of net sales by segment can be found in the Review of Business Segments section of this Management Discussion and Analysis.
Net sales increased due to the following:
•Favorable pricing and price increases to offset the rising cost of materials,
•The favorable impact of foreign currency translation, driven by the weakening of the U.S. Dollar against the currencies of the majority of our international markets, primarily the Euro, British Pound, Chinese Renminbi, Canadian Dollar, and Australian Dollar, and
•Higher sales volumes due to an increase in demand for certain products and services as the global economy showed signs of recovery from the COVID-19 pandemic.

Honeywell International Inc.          19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cost of Products and Services Sold

$30,000
$24,000
$18,000
$12,000
$6,000
$0
$23,394
$22,169
$24,339
2021
2020
2019
Cost of Products and Services Sold

2021 compared with 2020
Cost of products and services sold increased in 2021 primarily due to the following:
•Higher direct and indirect material costs of approximately $1,350 million, due in part to supply chain constraints, and
•Higher repositioning and other costs of approximately $150 million,
•Partially offset by cost actions to improve productivity of approximately $380 million.
Gross Margin

$15,000
$12,000
$9,000
$6,000
$3,000
$0
$10,998
$10,468
$12,370
32.0%
32.1%
33.7%
2021
2020
2019
Gross Margin
Gross Margin as a percentage of Net Sales

2021 compared with 2020
Gross margin increased due to the following:
•Favorable pricing,
•Higher productivity,
•The favorable impact of foreign currency translation, and
•Increased demand for our products,
•Partially offset by higher direct and indirect material costs, higher repositioning and other costs of approximately $150 million, and a larger portion of our sales being driven by our Safety and Productivity Solutions segment.
20          Honeywell International Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Selling, General and Administrative Expenses

$8,000
$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$4,798
$4,772
$5,519
14.0%
14.6%
15.0%
2021
2020
2019
Selling, general and administrative expenses
Selling, general and administrative expenses as a percentage of Net sales

2021 compared with 2020
Selling, general and administrative expenses and Selling, general and administrative expenses as a percentage of net sales changed due to the following:
•Higher expenses due to increased sales volumes and labor expense,
•Partially offset by higher productivity, including lower costs resulting from repositioning actions.
Honeywell International Inc.          21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other (Income) Expense

	2021	2020	2019
Other (Income) Expense	$(1,378)	$(675)	$(1,065)
2021 compared with 2020
Other (income) expense increased due to the following:
•Prior year non-cash charges associated with the reduction in value of reimbursement receivables due from Garrett,
•Higher pension income, and
•Gain on sale of the retail footwear business,
•Partially offset by the recognition of an expense related to UOP matters and increased foreign exchange expense. See Note 19 Commitments and Contingencies of Notes to the Consolidated Financial Statements for additional information on UOP Matters.
Tax Expense
2021 compared with 2020
The effective tax rate for 2021 was higher than the U.S. federal statutory rate of 21% primarily due to the following:
•Accrued withholding taxes related to unremitted foreign earnings,
•The establishment of a valuation allowance for deferred tax assets not expected to be realized, and
•Incremental tax reserves and state taxes,
•Partially offset by the tax impact of restructuring.
For further discussion of changes in the effective tax rate, see Note 5 Income Taxes of Notes to Consolidated Financial Statements.

22          Honeywell International Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net Income Attributable to Honeywell
2021 compared with 2020
Earnings per share of common stock–assuming dilution increased due to the following:
•Higher segment profit,
•Prior year non-cash charges associated with the reduction in value of reimbursement receivables due from Garrett,
•Higher pension income,
•Gain on sale of the retail footwear business, and
•Favorable impact of lower share count,
•Partially offset by higher income taxes, an expense related to UOP matters, and higher foreign exchange expense.

Honeywell International Inc.          23

REVIEW OF BUSINESS SEGMENTS
We globally manage our business operations through four segments: Aerospace, Honeywell Building Technologies, Performance Materials and Technologies, and Safety and Productivity Solutions.
AEROSPACE
Net Sales

	2021	2020	Change 2021 vs. 2020	2019	Change 2020 vs. 2019
Net sales	$11,026	$11,544	(4)%	$14,054	(18)%
Cost of products and services sold	7,191	7,813		9,398
Selling, general and administrative and other expenses	784	827		1,049
Segment profit	$3,051	$2,904	5%	$3,607	(19)%

Factors Contributing to Year-Over-Year Change	2021 vs. 2020		2020 vs. 2019
	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic(1)	(5)%	4%	(18)%	(20)%
Foreign currency translation	1%	—%	—%	—%
Acquisitions, divestitures and other, net	—%	1%	—%	1%
Total % Change	(4)%	5%	(18)%	(19)%
(1) Organic sales % change, presented for all of our reportable business segments, is defined as the change in net sales, excluding the impact on sales from foreign currency translation and acquisitions, net of divestitures, for the first 12 months following the transaction date. We believe this non-GAAP measure is useful to investors and management in understanding the ongoing operations and analysis of ongoing operating trends.
2021 compared with 2020
Sales decreased due to lower demand from our commercial OEMs, and domestic and international defense, partially offset by higher demand for our aftermarket products and services, and favorable pricing.
•Commercial Aviation Original Equipment sales decreased 11% (decreased 12% organic) due to lower demand in air transport and regional and business aviation.
•Commercial Aviation Aftermarket sales increased 9% (increased 9% organic) due to higher demand in business aviation.
•Defense and Space sales decreased 11% (decreased 12% organic) driven by lower demand in U.S. and international defense and supply chain constraints.
24          Honeywell International Inc.

Cost of products and services sold decreased due to lower sales volumes and higher productivity.
Segment profit increased due to favorable pricing, higher productivity, and higher sales volume of higher margin products and services, partially offset by overall lower sales volume.
HONEYWELL BUILDING TECHNOLOGIES
Net Sales

	2021	2020	Change 2021 vs. 2020	2019	Change 2020 vs. 2019
Net sales	$5,539	$5,189	7%	$5,717	(9)%
Cost of products and services sold	3,242	3,067		3,444
Selling, general and administrative and other expenses	1,059	1,023		1,108
Segment profit	$1,238	$1,099	13%	$1,165	(6)%

Factors Contributing to Year-Over-Year Change	2021 vs. 2020		2020 vs. 2019
	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	4%	11%	(9)%	(5)%
Foreign currency translation	3%	3%	—%	(1)%
Acquisitions, divestitures and other, net	—%	(1)%	—%	—%
Total % Change	7%	13%	(9)%	(6)%
2021 compared with 2020
Sales increased primarily due to the favorable impact of foreign currency translation and favorable pricing.
•Sales in Products increased 9% (increased 6% organic) due to higher demand for certain of our product offerings, and the favorable impact of foreign currency translation.
•Sales in Building Solutions increased 4% (flat on an organic basis) due to higher demand for our services businesses, and the favorable impact of foreign currency translation.
Cost of products and services sold increased primarily due to the rising cost of materials and the unfavorable impact of foreign currency translation, partially offset by higher productivity.
Segment profit increased primarily due to higher productivity, higher demand for certain products and services, favorable pricing, and the favorable impact of foreign currency translation, partially offset by the rising cost of materials.
Honeywell International Inc.          25

REVIEW OF BUSINESS SEGMENTS
PERFORMANCE MATERIALS AND TECHNOLOGIES
Net Sales

$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$10,013
$2,348
$4,611
$3,054
$9,423
$2,177
$4,590
$2,656
$10,834
$2,890
$5,146
$2,798
2021
2020
2019
UOP
Process Solutions
Advanced Materials

	2021	2020	Change 2021 vs. 2020	2019	Change 2020 vs. 2019
Net sales	$10,013	$9,423	6%	$10,834	(13)%
Cost of products and services sold	6,637	6,331		6,989
Selling, general and administrative and other expenses	1,256	1,241		1,412
Segment profit	$2,120	$1,851	15%	$2,433	(24)%

Factors Contributing to Year-Over-Year Change	2021 vs. 2020		2020 vs. 2019
	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	3%	14%	(13)%	(24)%
Foreign currency translation	2%	2%	—%	—%
Acquisitions, divestitures and other, net	1%	(1)%	—%	—%
Total % Change	6%	15%	(13)%	(24)%
2021 compared with 2020
Sales increased due to the impact of foreign currency translation, higher demand for certain products, and the acquisition of Sparta Systems.
•UOP sales increased 8% (increased 6% organic) due to higher demand for oil and gas products and services, and the favorable impact of foreign currency translation.
•Process Solutions sales were flat (decreased 4% organic). The acquisition of Sparta Systems and the favorable impact of foreign currency translation was offset by lower demand for projects and services.
•Advanced Materials sales increased 15% (increased 13% organic) due to higher demand for fluorine products and the favorable impact of foreign currency translation.
Cost of products and services sold increased due to the rising cost of materials, partially offset by higher productivity.
Segment profit increased due to higher demand for certain products, favorable pricing, partially offset by the rising cost of materials.
26          Honeywell International Inc.

REVIEW OF BUSINESS SEGMENTS
SAFETY AND PRODUCTIVITY SOLUTIONS
Net Sales

$9,000
$8,000
$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$7,814
$2,387
$1,610
$2,944
$873
$6,481
$2,414
$1,270
$1,965
$832
$6,103
$2,215
$1,285
$1,719
$885
2021
2020
2019
Safety and Retail
Productivity Solutions and Services
Warehouse and Workflow Solutions
Advanced Sensing Technologies

	2021	2020	Change 2021 vs. 2020	2019	Change 2020 vs. 2019
Net sales	$7,814	$6,481	21%	$6,104	6%
Cost of products and services sold	5,738	4,532		4,158
Selling, general and administrative and other expenses	1,047	1,042		1,156
Segment profit	$1,029	$907	13%	$790	15%

Factors Contributing to Year-Over-Year Change	2021 vs. 2020		2020 vs. 2019
	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	22%	14%	6%	16%
Foreign currency translation	2%	2%	—%	(1)%
Acquisitions, divestitures and other, net	(3)%	(3)%	—%	—%
Total % Change	21%	13%	6%	15%
2021 compared with 2020
Sales increased due to increased demand for certain products and favorable pricing.
•Sales in Safety and Retail decreased 1% (increased 5% organic) due to the sale of the retail footwear business, partially offset by increased demand for certain products.
•Sales in Productivity Solutions and Services increased 27% (increased 25% organic) due to higher demand on certain products.
•Sales in Warehouse and Workflow Solutions increased 50% (increased 49% organic) due to higher demand for warehouse automation and services.
•Sales in Advanced Sensing Technologies increased 5% (increased 3% organic) due to higher demand for certain products and the favorable impact of foreign currency translation.
Cost of products and services sold increased primarily due to higher sales volumes, higher sales on lower margin products, the rising cost of materials, partially offset by the sale of the retail footwear business.
Segment profit increased due to higher sales volumes and favorable pricing, partially offset by higher sales of lower margin products and the rising cost of materials.
Honeywell International Inc.          27

REVIEW OF BUSINESS SEGMENTS
CORPORATE AND ALL OTHER
Corporate and All Other primarily includes unallocated corporate costs, interest expense on holding-company debt and the controlling majority-owned interest in Quantinuum. Corporate and All Other is not considered a separate reportable business segment as segment reporting criteria is not met for the activities reported with Corporate and All Other and the Company does not believe the results of operations are meaningful to investors. The Company continues to monitor the activities in Corporate and All Other to determine the need for further reportable business segment disaggregation.
REPOSITIONING CHARGES
See Note 4 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in 2021, 2020, and 2019. Cash spending related to our repositioning actions was $382 million, $564 million and $249 million in 2021, 2020, and 2019, and was funded through operating cash flows.
28          Honeywell International Inc.

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
•Aerospace—Our Aerospace business is impacted by customer buying patterns of aftermarket parts, supplier stability, factory transitions, and global supply chain capacity constraints that may lead to shortages of crucial components. Operating results may be adversely affected by downturns in the global demand for air travel, which may impact new aircraft production or result in the delay or cancellation of new aircraft orders, delays in launch schedules for new aircraft, the retirement of aircraft and reductions in global flying hours, which impacts air transport and regional, business, and general aviation aircraft utilization rates. Operating results may also be adversely affected by any decrease in air travel demand due to regional restrictions or suspension of service for public health, safety, or environmental events, such as the effects of the COVID-19 pandemic, which impacted our operating results. Operating results could also be impacted by changes in overall trends related to end market demand for the product portfolio, as well as new entrants and non-traditional players entering the market. Operating results in our Defense and Space business unit may be affected by the mix of U.S. and foreign government appropriations for defense and space programs and by compliance risks. Results may also be impacted by the potential introduction of counterfeit parts into our global supply chain.
•Honeywell Building Technologies—Operating results may be adversely impacted by downturns in the level of global commercial construction activity (including retrofits and upgrades), lower capital spending and operating expenditures on building projects, changes in the competitive landscape including new market entrants and new technologies, and fluctuations in inventory levels in distribution channels.
•Performance Materials and Technologies—Operating results may be adversely impacted by downturns in capacity utilization for chemical, industrial, refining, petrochemical, and semiconductor plants, our customers’ availability of capital for refinery construction and expansion, raw material demand and supply, product commoditization, continued illegal imports of hydrofluorocarbons into Europe, and our ability to maximize our facilities’ production capacity and minimize downtime. Periods of increased volatility in oil and natural gas prices may result in less investment by our customers and therefore, lower demand for our products and services.
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
The global COVID-19 pandemic and related impacts have adversely affected and may continue to adversely affect, our business, financial condition, results of operations, liquidity, and cash flow.
The continued global spread of COVID-19 creates significant volatility, uncertainty and economic disruption that have impacted our business, operations, and financial results and may continue to do so. The extent to which the COVID-19 pandemic will continue to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope and severity of the pandemic, including emergence and impact of new variants; some of which have been, and may be in the future, more virulent or transmissible than the initial strain, and any continued increase in cases globally and across the United States in particular, including breakthrough infections among the fully vaccinated population, as well as the timing, availability, and acceptance of effective medical treatments and vaccines; the pace of vaccine deployment; the impact of vaccine mandates, governmental, business and individual decisions and actions; the impact of the pandemic on economic activity; and the extent to which we or our employees, customers, suppliers, service providers or other business partners may be prevented from conducting normal business activities, including due to shutdowns or other restrictive measures that may be requested or mandated by governmental authorities. These factors could, among other things, continue to disrupt (i) the purchasing, contracting and payment behaviors of our customers and their end-users; (ii) our operations, including our manufacturing activities, the shipment of our products, and the performance of our suppliers and service providers; and (iii) our liquidity and cash flow.

Honeywell International Inc.          29

RISK FACTORS
Risks arising from the COVID-19 pandemic impacting our business and that may continue to impact our business, financial condition, results of operations and prospects include, among other things:
•Customer Risk—Existing and potential customers and their end-users may continue to take actions to reduce or suspend operations, reduce or delay spending, cancel contracts, or cut costs in a manner that reduces demand for our products and services. In particular, lower demand for air travel may continue to cause our customers to delay or suspend spending in connection with the manufacturing, repair, overhaul or servicing of aircraft, and there may be long-term deterioration in demand for air travel that could impact our business beyond the current COVID-19 health crisis. Customers may also continue to attempt to renegotiate contracts and obtain concessions, face financial constraints on their ability to make payments to us on a timely basis or at all, or enter into bankruptcy or discontinue their business operations, and we may continue to be required to discount the pricing of our products. In addition, unfavorable customer site conditions, such as closure of or access restrictions to customer facilities, and disruptions to our customers’ third-party logistics, warehousing, inventory management, and distribution services may continue to limit our ability to sell products, meet billing milestones, or provide services.
•Operations Risk—The closure of our facilities, restrictions inhibiting our employees’ ability to access those facilities, materials and labor shortages, and disruptions to the ability of our suppliers or service providers to deliver goods or services to us (including as a result of supplier facility closures or access restrictions, disruptions to their supply chains, and supplier liquidity or bankruptcy risk) could further disrupt our ability to provide our services and solutions and result in, among other things, higher costs which may not be recoverable under customer contracts, claims for liquidated damages in the event of delays, terminations of customer contracts and losses of revenue. Because the COVID-19 pandemic could adversely affect our near-term and long-term revenues, earnings, liquidity, and cash flows, we have taken and may be required to redeploy significant cost actions, including but not limited to reducing discretionary expenses (such as non-essential travel, contractors, and consultants), reducing hiring, canceling annual merit increases, reducing executive and board of director pay, reducing work schedules across the enterprise, shortening or staggering work schedules to match production with demand, and reducing staffing levels, as well as increasing supplier-based productivity and enhancing spending-limit controls. However, the extent to which our mitigation efforts are successful, if at all, is not currently ascertainable; also, our costs may not decrease at the same pace as revenue declines as many of our costs are less variable in nature, and we may not be able to or may not choose to significantly reduce them in an effort to remain focused on long-term outlook and growth opportunities. Further, our management of the impact of COVID-19 will continue to require significant investment of time from our management and employees, as well as resources across our global enterprise. The focus on managing and mitigating the impacts of COVID-19 on our business may cause us to divert or delay the application of our resources toward new initiatives or investments, which may adversely impact our future results of operations. Issues relating to the COVID-19 pandemic may also result in legal claims or litigation against us. In addition, remote work has increased the frequency of cybersecurity attacks, including phishing, and malware attempts that utilize COVID-19-related strategies, increasing the risk of a material cybersecurity incident that could result in the loss of proprietary or personal data, render us more vulnerable to future cybersecurity attacks, disrupt our operations, or otherwise cause us reputational or financial harm.
•Liquidity and Cash Flow Risk—Because of the customer and operations risks described above, our business may not continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may need to use existing cash balances to service our debt, and if such balances are insufficient, then we may be required to engage in one or more alternatives, such as selling assets, restructuring of existing debt, issuing new debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.
Due to the changing landscape of the COVID-19 pandemic and the responses to curb its spread, we cannot predict the ultimate impact the COVID-19 pandemic will have on our business, financial condition, results of operations, liquidity, and cash flow. Any recovery from the COVID-19 pandemic and related economic impact may be slowed or reversed by a variety of factors. In addition, even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of its global economic impact, including any recession that may occur in the future. Further, many of the factors disclosed under Risk Factors in this Form 10-K are, and we anticipate will continue to be further, heightened or exacerbated by the impact of the COVID-19 pandemic.
A significant percentage of our sales and operations is in non-U.S. jurisdictions and is subject to the economic, political, regulatory, foreign exchange, and other risks of international operations.
Our international operations, including U.S. exports, represent more than half of the Company’s sales. Risks related to international operations include exchange control regulations, wage and price controls, antitrust regulations, employment regulations, foreign investment laws, import, export and other trade restrictions (such as sanctions and embargoes), differing levels of protection of intellectual property, acts of industrial espionage, violations by our employees of anti-corruption laws (despite our efforts to mitigate such risk), changes in regulations regarding transactions with state-owned enterprises, nationalization of private enterprises, acts of terrorism, acts of war, civil strife, and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. Instability and uncertainties arising from the global geopolitical environment and the evolving international and domestic political, regulatory, and economic landscape, including the potential for changes in global trade policies, including sanctions and trade barriers, and trends such as populism, economic nationalism and negative sentiment toward multinational companies, as well as the cost of compliance with increasingly complex and often conflicting regulations worldwide, can impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.
30          Honeywell International Inc.

RISK FACTORS
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
The United States continues to implement certain trade actions, including imposing tariffs on certain goods imported from China and other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs, export controls and sanctions laws imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could increase the cost of our products. The United States and other countries may implement actions, including trade actions, tariffs, export controls, and sanctions, against other countries or localities, including potentially against certain Russian government, government-related, or other entities or individuals related to actions in Ukraine, which along with any retaliatory measures could increase costs, adversely affect our operations, or adversely affect our ability to meet contractual and financial obligations.
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
Operating outside the United States also exposes us to additional intellectual property risk. The laws and enforcement practices of certain jurisdictions in which we operate may not protect our intellectual property rights to the same extent as in the United States and may impose joint venture, technology transfer, local service or other foreign investment requirements, and restrictions that potentially compromise control over our technology and proprietary information. Failure of foreign jurisdictions to protect our intellectual property rights, an inability to effectively enforce such rights in foreign jurisdictions, or the imposition of foreign jurisdiction investment or sourcing restrictions or requirements could result in loss of valuable proprietary information and could impact our competitive position and financial results.
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
OPERATIONAL RISKS
Raw material price fluctuations, inflation, the ability of key suppliers to meet quality and delivery requirements, or catastrophic events can increase the cost of our products and services, impact our ability to meet commitments to customers and cause us to incur significant liabilities.
The cost of raw materials is a key element in the cost of our products, particularly in Performance Materials and Technologies (copper, fluorspar, tungsten salts, ethylene, aluminum, and molybdenum) and in Aerospace (nickel, steel, titanium and other metals). As of December 31, 2021, Aerospace and Performance Materials and Technologies had 80% and 63%, respectively, of raw materials supply base under contract. Due to supply chain constraints and labor shortages, including as a result of the ongoing COVID-19 pandemic, there have been recent inflationary trends in the cost of raw materials, including increases in labor and freight costs, for the transportation of raw materials. Our inability to offset material price or labor inflation through increased prices to customers, formula-driven or long-term fixed price contracts with suppliers, productivity actions or commodity hedges could adversely affect our results of operations.
Many major components, product equipment items, and raw materials, particularly in Aerospace, are procured or subcontracted on a single or sole-source basis. Although we maintain a qualification and performance surveillance process and we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases, in addition to other supply chain disruptions, may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. In addition, current or future global economic uncertainty, including the ongoing COVID-19 pandemic, may affect the financial stability of our key suppliers or their access to financing, which may in turn affect their ability to perform their obligations to us. If one or more of our suppliers experiences financial difficulties, delivery delays or other performance problems, our resulting inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.
Honeywell International Inc.          31

RISK FACTORS

32          Honeywell International Inc.

RISK FACTORS
We may be unable to successfully execute or effectively integrate acquisitions, and divestitures may not occur as planned.
We regularly review our portfolio of businesses and pursue growth through acquisitions and seek to divest non-core businesses. We may not be able to complete transactions on favorable terms, on a timely basis, or at all. In addition, our results of operations and cash flows may be adversely impacted by (i) the failure of acquired businesses to meet or exceed expected returns, including risk of impairment; (ii) the failure to integrate multiple acquired businesses into Honeywell simultaneously and on schedule and/or to achieve expected synergies; (iii) the inability to dispose of non-core assets and businesses on satisfactory terms and conditions; and (iv) the discovery of unanticipated liabilities, labor relations difficulties, cybersecurity concerns, compliance issues, or other problems in acquired businesses for which we lack contractual protections, insurance or indemnities, or, with regard to divested businesses, claims by purchasers to whom we have provided contractual indemnification.
Our future growth is largely dependent upon our ability to develop new technologies and introduce new products that achieve market acceptance in increasingly competitive markets with acceptable margins.
Our future growth rate depends upon a number of factors, including our ability to (i) identify and evolve with emerging technological and broader industry trends in our target end-markets; (ii) develop and maintain competitive products; (iii) defend our market share against an ever-expanding number of competitors, including many new and non-traditional competitors; (iv) enhance our products by adding innovative features that differentiate our products from those of our competitors and prevent commoditization of our products; (v) develop, manufacture, and bring compelling new products to market quickly and cost-effectively; (vi) monitor disruptive technologies and business models; (vii) achieve sufficient return on investment for new products introduced based on capital expenditures and research and development spending; (viii) respond to changes in overall trends related to end-market demand; and (ix) attract, develop, and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products. Competitors may also develop after-market services and parts for our products which attract customers and adversely affect our return on investment for new products. The failure of our technologies or products to gain market acceptance due to more attractive offerings by our competitors or the failure to address any of the above factors could significantly reduce our revenues and adversely affect our competitive standing and prospects.
Failure to increase productivity through sustainable operational improvements, as well as an inability to successfully execute repositioning projects or to effectively manage our workforce, may reduce our profitability or adversely impact our businesses.
Our profitability and margin growth are dependent upon our ability to drive sustainable improvements. We seek productivity and cost savings benefits through repositioning actions and projects, such as consolidation of manufacturing facilities, transitions to cost-competitive regions, and product line rationalizations. Risks associated with these actions include delays in execution, additional unexpected costs, realization of fewer than estimated productivity improvements, and adverse effects on employee morale. We may not realize the full operational or financial benefits we expect, the recognition of these benefits may be delayed, and these actions may potentially disrupt our operations. In addition, organizational changes, increased attrition, failure to create and implement a succession plan for key Company positions, not retaining key talent, inability to attract new employees with unique skills, trends in rising labor costs and labor availability, labor relations difficulties, or workforce stoppage could have a material adverse effect on our business, reputation, financial position and results of operations.
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

Honeywell International Inc.          33

RISK FACTORS
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
Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products, its customers and/or its third party service providers, including cloud providers. Our customers, including the U.S. government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. We seek to deploy comprehensive measures to deter, prevent, detect, respond to and mitigate these threats, including identity and access controls, data protection, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems. Despite these efforts, cybersecurity incidents (against us or parties with whom we contract), depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident and its effects include financial loss, reputational damage, litigation with third parties, theft of intellectual property, fines levied by the Federal Trade Commission or other government agencies, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations. In addition, cybersecurity laws and regulations continue to evolve, and are increasingly demanding, both in the U.S. and globally, which adds compliance complexity and may increase our costs of compliance and expose us to reputational damage or litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.
The development of technology products and services presents security and safety risks.
An increasing number of our products, services, and technologies are delivered with Internet of Things (IoT) capabilities and the accompanying interconnected device networks, which include sensors, data and advanced computing capabilities. We have developed product software designs that we believe are less susceptible to cyber-attacks, but despite these efforts, if our products and services that include IoT solutions do not work as intended or are compromised, the possible consequences include financial loss, reputational damage, exposure to legal claims or enforcement actions, theft of intellectual property, and diminution in the value of our investment in research, development and engineering, which in turn could adversely affect our competitiveness and results of operations.
34          Honeywell International Inc.

RISK FACTORS
Data privacy, data protection, and information security may require significant resources and present certain risks.
We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts to protect such data, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, or employee errors that could potentially lead to the compromising of such data, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, we operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S. states and foreign jurisdictions in which we operate and we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secure. For example, European laws require us to have an approved legal mechanism to transfer personal data out of Europe; the European Union General Data Protection Regulation, which became enforceable in May 2018, superseded prior European Union data protection legislation and imposes more stringent requirements in how we collect and process personal data and provides for significantly greater penalties for noncompliance; and several other states and countries have passed or are considering laws that require personal data relating to their residents or citizens to be maintained on local servers and impose additional data transfer restrictions. Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.
A material disruption of our operations, particularly at our manufacturing facilities or within our information technology infrastructure, could adversely affect our business.
Our facilities, supply chains, distribution systems, and information technology systems are subject to catastrophic loss due to natural disasters or other disruptions, including hurricanes and floods, power outages, fires, explosions, terrorism, equipment failures, sabotage, cyber incidents, any potential effects of climate change and adverse weather conditions, labor disputes, critical supply failure, inaccurate downtime forecast, political disruption, public health crises, like a regional or global pandemic, and other reasons, which can result in undesirable consequences, including financial losses and damaged relationships with customers. The ongoing COVID-19 pandemic has disrupted and may continue to disrupt our supply chain, distribution channels, production facilities, operations and customer demand, which has negatively impacted our operations and adversely affected our business and could continue to do so. We employ information technology systems and networks to support the business and rely on them to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Disruptions to our information technology infrastructure from system failures, shutdowns, power outages, telecommunication or utility failures, cybersecurity incidents, and other events, including disruptions at our cloud computing, server, systems and other third party IT service providers, could interfere with our operations, interrupt production and shipments, damage customer and business partner relationships, and negatively impact our reputation.
Concentrations of credit, counterparty and market risk may adversely affect our results of operations and financial condition.
We maintain long-term contractual relationships with many of our customers, suppliers, and other counterparties. While we monitor the financial health of these counterparties, we are exposed to credit and market risks of such counterparties, including those concentrated in the same or similar industries and geographic regions. Changes in economic conditions, including the impact of the COVID-19 pandemic, could also lead to concerns about the creditworthiness of counterparties in the same or similar industry or geography, impacting our ability to renew our long-term contractual arrangements or collect amounts due under these arrangements. Among other factors, changes in economic conditions could also result in the credit deterioration or insolvency of a significant counterparty.
Honeywell International Inc.          35

RISK FACTORS
We are impacted by increasing stakeholder interest in public company performance, disclosure, and goal-setting with respect to environmental, social, and governance (ESG) matters.
In response to growing customer, investor, employee, governmental, and other stakeholder interest in our ESG practices, including our procedures, standards, performance metrics, and goals, we have increased reporting of our ESG programs and performance and have established and announced goals and other objectives related to ESG matters. These goal statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our ability to achieve any goal or objective, including with respect to ESG initiatives, is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (1) the availability and cost of low- or non-carbon-based energy sources and technologies, (2) evolving regulatory requirements affecting ESG standards or disclosures, (3) the availability of suppliers that can meet our sustainability, diversity and other standards, (4) our ability to recruit, develop, and retain diverse talent in our labor markets, and (5) the impact of our organic growth and acquisitions or dispositions of businesses or operations. In addition, standards for tracking and reporting on ESG matters have not been harmonized and continue to evolve. Our processes and controls for reporting of ESG matters may not always comply with evolving and disparate standards for identifying, measuring, and reporting ESG metrics, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our performance metrics, goals or reported progress in achieving such goals. In addition, certain of our products and services, including offerings in our Defense and Space business unit, are unattractive to certain investors and may cause us to be increasingly subject to ESG-driven investment practices that preclude investment in our debt and equity.
If our ESG practices or business portfolio do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees and our attractiveness as an investment, supplier, business partner, or acquiror could be negatively impacted. In addition, our failure or perceived failure to pursue or fulfill our goals, targets, and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could have similar negative impacts and expose us to government enforcement actions and private litigation.
LEGAL AND REGULATORY RISKS
Our U.S. and non-U.S. tax liabilities are dependent, in part, upon the distribution of income among various jurisdictions in which we operate.
Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws (e.g., potential tax law changes in the United States to increase the U.S. Corporate tax rate), regulations and judicial rulings (or changes in the interpretation thereof), potential taxation of digital services, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures, and various other governmental enforcement initiatives. Our tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of future earnings of the Company, which could impact the valuation of our deferred tax assets.
Changes in legislation or government regulations or policies can have a significant impact on our results of operations.
The sales and margins of each of our segments are directly impacted by government regulations, including environmental, safety, performance, and product certification regulations. Within Aerospace, the operating results of Commercial Original Equipment and Commercial Aftermarket may be impacted by, among other things, mandates of the Federal Aviation Administration and other similar international regulatory bodies requiring the installation of equipment on aircraft. Our Defense and Space business unit may be affected by changes in government procurement regulations. Within Honeywell Building Technologies and Safety and Productivity Solutions, the demand for and cost of providing products, services and solutions can be impacted by fire, security, safety, health care, environmental, and energy efficiency standards and regulations. Performance Materials and Technologies’ results of operations can be impacted by environmental standards, regulations, and judicial determinations. Growth in all our businesses within emerging markets may be adversely impacted by the inability to acquire and retain qualified employees where local employment law mandates may be restrictive. Changes in such regulations and government policies could negatively impact us; for instance, noncompliance with legislation and regulations can result in fines and penalties, and compliance with any new regulations or policies may be burdensome and/or require significant expenditures.
Increased public awareness and concern regarding global climate change and other ESG matters may result in more international, regional and/or federal regulatory or other stakeholder requirements or expectations that could mandate more restrictive or expansive standards, such as stricter limits on greenhouse gas emissions or more prescriptive reporting of environmental, social, and governance metrics, practices and targets, than the voluntary commitments that the Company has adopted or require such changes on a more accelerated time frame. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty; however, there has been an increasing amount of legislative and regulatory activity, particularly in the European Union, United Kingdom, and U.S. If environmental laws or regulations are either changed or adopted and impose significant operational restrictions and compliance requirements upon the Company or its products, they could negatively impact the Company’s business, capital expenditures, results of operations, financial condition and competitive position.
36          Honeywell International Inc.

RISK FACTORS
We cannot predict with certainty the outcome of litigation matters, government proceedings and other contingencies and uncertainties.
We are subject to a number of lawsuits, investigations, and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability (including asbestos), prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, antitrust, anti-corruption, accounting, import and export, and environmental, health and safety matters. Our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements, and we may become subject to or be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, cash flows and financial condition. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. The incurrence of significant liabilities for which there is no or insufficient insurance coverage could adversely affect our results of operations, cash flows, liquidity and financial condition.
Vaccine mandates applicable to us, including the U.S. presidential executive order concerning mandatory COVID-19 vaccination of U.S.-based employees of companies that work on or in support of federal contracts could have a material adverse impact on our business and results of operations.
On September 9, 2021, President Biden issued an executive order for U.S. government contractors to mandate vaccination against COVID-19. The executive order covers U.S.-based employees at work locations that directly work on or in support of contracts with the U.S. government. On December 7, 2021, the U.S. District Court for the Southern District of Georgia imposed a nationwide injunction of the executive order, temporarily staying all requirements in the executive order. The District Court’s order was appealed to the Eleventh Circuit Court of Appeals, which declined to lift the injunction. It is expected that the U.S. government will appeal the stay to the United States Supreme Court. We implemented a vaccine mandate requiring all U.S.-based employees at work locations that work on or in support of contracts with the U.S. government to receive their first vaccine dose, or a medical or religious exemption, by January 4, 2022. Employees who did not satisfy these requirements, which represented less than 1% of eligible employees, were placed on unpaid leave effective January 10, 2022, and were terminated if they had not taken steps to comply by January 28, 2022. The Company has adopted a vaccine mandate for all U.S.-based prospective and future employees.
In addition, on September 9, 2021, President Biden announced that he directed the OSHA to develop an ETS mandating either the full vaccination or weekly testing of employees for employers with 100 or more employees. The OSHA ETS was published in the federal register on November 5, 2021, and mandates that employees of employers with 100 or more employees either become fully vaccinated by receiving the final dose of an approved COVID-19 vaccine on or before January 4, 2022, or undergo weekly testing. On January 13, 2022, the U.S. Supreme Court re-imposed a stay of the ETS and returned the case to the Sixth Circuit Court of Appeals. The majority of the Supreme Court held that the challengers to the ETS were likely to prevail on the merits because OSHA exceeded its statutory authority. While the Supreme Court’s ruling enjoined OSHA from imposing its mandate, the ruling has no impact on the ability of private employers to impose their own vaccine mandate. On January 25, 2022, OSHA announced it was withdrawing the ETS as a result of the U.S. Supreme Court ruling. However, Honeywell has implemented a vaccine mandate for its U.S. employees who were not subject to the executive order described in the above paragraph.
Additional vaccine mandates, or the requirement for employees to receive vaccine booster doses, may be announced in other jurisdictions in which our businesses operate. Our implementation of existing or additional vaccine mandates may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.
Honeywell International Inc.          37

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Information relating to market risks is included within Liquidity and Capital Resources of our Form 10-K under the caption “Financial Instruments”.
38          Honeywell International Inc.

LIQUIDITY AND CAPITAL RESOURCES
(Dollars in tables in millions)
We continue to manage our businesses to maximize operating cash flows as the primary source of liquidity. Each of our businesses is focused on increasing operating cash flows through revenue growth, margin expansion, and improved working capital turnover. Additional sources of liquidity include committed credit lines, short-term debt from the commercial paper market, long-term borrowings, access to the public debt and equity markets, U.S. cash balances, and the ability to access non-U.S. cash balances.
CASH
We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. As of December 31, 2021 and 2020, we held $11.5 billion and $15.2 billion, respectively, of cash and cash equivalents, including our short-term investments.
BORROWINGS
Consolidated total borrowings were $19.6 billion and $22.4 billion as of December 31, 2021 and 2020, respectively.

	December 31,
	2021	2020
Commercial paper and other short-term borrowings	$3,542	$3,597
Variable rate notes	622	1,122
Fixed rate notes	15,314	17,399
Other	121	266
Total borrowings	$19,599	$22,384
A source of liquidity is our ability to access the commercial paper market. Commercial paper notes are sold at a discount or premium and have a maturity of not more than 365 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing acquisitions. The weighted average interest rate on commercial paper and other short-term borrowings outstanding were 0.07% and 0.27% as of December 31, 2021 and 2020.
We also have the following revolving credit agreements:
•A $1.5 billion 364-Day Credit Agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated March 31, 2021, and amended on November 18, 2021. This 364-Day Credit Agreement is maintained for general corporate purposes. The 364-Day Credit Agreement replaced the 364-day credit agreement dated as of April 10, 2020, which was terminated on March 31, 2021. As of December 31, 2021, there were no outstanding borrowings under our 364-Day Credit Agreement.
•A $4.0 billion Five Year Credit Agreement (the 5-Year Credit Agreement) with a syndicate of banks, dated March 31, 2021, and amended on November 18, 2021. This 5-Year Credit Agreement is maintained for general corporate purposes. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 5-Year Credit Agreement amended and restated the previously reported $4.0 billion amended and restated five-year credit agreement dated as of April 26, 2019. As of December 31, 2021, there were no outstanding borrowings under our 5-Year Credit Agreement.
We also have a current shelf registration statement filed with the SEC under which we may issue additional debt securities, common stock, and preferred stock that may be offered in one or more offerings on terms to be determined at the time of the offering. We anticipate that net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, share repurchases, capital expenditures and acquisitions.

Honeywell International Inc.          39

LIQUIDITY AND CAPITAL RESOURCES
CREDIT RATINGS
Our ability to access the global debt capital markets and the related cost of these borrowings, is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of December 31, 2021, S&P Global Inc. (S&P), Fitch Ratings Inc. (Fitch), and Moody’s Investor Service (Moody's) have ratings on our debt set forth in the table below:

	S&P	Fitch	Moody's
Outlook	Stable	Stable	Stable
Short-term	A-1	F1	P1
Long-term	A	A	A2
CASH FLOW SUMMARY
Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Years Ended December 31,
	2021	2020	2019
Cash provided by (used for):
Operating activities	$6,038	$6,208	$6,897
Investing activities	(1,061)	(987)	(533)
Financing activities	(8,254)	(81)	(6,600)
Effect of exchange rate changes on cash	(39)	68	16
Net increase (decrease) in cash and cash equivalents	$(3,316)	$5,208	$(220)
2021 compared with 2020
Cash provided by operating activities decreased primarily due to an unfavorable impact to working capital, partially offset by the increase in net income attributable to Honeywell during 2021, which excludes the 2020 non-cash charges associated with the reduction in value of the reimbursement receivables due from Garrett Motion Inc. (Garrett).
Cash used for investing activities increased by $74 million primarily due to a $1,065 million increase in cash paid for acquisitions, net of cash acquired, and $120 million net increase in investments, partially offset by $586 million cash receipts from Garrett, $341 million increase in cash receipts from settlements of derivative contracts, and $203 million in proceeds from the sale of the retail footwear business.
Cash used for financing activities increased by $8,173 million primarily due to a $7,608 million decrease in proceeds from the issuance of long-term debt and a $609 million increase in repayments of long-term debt, partially offset by a decrease in repurchases of common stock of $334 million.
40          Honeywell International Inc.

LIQUIDITY AND CAPITAL RESOURCES
CASH REQUIREMENTS AND ASSESSMENT OF CURRENT LIQUIDITY
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, share repurchases, dividends, strategic acquisitions, and debt repayments. Specifically, we expect our primary cash requirements in 2022 to be as follows:
•Capital expenditures—we expect to spend approximately $1.2 billion for capital expenditures in 2022 primarily for growth, production and capacity expansion, implementation of cost reduction measures, maintenance, and replacement.
•Share repurchases—under our share repurchase program, $7.1 billion was available as of December 31, 2021 for additional share repurchases. We expect to repurchase outstanding shares from time to time to offset the dilutive impact of employee stock-based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we will seek to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and our level of operating, financing and other investing activities.
•Dividends—we increased our quarterly dividend rate by 5% to $0.98 per share of common stock effective with the fourth quarter 2021 dividend. We intend to continue to pay quarterly dividends in 2022.
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
Amounts due to our suppliers that elected to participate in the SCF programs are included in Accounts payable on the Consolidated Balance Sheet. At December 31, 2021, Accounts payable included approximately $700 million payable to suppliers who have elected to participate in the SCF program. Amounts settled with third-party financial institutions through the SCF program increased approximately $300 million for the year ended December 31, 2021. The increase for the year ended December 31, 2021, reflects a combination of an extension of payment terms with suppliers and increased utilization of our SCF program. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in Cash flows from operating activities in our Consolidated Statement of Cash Flows. While access to SCF could decrease if our credit ratings are downgraded, we do not believe that changes in the availability of SCF will have a significant impact on our liquidity. The impact of this program is not material to our overall liquidity.
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
Finally, we continue to assess the relative strength of each business in our portfolio as to strategic fit, market position, profit and cash flow contribution in order to identify target investment and acquisition opportunities in order to upgrade our combined portfolio. We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability or growth potential. These businesses are considered for potential divestiture, restructuring, or other repositioning actions, subject to regulatory constraints.
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

Honeywell International Inc.          41

LIQUIDITY AND CAPITAL RESOURCES
CONTRACTUAL OBLIGATIONS
Following is a summary of our significant contractual obligations and probable liability payments at December 31, 2021:

	Total(6)(7)	Payments by Period			Thereafter
		2022	2023 - 2024	2025 - 2026
Long-term debt, including finance leases(1)	$16,057	$1,803	$3,154	$2,761	$8,339
Interest payments on long-term debt, including finance leases	4,030	356	679	586	2,409
Operating lease liabilities	1,164	215	341	204	404
Purchase obligations(2)	2,585	1,067	784	562	172
Estimated environmental liability payments(3)	618	225	241	115	37
Asbestos related liability payments(4)	2,061	261	456	396	948
Asbestos insurance recoveries(5)	(363)	(41)	(74)	(54)	(194)
	$26,152	$3,886	$5,581	$4,570	$12,115
(1)Assumes all long-term debt is outstanding until scheduled maturity.
(2)Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.
(3)The payment amounts in the table only reflect the environmental liabilities which are probable and reasonably estimable as of December 31, 2021.
(4)These amounts are estimates of asbestos related cash payments for NARCO and Bendix based on our asbestos related liabilities which are probable and reasonably estimable as of December 31, 2021. See Asbestos Matters in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information.
(5)These amounts represent our insurance recoveries that are deemed probable for asbestos related liabilities as of December 31, 2021. See Asbestos Matters in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information.
(6)The table excludes tax liability payments, including those for unrecognized tax benefits. See Note 5 Income Taxes of Notes to Consolidated Financial Statements for additional information.
(7)The table excludes expected proceeds from the indemnification and reimbursement agreements entered into with Resideo. See Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information.
ASBESTOS MATTERS
Payments, net of insurance recoveries, related to known asbestos matters were $240 million, $229 million and $163 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are estimated to be approximately $220 million in 2022. We expect to make payment associated with these asbestos matters from operating cash flows. The timing of these payments depends on several factors, including the timing of litigation and settlements of liability claims.
ENVIRONMENTAL MATTERS
Accruals during the year for environmental matters deemed probable and reasonably estimable were $168 million, $173 million and $213 million for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, for the years ended December 31, 2021, 2020 and 2019, we incurred operating costs for ongoing businesses of approximately $88 million, $88 million and $99 million, respectively, relating to compliance with environmental regulations.
Payments related to known environmental matters were $210 million, $216 million and $256 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are estimated to be approximately $225 million in 2022. We expect to make payment associated with these environmental matters from operating cash flows. The timing of these payments depends on several factors, including the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, execution timeframe of projects, remedial techniques to be utilized and agreement with other parties.
Reimbursements from Resideo for payments related to environmental matters at certain sites, as defined in the indemnification and reimbursement agreement, were $140 million in 2021 and are expected to be $140 million in 2022.
See Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of our environmental matters and the indemnification and reimbursement agreement entered into with Resideo.
42          Honeywell International Inc.

LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to reduce our risks from interest and foreign currency exchange rate fluctuations. Derivative financial instruments are not used for trading or other speculative purposes and we do not use leveraged derivative financial instruments.
The following table illustrates the potential change in fair value for interest rate sensitive instruments based on a hypothetical immediate one percentage point increase in interest rates across all maturities and the potential change in fair value for foreign exchange rate sensitive instruments based on a 10% weakening of the U.S. Dollar versus local currency exchange rates across all maturities at December 31, 2021 and 2020.

	Face or Notional Amount	Carrying Value(1)	Fair Value(1)	Estimated Increase (Decrease) in Fair Value(2)
December 31, 2021
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$16,057	$(16,057)	$(17,022)	$(1,148)
Interest rate swap agreements	3,150	60	60	(112)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(3)	12,671	92	92	(628)
Cross currency swap agreements	1,200	39	39	(116)
December 31, 2020
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$18,787	$(18,787)	$(20,176)	$(1,063)
Interest rate swap agreements	3,950	194	194	(148)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(3)	16,123	52	52	(334)
Cross currency swap agreements	1,200	(50)	(50)	(125)
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
See Note 11 Derivative Instruments and Hedging Transactions to Consolidated Financial Statements for further discussion.
Honeywell International Inc.          43

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
Sales Recognition on Long-Term Contracts—We recognize sales for long-term contracts with performance obligations satisfied over time using either an input or output method. We recognize revenue over time as we perform on these contracts based on the continuous transfer of control to the customer. With control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost input method of progress for our contracts because it best depicts the transfer of control to the customer that occurs as we incur costs. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion requires judgment. Contract revenues are largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance and price adjustment clauses (such as inflation or index-based clauses). Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Impacts from changes in estimates of net sales and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. Anticipated losses on long-term contracts are recognized when such losses become evident. We maintain financial controls over the customer qualification, contract pricing and estimation processes to reduce the risk of contract losses.
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

44          Honeywell International Inc.

CRITICAL ACCOUNTING ESTIMATES
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
The key assumptions used in developing our net periodic pension (income) expense for our U.S. plans included the following:

	2021	2020	2019
Discount Rate:
Projected benefit obligation	2.50%	3.22%	4.35%
Service cost	2.68%	3.33%	4.47%
Interest cost	1.76%	2.76%	3.94%
Assets:
Expected rate of return	6.15%	6.15%	6.75%
Actual rate of return	6.84%	13.81%	21.20%
Actual 10 year average annual compounded rate of return	11.37%	10.64%	11.10%
The MTM Adjustment represents the recognition of net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor). Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension plans or when assumptions change. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations as of the measurement date each year and the difference between expected and actual returns on plan assets. The mark-to-market accounting method results in the potential for volatile and difficult to forecast MTM Adjustments. MTM Adjustments were expenses of $40 million, $44 million and $123 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Honeywell International Inc.          45

CRITICAL ACCOUNTING ESTIMATES
We determine the expected long-term rate of return on plan assets utilizing historical plan asset returns over varying long-term periods combined with our expectations of future market conditions and asset mix considerations (see Note 20 Pension and Other Postretirement Benefits of Notes to Consolidated Financial Statements for details on the actual various asset classes and targeted asset allocation percentages for our pension plans). We plan to use an expected rate of return on plan assets of 6.40% for 2022, which is an increase in the assumption used for 2021.
The discount rate reflects the market rate on December 31 (measurement date) for high-quality fixed-income investments with maturities corresponding to our benefit obligations and is subject to change each year. The discount rate can be volatile from year to year as it is determined based upon prevailing interest rates as of the measurement date. We used a 2.87% discount rate to determine benefit obligations as of December 31, 2021, reflecting an increase in the market interest rate environment since the prior year-end.
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

Change in Assumption	Impact on 2022 Pension Ongoing Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Decrease $29 million	Increase $500 million
0.25 percentage point increase in discount rate	Increase $27 million	Decrease $475 million
0.25 percentage point decrease in expected rate of return on assets	Increase $50 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $50 million	—
Pension ongoing income for our world-wide pension plans is expected to be approximately $1,008 million in 2022 compared with Pension ongoing income of $1,083 million in 2021. The expected decrease in pension income is primarily due to lower expected return on plan assets caused by a change in allocation of UK plan assets and higher interest costs caused by increased discount rates in our U.S. and UK plans. Also, if required, a MTM Adjustment will be recorded in the fourth quarter of 2022 in accordance with our pension accounting method as previously described. It is difficult to reliably forecast or predict whether there will be a MTM Adjustment in 2022, and if one is required, what the magnitude of such adjustment will be. MTM Adjustments are primarily driven by events and circumstances beyond the control of the Company such as changes in interest rates and the performance of the financial markets.
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
46          Honeywell International Inc.

CRITICAL ACCOUNTING ESTIMATES
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
Honeywell International Inc.          47

OTHER MATTERS
LITIGATION
See Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of environmental, asbestos and other litigation matters.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.
48          Honeywell International Inc.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of Honeywell, listed as follows, are elected annually by the Board of Directors. There are no family relationships among them.

Name, Age, Year First Elected an Executive Officer	Business Experience
Darius Adamczyk, 56 2017(a)	Chairman of the Board and Chief Executive Officer since April 2018. President and Chief Executive Officer from April 2017 to April 2018. Chief Operating Officer from April 2016 to March 2017. President and Chief Executive Officer Performance Materials and Technologies from April 2014 to April 2016. President of Honeywell Process Solutions from April 2012 to April 2014.
Que Thanh Dallara, 48 2018	President and Chief Executive Officer, Connected Enterprise since October 2018. Vice President and Chief Commercial Officer from January 2017 to October 2018. From 2007 to 2016, Ms. Dallara served in multiple leadership positions at TE Connectivity Ltd., most recently as Senior Vice President, Corporate Strategy and Analytics.
Vimal Kapur, 56 2018	President and Chief Executive Officer, Performance Materials and Technologies since July 2021. President and Chief Executive Officer, Honeywell Building Technologies from June 2018 to June 2021. President of Honeywell Process Solutions from 2014 to May 2018.
George Koutsaftes, 52 April 2022(b)
Chief Operating Officer, Safety and Productivity Solutions since January 2022. President of the Advanced Materials business in Honeywell’s Performance Materials and Technologies segment from November 2017 to January 2022 and interim global leader of Business Development and Mergers and Acquisitions from May 2019 to December 2019.

Gregory P. Lewis, 54 2018	Senior Vice President and Chief Financial Officer since August 2018. Vice President of Enterprise Information Management from October 2016 to April 2018, prior to being named Vice President, Corporate Finance in May 2018. Chief Financial Officer of Automation and Control Solutions from April 2013 to September 2016.
Anne T. Madden, 57 2017	Senior Vice President and General Counsel since October 2017. Corporate Secretary from February 2018 to September 2019. Vice President of Corporate Development and Global Head of M&A from January 2002 to October 2017.
Michael R. Madsen, 58 2019	President and Chief Executive Officer, Aerospace since October 2019. Vice President, Integrated Supply Chain of Aerospace from May 2015 to October 2019. President, Aerospace Defense and Space from October 2010 to May 2015.
Karen Mattimore, 55 2020
Senior Vice President and Chief Human Resources Officer since June 2020. Vice President, Human Resources and Communications, Aerospace from February 2018 to June 2020. Vice President, Human Resources Services from April 2015 to February 2018.

John F. Waldron, 46 2016	President and Chief Executive Officer, Safety and Productivity Solutions since July 2016. President of Sensing and Productivity Solutions from July 2015 to July 2016. President of Scanning and Mobility from April 2012 to July 2015.
Doug Wright, 51 2021
President and Chief Executive Officer, Honeywell Building Technologies since July 2021. President of the global Fire & Security business from July 2020 to June 2021. From 2013 to 2020, Mr. Wright served as President and Chief Executive Officer of Source Photonics, a global provider of optical communication products used in telecommunication systems and data communication networks.

(a)Also a Director.
(b)Mr. Koutsaftes will become President and Chief Executive Officer of Safety and Productivity Solutions and an Executive Officer of the Company effective April 1, 2022, succeeding Mr. Waldron in such position
Honeywell International Inc.          49

UNRESOLVED STAFF COMMENTS
None.
PROPERTIES
We have approximately 750 locations, of which 210 are manufacturing sites. Our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.
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

50          Honeywell International Inc.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Since May 11, 2021, our common stock has been listed on The Nasdaq Stock Market LLC (Nasdaq) under the ticker symbol “HON”. Prior to May 11, 2021, our common stock was listed and traded on the New York Stock Exchange. We increased our quarterly dividend rate by 5% to $0.98 per share of common stock effective with the fourth quarter 2021 dividend. We intend to continue to pay quarterly dividends in 2022.
The number of record holders of our common stock at December 31, 2021 was 40,420.
Information regarding securities authorized for issuance under equity compensation plans is included the section titled Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under the caption “Equity Compensation Plans.”
We purchased 4,256,144 shares of our common stock, par value $1 per share, in the quarter ended December 31, 2021. On February 12, 2021, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included amounts remaining under, and replaced, the previously approved share repurchase program. As of December 31, 2021, $7.1 billion remained available for additional share repurchases. We expect to repurchase outstanding shares from time to time to generally offset the dilutive impact of employee stock-based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we seek to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and the level of our operating, financing and other investing activities.
The following table summarizes our purchases of Honeywell's common stock for the three months ended December 31, 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
October 1 - 31, 2021	189,536	$213.76	189,536	$7,946
November 1 - 30, 2021	—	$—	—	$7,946
December 1 - 31, 2021	4,066,608	$206.51	4,066,608	$7,106
Honeywell International Inc.          51

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PERFORMANCE GRAPH
The following graph compares the five-year cumulative total return on our common stock to the total returns on the S&P 500 Stock Index, composite of S&P’s Industrial Conglomerates and Aerospace and Defense indices, on a 55%/45% weighted basis (the Composite Index) and Nasdaq Industrial Select Sector (XLI Index). The weighting of the components of the Composite Index are based on our segments’ relative contribution to total segment profit. The selection of the Industrial Conglomerates component of the Composite Index reflects the diverse and distinct range of non-aerospace businesses conducted by Honeywell. The annual changes for the five-year period shown in the graph are based on the assumption that $100 was invested in Honeywell stock and each index on December 31, 2016 and that all dividends were reinvested.
Comparison of Cumulative Five Year Total Return

	Dec. 2016	Dec. 2017	Dec. 2018	Dec. 2019	Dec. 2020	Dec. 2021
Honeywell	100	135.10	123.99	169.49	208.43	207.82
S&P 500 Index	100	121.83	116.49	153.17	181.35	233.41
Composite Index	100	113.96	92.97	118.5	116.63	126.92
XLI Composite Index	100	123.98	107.55	138.84	153.98	186.44
52          Honeywell International Inc.

FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions, except per share amounts)
Product sales	$25,643	$24,737	$27,629
Service sales	8,749	7,900	9,080
Net sales	34,392	32,637	36,709
Costs, expenses and other
Cost of products sold	18,344	17,638	19,269
Cost of services sold	5,050	4,531	5,070
	23,394	22,169	24,339
Selling, general and administrative expenses	4,798	4,772	5,519
Other (income) expense	(1,378)	(675)	(1,065)
Interest and other financial charges	343	359	357
	27,157	26,625	29,150
Income before taxes	7,235	6,012	7,559
Tax expense	1,625	1,147	1,329
Net income	5,610	4,865	6,230
Less: Net income attributable to the noncontrolling interest	68	86	87
Net income attributable to Honeywell	$5,542	$4,779	$6,143
Earnings per share of common stock—basic	$8.01	$6.79	$8.52
Earnings per share of common stock—assuming dilution	$7.91	$6.72	$8.41

The Notes to Consolidated Financial Statements are an integral part of this statement.
Honeywell International Inc.          53

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net income	$5,610	$4,865	$6,230
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	302	(211)	143
Actuarial gains (losses) recognized	256	91	162
Prior service credit (cost) recognized	7	47	1
Prior service credit recognized during year	(87)	(82)	(79)
Actuarial (gains) losses recognized during year	5	41	16
Foreign exchange translation and other	5	(23)	(14)
Pensions and other postretirement benefit adjustments	186	74	86
Changes in fair value of available for sale investments	(3)	4	—
Cash flow hedges recognized in other comprehensive income	17	10	103
Less: Reclassification adjustment for gains (losses) included in net income	20	54	92
Changes in fair value of cash flow hedges	(3)	(44)	11
Other comprehensive income (loss), net of tax	482	(177)	240
Comprehensive income	6,092	4,688	6,470
Less: Comprehensive income attributable to the noncontrolling interest	64	89	82
Comprehensive income attributable to Honeywell	$6,028	$4,599	$6,388

The Notes to Consolidated Financial Statements are an integral part of this statement.
54          Honeywell International, Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2021	2020
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$10,959	$14,275
Short-term investments	564	945
Accounts receivable, less allowances of $177 and $202, respectively	6,830	6,827
Inventories	5,138	4,489
Other current assets	1,881	1,639
Total current assets	25,372	28,175
Investments and long-term receivables	1,222	685
Property, plant and equipment—net	5,562	5,570
Goodwill	17,756	16,058
Other intangible assets—net	3,613	3,560
Insurance recoveries for asbestos related liabilities	322	366
Deferred income taxes	489	760
Other assets	10,134	9,412
Total assets	$64,470	$64,586
LIABILITIES
Current liabilities:
Accounts payable	$6,484	$5,750
Commercial paper and other short-term borrowings	3,542	3,597
Current maturities of long-term debt	1,803	2,445
Accrued liabilities	7,679	7,405
Total current liabilities	19,508	19,197
Long-term debt	14,254	16,342
Deferred income taxes	2,364	2,113
Postretirement benefit obligations other than pensions	208	242
Asbestos related liabilities	1,800	1,920
Other liabilities	7,087	6,975
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital—common stock issued	958	958
—additional paid-in capital	8,141	7,292
Common stock held in treasury, at cost	(30,462)	(27,229)
Accumulated other comprehensive income (loss)	(2,895)	(3,377)
Retained earnings	42,827	39,905
Total Honeywell shareowners’ equity	18,569	17,549
Noncontrolling interest	673	241
Total shareowners’ equity	19,242	17,790
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$64,470	$64,586

The Notes to Consolidated Financial Statements are an integral part of this statement.
Honeywell International Inc.          55

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Cash flows from operating activities:
Net income	$5,610	$4,865	$6,230
Less: Net income attributable to the noncontrolling interest	68	86	87
Net income attributable to Honeywell	5,542	4,779	6,143
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	674	644	673
Amortization	549	358	415
(Gain) loss on sale of non-strategic businesses and assets	(102)	3	1
Repositioning and other charges	569	575	546
Net payments for repositioning and other charges	(692)	(833)	(376)
Pension and other postretirement income	(1,114)	(798)	(516)
Pension and other postretirement benefit payments	(43)	(47)	(78)
Stock compensation expense	217	168	153
Deferred income taxes	178	(175)	179
Reimbursement receivables charge	—	509	—
Other	(28)	(338)	(287)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(8)	669	11
Inventories	(685)	(67)	(100)
Other current assets	(276)	191	(430)
Accounts payable	744	15	118
Accrued liabilities	513	555	445
Net cash provided by (used for) operating activities	6,038	6,208	6,897
Cash flows from investing activities:
Expenditures for property, plant and equipment	(895)	(906)	(839)
Proceeds from disposals of property, plant and equipment	27	57	43
Increase in investments	(2,373)	(3,236)	(4,253)
Decrease in investments	2,525	3,508	4,464
Receipts from Garrett Motion Inc.	586	—	—
Receipts (payments) from settlements of derivative contracts	192	(149)	102
Cash paid for acquisitions, net of cash acquired	(1,326)	(261)	(50)
Proceeds from sales of businesses, net of fees paid	203	—	—
Net cash provided by (used for) investing activities	(1,061)	(987)	(533)
Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	5,194	10,474	14,199
Payments of commercial paper and other short-term borrowings	(5,190)	(10,400)	(14,199)
Proceeds from issuance of common stock	229	393	498
Proceeds from issuance of long-term debt	2,517	10,125	2,726
Payments of long-term debt	(4,917)	(4,308)	(2,903)
Repurchases of common stock	(3,380)	(3,714)	(4,400)
Cash dividends paid	(2,626)	(2,592)	(2,442)
Other	(81)	(59)	(79)
Net cash provided by (used for) financing activities	(8,254)	(81)	(6,600)
Effect of foreign exchange rate changes on cash and cash equivalents	(39)	68	16
Net increase (decrease) in cash and cash equivalents	(3,316)	5,208	(220)
Cash and cash equivalents at beginning of period	14,275	9,067	9,287
Cash and cash equivalents at end of period	$10,959	$14,275	$9,067
The Notes to Consolidated Financial Statements are an integral part of this statement.
56          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

	Years Ended December 31,
	2021		2020		2019
	Shares	$	Shares	$	Shares	$
	(in millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		7,292		6,876		6,452
Issued for employee savings and option plans		184		248		271
Stock-based compensation expense		217		168		153
Impact of Quantinuum contribution		448		—		—
Ending balance		8,141		7,292		6,876
Treasury stock
Beginning balance	(260.8)	(27,229)	(246.5)	(23,836)	(228.0)	(19,771)
Reacquired stock or repurchases of common stock	(15.8)	(3,380)	(20.7)	(3,714)	(26.5)	(4,400)
Issued for employee savings and option plans	3.8	147	6.4	321	8.0	335
Ending balance	(272.8)	(30,462)	(260.8)	(27,229)	(246.5)	(23,836)
Retained earnings
Beginning balance		39,905		37,693		33,978
Net income attributable to Honeywell		5,542		4,779		6,143
Dividends on common stock		(2,620)		(2,567)		(2,428)
Ending balance		42,827		39,905		37,693
Accumulated other comprehensive income (loss)
Beginning balance		(3,377)		(3,197)		(3,437)
Foreign exchange translation adjustment		302		(214)		143
Pensions and other postretirement benefit adjustments		186		74		86
Changes in fair value of available for sale investments		(3)		4		—
Changes in fair value of cash flow hedges		(3)		(44)		11
Ending balance		(2,895)		(3,377)		(3,197)
Noncontrolling interest
Beginning balance		241		212		178
Acquisitions, divestitures, and other		397		(6)		(3)
Net income attributable to noncontrolling interest		68		86		87
Foreign exchange translation adjustment		(4)		3		(5)
Dividends paid		(33)		(54)		(45)
Contributions from noncontrolling interest holders		4		—		—
Ending balance		673		241		212
Total shareowners’ equity	684.8	19,242	696.8	17,790	711.1	18,706
Cash dividends per share of common stock		$3.770		$3.630		$3.360

The Notes to Consolidated Financial Statements are an integral part of this statement.
Honeywell International Inc.          57

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in millions, except per share amounts)
NOTE 1 . SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ACCOUNTING PRINCIPLES
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The following is a description of Honeywell’s significant accounting policies.
PRINCIPLES OF CONSOLIDATION
The Consolidated Financial Statements include the accounts of Honeywell International Inc. and all of its subsidiaries and entities in which a controlling interest is maintained. The Company's consolidation policy requires equity investments that the Company exercises significant influence over but do not control the investee and are not the primary beneficiary of the investee’s activities to be accounted for using the equity method. Investments through which the Company is not able to exercise significant influence over the investee and which the Company does not have readily determinable fair values are accounted for under the cost method. All intercompany transactions and balances are eliminated in consolidation.
RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year presentation.
RECENT ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's consolidated statement of operations, balance sheet and cash flows (Consolidated Financial Statements).
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The standard’s amendments include changes in various subtopics of accounting for income taxes including, but not limited to, accounting for “hybrid” tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, intraperiod tax allocation exception to incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax law, and year-to-date loss limitation in interim-period tax accounting. Effective January 1, 2021, the Company adopted this standard. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounted principles to contracts, hedging relationships, and other transactions affected by the transition away from reference rates expected to be discontinued to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to expand the scope of this guidance to include derivatives. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company will apply the guidance to impacted transactions during the transition period. The Company does not expect the adoption of this standard to have a material impact on the Company’s Consolidated Financial Statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. This ASU should be applied prospectively to acquisitions occurring on or after the effective date of December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements. The Company does not expect the adoption of this standard to have a material impact on the Company’s Consolidated Financial Statements.
58          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
RESEARCH AND DEVELOPMENT
Research and development costs for projects are expensed as incurred, unless these costs relate to contracts with customers where the Company receives reimbursements. Amounts expensed as incurred for Company-sponsored research and development projects are included in Cost of products and services sold and were $1,333 million, $1,334 million and $1,556 million for the years ended December 31, 2021, 2020 and 2019, respectively. Costs related to contracts with customers for customer-sponsored research and development projects are included as a contract cost and included in Cost of products and services sold when revenue from such contracts is recognized, consistent with the Company's sales recognition policies. This revenue was $1,284 million, $1,200 million and $1,079 million for the years ended December 31, 2021, 2020 and 2019, respectively.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on hand and highly liquid investments having an original maturity of three months or less.
INVENTORIES
Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (FIFO) basis. Carrying value adjustments for inventory obsolescence is equal to the difference between the cost and net realizable value. Net realizable value is the estimate selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are recorded at cost, including any asset retirement obligations, less accumulated depreciation. For financial reporting, the straight-line method of depreciation is used over the estimated useful lives of 10 to 50 years for buildings and improvements and 3 to 16 years for machinery and equipment. Recognition of the fair value of obligations associated with the retirement of tangible long-lived assets is required when there is a legal obligation to incur such costs. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and depreciated over the corresponding asset’s useful life.
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS
Goodwill and indefinite-lived intangible assets are subject to impairment testing annually as of March 31, or if a triggering event occurs or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. The Company completed its annual goodwill impairment test as of March 31, 2021, and determined that there was no impairment as of that date. The Company is not aware of any additional triggering events.
FINITE-LIVED INTANGIBLE ASSETS
Other intangible assets with determinable lives consist of customer lists, technology, patents and trademarks and other intangibles and are amortized over their estimated useful lives, ranging from 2 to 22 years.
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
Honeywell International Inc.          59

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
Derivative financial instruments designated as hedges must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Changes in fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception and over the life of the hedge contract. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. The Company elected to exclude the time value of the derivatives (i.e., the forward points) from the assessment of hedge effectiveness and recognize the initial value of the excluded component in earnings using the amortization approach. For derivative instruments that are designated and qualify as a net investment hedge, the gain or loss is reported as a component of Other comprehensive income (loss) and recorded in Accumulated other comprehensive income (loss). The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated.
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
ROU assets represent the Company's right to use an underlying asset during the reasonably certain lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Lease payments may be fixed or variable, however, only fixed payments or in-substance fixed payments are included in determining the lease liability. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.
The Company primarily uses its incremental borrowing rate, which is based on the information available at the lease commencement date, in determining the present value of the lease payments. In determining the borrowing rate, the Company considers the lease term, secured incremental borrowing rate, and for leases denominated in a currency different than U.S. dollar, the collateralized borrowing rate in the foreign currency using the U.S. dollar and foreign currency swap spread, when available.
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
The Company records the service cost component of Pension ongoing (income) expense in Costs of products and services sold and Selling, general and administrative expenses. The remaining components of costs within Pension ongoing (income) expense, primarily interest costs and assumed return on plan assets, are recorded in Other (income) expense. The Company recognizes net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation (the corridor) annually in the fourth quarter each year (MTM Adjustment). The MTM Adjustment is also reported in Other (income) expense. See Note 22 Segment Financial Data for a definition of Pension ongoing (income) expense.
60          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
SALES RECOGNITION
Product and service sales are recognized when or as the Company transfers control of the promised products or services to its customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Service sales, principally representing repair, maintenance and engineering activities, are recognized over the contractual period or as services are rendered. Sales under long-term contracts with performance obligations satisfied over time are recognized using either an input or output method. The Company recognizes revenue over time as the Company performs on these contracts because of the continuous transfer of control to the customer. With control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company generally uses the cost-to-cost input method of progress for contracts because it best depicts the transfer of control to the customer that occurs as the Company incurs costs. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. The Company reviews its cost estimates on significant contracts on a periodic basis, or when circumstances change and warrant a modification to a previous estimate. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident, to the extent required.
The customer funding for costs incurred for nonrecurring engineering and development activities of the Company's products under agreements with commercial customers is deferred and subsequently recognized as revenue as products are delivered to the customers. Additionally, expenses incurred, up to the customer agreed funded amount, are deferred as an asset and recognized as cost of sales when products are delivered to the customer. The deferred customer funding and costs result in recognition of deferred costs (asset) and deferred revenue (liability) on the Company's Consolidated Balance Sheet. Capitalized contract fulfillment costs were approximately $1.3 billion as of December 31, 2021 and 2020. The amounts recognized as Cost of products and services sold were approximately $0.1 billion for the years ended December 31, 2021, 2020 and 2019.
Revenues for the Company's mechanical service programs are recognized as performance obligations that are satisfied over time, with recognition reflecting a series of distinct services using the output method.
The terms of a contract or the historical business practice can give rise to variable consideration due to, but not limited to, cash-based incentives, rebates, performance awards, or credits. The Company estimates variable consideration at the most likely amount the Company will receive from customers. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. The Company's estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company's anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company.
STOCK-BASED COMPENSATION PLANS
The principal awards issued under the Company's stock-based compensation plans, which are described in Note 15 Stock-Based Compensation Plans, are non-qualified stock options and restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in Selling, general and administrative expenses. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on the Company's historical forfeiture rates.
Honeywell International Inc.          61

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
INCOME TAXES
Significant judgment is required in evaluating tax positions. The Company establishes reserves for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum recognition threshold. The approach for evaluating certain and uncertain tax positions is defined by the authoritative guidance which determines when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various federal, state and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of the Company's provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a change in estimate become known. For additional information, see Note 5 Income Taxes.
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
ASBESTOS RELATED LIABILITIES AND INSURANCE RECOVERIES
The Company recognizes a liability for any asbestos related contingency that is probable of occurrence and reasonably estimable. In connection with the recognition of liabilities for asbestos related matters, the Company records asbestos related insurance recoveries that are deemed probable. For additional information, see Note 19 Commitments and Contingencies.
REIMBURSEMENT RECEIVABLES
In conjunction with the Resideo Technologies, Inc. (Resideo) spin-off, the Company entered into a reimbursement agreement under which Honeywell receives cash payments as reimbursement primarily related to net spending for environmental matters at certain sites as defined in the reimbursement agreement. Accordingly, the Company recorded receivables based on estimates of the underlying reimbursable Honeywell environmental spend, and the Company monitors the recoverability of such receivables, which are subject to the terms of applicable credit agreements and general ability to pay.
62          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 2. ACQUISITIONS AND DIVESTITURES
ACQUISITIONS
On November 29, 2021, Honeywell Quantum Solutions, a wholly-owned subsidiary of Honeywell, and Cambridge Quantum Computing, a leading developer of quantum computing and quantum software, combined to form Quantinuum. Prior to closing the transaction, Honeywell held a 4.2% ownership interest in Cambridge Quantum Computing. At closing of the business combination, Honeywell contributed an additional $270 million of cash and is the controlling majority-owner of Quantinuum, with an overall 54% ownership in the business. Quantinuum is well positioned to lead the quantum computing industry by offering advanced, fully integrated hardware and software solutions at an unprecedented pace, scale and level of performance to large high-growth markets worldwide. Quantinuum supports customer needs for improved computation in cyber security, drug discovery and delivery, material science, finance, and optimization across all major industrial markets. The business is included within Corporate and All Other, which is not considered a reportable business segment. The combination was accounted for under the acquisition method of accounting; as such, assets and liabilities of Quantinuum are consolidated by Honeywell and included in the Consolidated Balance Sheet. Upon close of the transaction, Honeywell recorded a non-cash adjustment of $460 million in Additional paid-in-capital on the Consolidated Balance Sheet as the contribution of ownership interest in Honeywell Quantum Solutions and Cambridge Quantum Computing for the formation of Quantinuum. In addition, Honeywell recognized a gain of $22 million related to the fair value remeasurement of Honeywell's existing 4.2% ownership interest in Cambridge Quantum Computing, which was recorded in Other (income) expense on in the Consolidated Statement of Operations. At close of the transaction, the fair value of Cambridge Quantum Computing's noncontrolling interest in Quantinuum was $419 million. In December 2021, Cambridge Quantum Computing contributed cash of $12 million to Quantinuum, increasing their noncontrolling interest and decreasing Honeywell's additional-paid-in-capital. As of December 31, 2021, the assets and liabilities in Honeywell's Consolidated Balance Sheet includes $90 million of intangible assets and $943 million allocated to goodwill, which is non-deductible for tax purposes. The purchase accounting is subject to final adjustments, primarily for the valuation of intangible assets and goodwill.
On February 12, 2021, the Company acquired 100% of the shares outstanding of Sparta Systems, a leading provider of enterprise quality management software for the life sciences industry, for $1,303 million. Sparta Systems is expected to further strengthen the Company's leadership in industrial automation, digital transformation solutions, and enterprise performance management software. The business is included within the Performance Materials and Technologies segment. The assets and liabilities acquired with Sparta Systems are included in the Consolidated Balance Sheet as of December 31, 2021, including $383 million of intangible assets and $1,011 million allocated to goodwill, which is nondeductible for tax purposes. The purchase accounting is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, tax balances, and certain pre-acquisition contingencies.
During 2020, the Company acquired businesses for an aggregate cost (net of cash and debt assumed) of $261 million, which included the October 2020 acquisition of Rocky Research and the December 2020 acquisition of Sine Group. Rocky Research is a technology leader specializing in thermal, energy and power management solutions and is included within the Aerospace segment. Sine Group offers a Software-as-a-Service (SaaS) that handles visitor management, workplace and supply chain solutions and is included in the Honeywell Building Technologies segment. The acquisition of Rocky Research and Sine Group included approximately $167 million allocated to goodwill, which is non-deductible for tax purposes.
During 2019, there were no significant acquisitions that closed individually or in the aggregate.
DIVESTITURES
On March 15, 2021, the Company completed the sale of its retail footwear business in exchange for gross cash consideration of $230 million. The Company recognized a pre-tax gain of $95 million for the twelve months ended December 31, 2021, which was recorded in Other (income) expense. The retail footwear business was previously included in the Safety and Productivity Solutions segment.
During 2020 and 2019, there were no significant divestitures that closed individually or in the aggregate.
Honeywell International Inc.          63

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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

	Years Ended December 31,
	2021	2020	2019
Aerospace
Commercial Aviation Original Equipment	$1,720	$1,940	$2,999
Commercial Aviation Aftermarket	4,155	3,812	5,761
Defense and Space	5,151	5,792	5,294
	11,026	11,544	14,054
Honeywell Building Technologies
Products	3,243	2,971	3,293
Building Solutions	2,296	2,218	2,424
	5,539	5,189	5,717
Performance Materials and Technologies
UOP	2,348	2,177	2,890
Process Solutions	4,611	4,590	5,146
Advanced Materials	3,054	2,656	2,798
	10,013	9,423	10,834
Safety and Productivity Solutions
Safety and Retail	2,387	2,414	2,215
Productivity Solutions and Services	1,610	1,270	1,285
Warehouse and Workflow Solutions	2,944	1,965	1,719
Advanced Sensing Technologies	873	832	885
	7,814	6,481	6,104
Corporate and All Other	—	—	—
Net sales	$34,392	$32,637	$36,709
Aerospace – A global supplier of products, software and services for aircrafts that it sells to OEM and other customers in a variety of end markets including: air transport, regional, business and general aviation aircraft, airlines, aircraft operators and defense and space contractors. Aerospace products and services include auxiliary power units, propulsion engines, environmental control systems, integrated avionics, wireless connectivity services, electric power systems, engine controls, flight safety, communications, navigation hardware, data and software applications, radar and surveillance systems, aircraft lighting, management and technical services, advanced systems and instruments, satellite and space components, aircraft wheels and brakes, repair, and overhaul services and thermal systems. Aerospace also provides spare parts, repair, overhaul and maintenance services (principally to aircraft operators) for the aftermarket. Honeywell Forge solutions are leveraged by the Company's customers as tools to turn data into predictive maintenance and predictive analytics to enable better fleet management and make flight operations more efficient.
Honeywell Building Technologies – A global provider of products, software, solutions, and technologies that enable building owners and occupants to ensure their facilities are safe, energy efficient, sustainable, and productive. Honeywell Building Technologies products and services include advanced software applications for building control and optimization; sensors, switches, control systems, and instruments for energy management; access control; video surveillance; fire products; and installation, maintenance and upgrades of systems. Honeywell Forge solutions enable the Company's customers to digitally manage buildings, connecting data from different assets to enable smart maintenance, improve building performance, and even protect from incoming security threats.
64          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Performance Materials and Technologies – A global provider in developing and manufacturing high-quality performance chemicals and materials, process technologies, and automation solutions. The segment is comprised of Process Solutions, UOP, and Advanced Materials. Process Solutions provides automation control, instrumentation, advanced software, and related services for the oil and gas, refining, pulp and paper, industrial power generation, chemicals and petrochemicals, biofuels, life sciences, and metals, minerals, and mining industries. Through its smart energy products, Process Solutions enables utilities and distribution companies to deploy advanced capabilities to improve operations, reliability, and environmental sustainability. UOP provides process technology, products, including catalysts and adsorbents, equipment, and consulting services that enable customers to efficiently produce gasoline, diesel, jet fuel, petrochemicals and renewable fuels for the petroleum refining, gas processing, petrochemical, and other industries. Advanced Materials manufactures a wide variety of high-performance products, including materials used to manufacture end products such as bullet-resistant armor, nylon, computer chips, and pharmaceutical packaging, and provides reduced and low global-warming-potential materials based on hydrofluoro-olefin technology. In the industrial environment, Honeywell Forge solutions enable integration and connectivity to provide a holistic view of operations and turn data into clear actions to maximize productivity and efficiency. Honeywell Forge's cybersecurity capabilities help identify risks and act on cyber-related incidents, together enabling improved operations and protecting processes, people and assets.
Safety and Productivity Solutions – A global provider of products and software that improve productivity, workplace safety and asset performance to customers around the globe. Safety products include PPE, apparel, gear, and footwear; gas detection technology; and cloud-based notification and emergency messaging. Productivity Solutions products and services include mobile devices and software for computing, data collection, and thermal printing; supply chain and warehouse automation equipment, software and solutions; custom-engineered sensors, switches and controls for sensing and productivity solutions; and software-based data and asset management productivity solutions. Honeywell Forge solutions digitally automate processes to improve efficiency while reducing downtime and safety costs.
Corporate and All Other – Corporate and All Other includes revenue from Honeywell's majority-owned investment in Quantinuum. Through Quantinuum, Honeywell provides a wide range of service offerings of fully integrated quantum computing hardware and software solutions.
For a summary by disaggregated product and services sales for each segment, refer to Note 22 Segment Financial Data.
The Company recognizes revenue arising from performance obligations outlined in contracts with its customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based off timing of recognition is as follows:

	Years Ended December 31,
	2021	2020	2019
Products, transferred point in time	58%	61%	61%
Products, transferred over time	17	15	14
Net product sales	75	76	75
Services, transferred point in time	8	8	9
Services, transferred over time	17	16	16
Net service sales	25	24	25
Net sales	100%	100%	100%
CONTRACT BALANCES
The Company records progress on satisfying performance obligations under contracts with customers and the related billings and cash collections are recorded on the Consolidated Balance Sheet in Accounts receivable—net and Other assets (unbilled receivables (contract assets) and billed receivables) and Accrued liabilities and Other liabilities (customer advances and deposits (contract liabilities)). Unbilled receivables (contract assets) arise when the timing of cash collected from customers differs from the timing of revenue recognition, such as when contract provisions require specific milestones to be met before a customer can be billed. Contract assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. Contract liabilities are recorded when customers remit contractual cash payments in advance of us satisfying performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period of time. Contract liabilities are derecognized when revenue is recorded, either when a milestone is met triggering the contractual right to bill or when the performance obligation is satisfied.

Honeywell International Inc.          65

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.
The following table summarizes the Company's contract assets and liabilities balances:

	2021	2020
Contract assets—January 1	$1,618	$1,602
Contract assets—December 31	2,060	1,618
Change in contract assets—increase (decrease)	$442	$16
Contract liabilities—January 1	$(4,033)	$(3,501)
Contract liabilities—December 31	(4,290)	(4,033)
Change in contract liabilities—(increase) decrease	$(257)	$(532)
Net change	$185	$(516)
The net change in 2021 and 2020 was primarily driven by the receipt of advance payments from customers exceeding recognition of revenue as performance obligations were satisfied prior to billing. For the years ended December 31, 2021 and 2020, the Company recognized revenue of $1,925 million and $1,709 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets include $2,035 million and $1,589 million of unbilled balances under long-term contracts as of December 31, 2021 and 2020, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.
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
PERFORMANCE OBLIGATIONS
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When the Company's contracts with customers require highly complex integration or manufacturing services that are not separately identifiable from other promises in the contracts and, therefore, not distinct, then the entire contract is accounted for as a single performance obligation. In situations when the Company's contracts includes distinct goods or services that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct goods or services. For any contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the estimated relative standalone selling price of each distinct good or service in the contract. For product sales, each product sold to a customer typically represents a distinct performance obligation. In such cases, the observable standalone sales are used to determine the stand alone selling price.
Performance obligations are satisfied as of a point in time or over time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract.
The following table outlines the Company's remaining performance obligations disaggregated by segment:

December 31, 2021
Aerospace	$9,423
Honeywell Building Technologies	6,871
Performance Materials and Technologies	7,243
Safety and Productivity Solutions	4,143
Corporate and All Other(1)	2
$27,682
(1) The remaining performance obligations within Corporate and All Other relate to the Quantinuum business.
66          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Performance obligations recognized as of December 31, 2021 will be satisfied over the course of future periods. The Company's disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 59% and 41%, respectively.
The timing of satisfaction of the Company's performance obligations does not significantly vary from the typical timing of payment. Typical payment terms of the Company's fixed-price over time contracts include progress payments based on specified events or milestones, or based on project progress. For some contracts the Company may be entitled to receive an advance payment.
The Company has applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which the Company recognizes revenue in proportion to the amount the Company has the right to invoice for services performed.

Honeywell International Inc.          67

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 4. REPOSITIONING AND OTHER CHARGES
A summary of repositioning and other charges follows:

	Years Ended December 31,
	2021	2020	2019
Severance	$80	$475	$260
Asset impairments	117	21	95
Exit costs	134	69	83
Reserve adjustments	(13)	(47)	(5)
Total net repositioning charge	318	518	433
Asbestos related litigation charges, net of insurance and reimbursements	129	50	42
Probable and reasonably estimable environmental liabilities, net of reimbursements	22	27	59
Other charges	100	(20)	12
Total net repositioning and other charges	$569	$575	$546
The following table summarizes the pre-tax distribution of total net repositioning and other charges by classification in the Consolidated Statement of Operations:

	Years Ended December 31,
	2021	2020	2019
Cost of products and services sold	$457	$308	$276
Selling, general and administrative expenses	112	267	270
Other (income) expense	—	—	—
	$569	$575	$546
The following table summarizes the pre-tax amount of total net repositioning and other charges by segment. These amounts are excluded from segment profit as described in Note 22 Segment Financial Data.

	Years Ended December 31,
	2021	2020	2019
Aerospace	$62	$157	$33
Honeywell Building Technologies	13	100	108
Performance Materials and Technologies	24	167	93
Safety and Productivity Solutions	268	41	71
Corporate and All Other	202	110	241
	$569	$575	$546

68          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
In 2021, the Company recognized repositioning charges totaling $331 million, including severance costs of $80 million related to workforce reductions of 6,432 manufacturing and administrative positions mainly in the Company's Safety and Productivity Solutions and Aerospace segments. The workforce reductions were primarily related to the re-alignment of a product line in the Company's Safety and Productivity Solutions segment, site transitions, mainly in Aerospace, to more cost-effective locations, and the Company's productivity and ongoing functional transformation initiatives. The repositioning charge included asset impairments of $117 million primarily related to the write-down of certain manufacturing and other equipment. The repositioning charge included exit costs of $134 million primarily for current period exit costs incurred for previously approved repositioning projects, closure obligations associated with site transitions, and lease obligations for equipment. Also, $13 million of previously established reserves, primarily for severance, were returned to income due to adjustments to the scope of previously announced repositioning actions.
In 2021, Other charges include $105 million of incremental long-term contract labor cost inefficiencies due to severe supply chain disruptions (attributable to the COVID-19 pandemic) relating to the warehouse automation business within the Safety and Productivity Solutions segment. Certain of these costs incurred include amounts and provisions for anticipated losses recognized during the fourth quarter when total estimated costs at completion for certain of the business’ long-term contracts exceeded total estimated revenue. These costs represent unproductive labor costs due to unexpected supply delays and the resulting downstream installation issues, demobilization and remobilization of contract workers, and resolution of contractor disputes. These costs do not include normal operational inefficiencies experienced during a challenging operating environment in 2021.
In 2020, the Company recognized repositioning charges totaling $565 million, including severance costs of $475 million related to workforce reductions of 14,159 manufacturing and administrative positions across the Company's segments, with a majority of the workforce reductions in Aerospace and Performance Materials and Technologies. The workforce reductions primarily related to the Company aligning its cost structure with the slowdown in demand for many of its products and services due to the global recession, the Company's productivity and ongoing functional transformation initiatives, and to site consolidations and hub strategies. The repositioning charge included exit costs of $69 million primarily related to current period exit costs incurred for previously approved repositioning projects. Also, $47 million of previously established reserves, primarily for severance, were returned to income mainly as a result of higher attrition than anticipated in prior severance actions resulting in lower payments.
In 2019, the Company recognized repositioning charges totaling $438 million, including severance costs of $260 million related to workforce reductions of 5,336 manufacturing and administrative positions across the Company's segments. The workforce reductions related to the Company's productivity and ongoing functional transformation initiatives and to site transitions, mainly in Honeywell Building Technologies, as the Company transitions manufacturing to more cost-effective locations. The repositioning charge included asset impairments of $95 million largely related to a write down in connection with assets held for sale. The repositioning charge included exit costs of $83 million primarily related to current period exit costs incurred for previously approved repositioning projects, termination fees associated with the early cancellation of supply agreements for certain raw materials in Performance Materials and Technologies and Honeywell Building Technologies and for closure obligations associated with site transitions.
Honeywell International Inc.          69

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the status of the Company's total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2018	$489	$—	$77	$566
Charges	260	95	83	438
Usage—cash	(186)	—	(63)	(249)
Usage—noncash	—	(100)	—	(100)
Divestitures	—	—	—	—
Adjustments	(8)	5	(2)	(5)
Foreign currency translation	—	—	1	1
Balance at December 31, 2019	555	—	96	651
Charges	475	21	69	565
Usage—cash	(474)	—	(90)	(564)
Usage—noncash	—	(21)	—	(21)
Divestitures	—	—	—	—
Adjustments	(44)	—	(3)	(47)
Foreign currency translation	15	—	2	17
Balance at December 31, 2020	527	—	74	601
Charges	80	117	134	331
Usage—cash	(299)	—	(83)	(382)
Usage—noncash	—	(119)	—	(119)
Divestitures	—	—	—	—
Adjustments	(14)	2	(1)	(13)
Foreign currency translation	(5)	—	(2)	(7)
Balance at December 31, 2021	$289	$—	$122	$411
Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in 2021, 2020, and 2019 were not significant.

70          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 5. INCOME TAXES
INCOME BEFORE TAXES

	Years Ended December 31,
	2021	2020	2019
U.S.	$3,955	$3,318	$4,178
Non-U.S.	3,280	2,694	3,381
	$7,235	$6,012	$7,559
TAX EXPENSE (BENEFIT)

	Years Ended December 31,
	2021	2020	2019
Tax expense (benefit) consists of
Current:
U.S. Federal	$415	$475	$8
U.S. State	146	79	43
Non-U.S.	886	768	1,099
	$1,447	$1,322	$1,150
Deferred:
U.S. Federal	$173	$234	$332
U.S. State	37	39	63
Non-U.S.	(32)	(448)	(216)
	178	(175)	179
	$1,625	$1,147	$1,329

	Years Ended December 31,
	2021	2020	2019
The U.S. federal statutory income tax rate is reconciled to the effective income tax rate as follows:
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Taxes on non-U.S. earnings(1)(2)	(1.4)	(0.8)	(0.5)
U.S. state income taxes(1)	1.5	1.3	1.1
Reserves for tax contingencies	2.2	(2.6)	2.0
Employee share-based payments	(0.7)	(1.2)	(1.2)
Reduction of certain receivables	—	2.0	—
U.S. Tax Cuts and Jobs Act	—	—	(3.6)
Restructuring	(1.4)	—	—
U.S. Valuation Allowance	2.0	0.1	—
All other items—net	(0.7)	(0.7)	(1.2)
	22.5%	19.1%	17.6%
(1)Net of changes in valuation allowance
(2)Includes U.S. taxes on non-U.S. earnings
Honeywell International Inc.          71

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The effective tax rate increased by 3.4 percentage points in 2021 compared to 2020. The increase was primarily due to the establishment of a valuation allowance for deferred tax assets not expected to be realized, incremental tax reserves, a lower tax benefit from restructuring and the absence of prior year items including tax benefits realized as a result of the favorable resolution of a foreign tax matter related to the spin-off transactions, tax law changes in India and the resolution of certain U.S. tax matters offset by a non-cash charge related to the reduction of the aggregate carrying value of certain receivables with no corresponding tax benefit. The Company’s non-U.S. effective tax rate was 26.0%, an increase of approximately 14.1 percentage points compared to 2020. The increase in the foreign effective tax rate was primarily attributable to incremental tax reserves, the tax impact of restructuring and the absence of prior year items including the favorable resolution of a foreign tax matter related to the previously completed spin-off transactions and tax law changes in India.
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
DEFERRED TAX ASSETS (LIABILITIES)
The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

Deferred tax assets:	December 31,
	2021	2020
Postretirement benefits other than pensions	$77	$85
Asbestos and environmental	468	508
Employee compensation and benefits	174	180
Lease liabilities	242	197
Other accruals and reserves	260	110
Net operating and capital losses	734	779
Capital loss limitation and carryover	151	—
Tax credit carryforwards	164	219
Gross deferred tax assets	2,270	2,078
Valuation allowance	(857)	(766)
Total deferred tax assets	$1,413	$1,312
Deferred tax liabilities:
Pension	$(948)	$(548)
Property, plant and equipment	(464)	(437)
Right-of-use asset	(230)	(184)
Intangibles	(883)	(898)
Unremitted earnings of foreign subsidiaries	(426)	(398)
Other asset basis differences	(334)	(169)
Other	(2)	(31)
Total deferred tax liabilities	(3,287)	(2,665)
Net deferred tax liability	$(1,874)	$(1,353)
72          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The Company's gross deferred tax assets include $901 million related to non-U.S. operations comprised principally of net operating losses, capital loss and tax credit carryforwards, primarily in Canada, France, Germany, Luxembourg, and the United Kingdom, and deductible temporary differences. The Company maintains a valuation allowance of $703 million against a portion of the non-U.S. gross deferred tax assets. Additionally, a valuation allowance of $150 million was established against the U.S. gross deferred tax asset for capital losses generated from restructuring transactions during the year. The change in the valuation allowance resulted in an increase of $124 million, increase of $105 million, and a decrease of $23 million to income tax expense in 2021, 2020 and 2019, respectively. In the event the Company determines that it will not be able to realize its net deferred tax assets in the future, the Company will reduce such amounts through an increase to income tax expense in the period such determination is made. Conversely, if the Company determines that it will be able to realize net deferred tax assets in excess of the carrying amounts, the Company will decrease the recorded valuation allowance through a reduction to income tax expense in the period that such determination is made.
As of December 31, 2021, the Company recorded a $426 million deferred tax liability on all unremitted foreign earnings based on estimated earnings and profits of approximately $17.1 billion as of the balance sheet date.
As of December 31, 2021, the Company's net operating loss, capital loss and tax credit carryforwards were as follows:

Jurisdiction	Expiration Period	Net Operating and Capital Loss Carryforwards	Tax Credit Carryforwards
U.S. Federal	2040	$684	$97
U.S. State	2040	390	21
Non-U.S.	2041	466	50
Non-U.S.	Indefinite	2,185	—
		$3,725	$168
Many jurisdictions impose limitations on the timing and utilization of net operating loss and tax credit carryforwards. In those instances, whereby there is an expected permanent limitation on the utilization of the net operating loss or tax credit carryforward, the deferred tax asset and amount of the carryforward have been reduced.

	Years Ended December 31,
	2021	2020	2019
Change in unrecognized tax benefits:
Balance at beginning of year	$991	$1,164	$1,089
Gross increases related to current period tax positions	93	94	51
Gross increases related to prior periods tax positions	39	68	83
Gross decreases related to prior periods tax positions	(27)	(256)	(34)
Decrease related to resolutions of audits with tax authorities	(1)	(35)	(3)
Expiration of the statute of limitations for the assessment of taxes	(12)	(76)	(13)
Foreign currency translation	(22)	32	(9)
Balance at end of year	$1,061	$991	$1,164
As of December 31, 2021, 2020 and 2019, there were $1,061 million, $991 million, and $1,164 million, respectively, of unrecognized tax benefits that if recognized would be recorded as a component of Tax expense.

Honeywell International Inc.          73

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table summarizes tax years that remain subject to examination by major tax jurisdictions as of December 31, 2021:

Jurisdiction	Open Tax Years Based on Originally Filed Returns
	Examination in progress	Examination not yet initiated
U.S. Federal	2017-2018	2019-2021
U.S. State	2013-2019	2017-2021
Australia	n/a	2018-2021
Canada(1)	2015-2018	2019-2021
China	2011-2020	2021
France	2018-2020	2021
Germany(1)	2009-2018	2019-2021
India	1999-2020	2021
Italy	2012-2018	2019-2021
Netherlands	n/a	2018-2021
Switzerland(1)	2016-2018	2019-2021
United Kingdom	2013-2019	2020-2021
(1)Includes provincial or similar local jurisdictions, as applicable.
Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in the Company's financial statements. In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets (such as net operating losses) in future periods.
Unrecognized tax benefits for examinations in progress were $592 million, $556 million, and $413 million, as of December 31, 2021, 2020 and 2019, respectively. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax expense in the Consolidated Statement of Operations and totaled $79 million, $80 million, and $73 million for the years ended December 31, 2021, 2020 and 2019, respectively. Accrued interest and penalties were $580 million, $507 million, and $487 million, as of December 31, 2021, 2020 and 2019, respectively.
NOTE 6. INVENTORIES

	December 31,
	2021	2020
Raw materials	$1,352	$1,079
Work in process	861	798
Finished products	2,925	2,612
	$5,138	$4,489
74          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 7. PROPERTY, PLANT AND EQUIPMENT—NET

	December 31,
	2021	2020
Land and improvements	$226	$259
Machinery and equipment	10,143	10,008
Buildings and improvements	3,225	3,245
Construction in progress	856	825
	14,450	14,337
Less—Accumulated depreciation	(8,888)	(8,767)
	$5,562	$5,570
Depreciation expense was $674 million, $644 million and $673 million for the years ended December 31, 2021, 2020 and 2019, respectively.
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS—NET
The following table summarizes the change in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 by segment.

	December 31, 2020	Acquisitions/ Divestitures	Currency Translation Adjustment	December 31, 2021
Aerospace	$2,378	$21	$—	$2,399
Honeywell Building Technologies	3,385	20	(88)	3,317
Performance Materials and Technologies	5,255	1,019	(136)	6,138
Safety and Productivity Solutions	5,040	(32)	(47)	4,961
Corporate and All Other	—	943	(2)	941
	$16,058	$1,971	$(273)	$17,756
Other intangible assets are comprised of:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Determinable life intangibles:
Patents and technology	$2,345	$(1,678)	$667	$2,159	$(1,595)	$564
Customer relationships	4,045	(2,235)	1,810	3,889	(2,050)	1,839
Trademarks	356	(261)	95	327	(247)	80
Other	298	(271)	27	298	(267)	31
	7,044	(4,445)	2,599	6,673	(4,159)	2,514
Indefinite life intangibles:
Trademarks	1,014	—	1,014	1,046	—	1,046
	$8,058	$(4,445)	$3,613	$7,719	$(4,159)	$3,560
Intangible assets amortization expense was $465 million, $358 million and $415 million for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated intangible asset amortization expense for each of the next five years approximates $310 million in 2022, $273 million in 2023, $250 million in 2024, $241 million in 2025 and $203 million in 2026.
Honeywell International Inc.          75

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 9. LONG-TERM DEBT AND CREDIT AGREEMENTS

	December 31,
	2021	2020
4.25% notes due 2021	$—	$800
1.85% notes due 2021	—	1,500
0.483% notes due 2022	500	2,500
2.15% notes due 2022	600	600
Floating rate notes due 2022	600	1,100
1.30% Euro notes due 2023	1,416	1,534
3.35% notes due 2023	300	300
0.00% Euro notes due 2024	566	614
2.30% notes due 2024	750	750
1.35% notes due 2025	1,250	1,250
2.50% notes due 2026	1,500	1,500
1.10% notes due 2027	1,000	—
2.25% Euro notes due 2028	849	920
2.70% notes due 2029	750	750
1.95% notes due 2030	1,000	1,000
1.75% notes due 2031	1,500	—
0.75% Euro notes due 2032	566	614
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
2.80% notes due 2050	750	750
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 8.2% weighted average interest rate maturing at various dates through 2026	121	266
	16,057	18,787
Less-current portion	(1,803)	(2,445)
	$14,254	$16,342
76          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The schedule of principal payments on long-term debt is as follows:

December 31, 2021
2022	$1,803
2023	1,810
2024	1,344
2025	1,258
2026	1,503
Thereafter	8,339
16,057
Less-current portion	(1,803)
$14,254
On November 1, 2021, the Company repaid its 1.85% notes due 2021.
On August 16, 2021 the Company issued $1.0 billion 1.10% Senior Notes due 2027 and $1.5 billion 1.75% Senior Notes due 2031 (collectively, the Notes). The Company may redeem the Notes at any time, and from time to time, in whole or in part, at the Company's option at the applicable make-whole redemption price. The Notes are senior unsecured and unsubordinated obligations of the Company and rank equally with each other and with all of the Company's existing and future senior unsecured debt and senior to all of the Company's subordinated debt. The offering provided gross proceeds of $2.5 billion, offset by $18.0 million in discount and closing costs related to the offering. The Company used the proceeds of the offering to redeem at par $2 billion of the $2.5 billion in outstanding principal amount of the callable 0.483% Senior Notes due 2022 and to redeem in full and at par $500 million callable Floating rate Senior Notes due 2022 that the Company issued in August 2020.
On March 31, 2021, the Company entered into a $4.0 billion Amended and Restated Five Year Credit Agreement (the 5-Year Credit Agreement) and a $1.5 billion 364-Day Credit Agreement (the 364-Day Credit Agreement). The 5-Year Credit Agreement amended and restated the previously reported $4.0 billion amended and restated five-year credit agreement dated as of April 26, 2019. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 364-Day Credit Agreement replaced the $1.5 billion 364-day credit agreement dated as of April 10, 2020, which was terminated in accordance with its terms effective March 31, 2021. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 30, 2022, unless (i) Honeywell elects to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 30, 2023, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 5-Year Credit Agreement and the 364-Day Credit Agreement are maintained for general corporate purposes. On November 18, 2021, the Company amended the 364-Day Credit Agreement and the 5-Year Credit Agreement to transition from LIBOR-based benchmark rates to the appropriate replacement rates.
On March 1, 2021, the Company repaid its 4.25% notes due 2021.
As of December 31, 2021, there were no outstanding borrowings under the 364-Day Credit Agreement or 5-Year Credit Agreement.
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
Honeywell International Inc.          77

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
On February 21, 2020, the Company paid its 0.65% Euro notes due 2020.
NOTE 10. LEASES
A significant portion of the Company's operating and finance lease portfolio includes corporate offices, research and development facilities, manufacturing sites, information technology equipment, and automobiles. The majority of the Company's leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more. Operating lease ROU assets are included in Other assets. The current portion of operating lease liabilities are included in Accrued liabilities, and the non-current portion of operating lease liabilities are included in Other liabilities on the Consolidated Balance Sheet. Finance lease ROU assets are included in Property, plant and equipment—net. The current portion of finance lease liabilities are included in Current maturities of long-term debt, and the non-current portion of finance lease liabilities are included in Long-term debt on the Consolidated Balance Sheet.
A portion of the Company's real estate leases is generally subject to annual changes in the Consumer Price Index (CPI). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. In addition, a subset of the Company's automobile leases are considered variable. The variable lease payments for such automobiles leases are based on actual mileage incurred at the stated contractual rate and recognized in the period in which the obligation for those payments was incurred.

	Years Ended December 31,
	2021	2020
Operating lease cost	$228	$214
Variable lease cost	14	18
Short-term lease cost	15	17
Finance lease cost:
Amortization of right-of-use assets	65	69
Interest on lease liability	24	27
Total finance lease cost	89	96
Total lease cost	$346	$345
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$215	$206
Operating cash flows for finance leases	24	32
Financing cash flows for finance leases	67	65
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$350	$245
Finance leases	32	27
Supplemental balance sheet information related to leases was as follows:
78          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	December 31,
	2021	2020
Operating leases:
Other assets	$947	$773
Accrued liabilities	185	187
Other liabilities	847	641
Total operating lease liabilities	$1,032	$828
Finance leases:
Property, plant and equipment	$325	$357
Accumulated depreciation	(177)	(180)
Property, plant and equipment—net	$148	$177
Current maturities of long-term debt	$57	$60
Long-term debt	99	124
Total finance lease liabilities	$156	$184
Weighted-average remaining lease term:
Operating leases	9 years	7 years
Finance leases	3 years	3 years
Weighted-average discount rate:
Operating leases	2.3%	2.9%
Finance leases	11.0%	16.3%
As of December 31, 2021, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2022	$215	$77
2023	188	59
2024	153	47
2025	113	14
2026	91	—
Thereafter	404	—
Total lease payments	1,164	197
Less-interest	(132)	(41)
Total	$1,032	$156

Honeywell International Inc.          79

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
FOREIGN CURRENCY RISK MANAGEMENT
The Company operates a global business in a wide variety of foreign currencies. The Company's exposure to market risk for changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities, and transactions arising from international trade. The Company's objective is to preserve the U.S. Dollar value of foreign currency denominated cash flows and earnings. The Company monitors its collective foreign currency exposure and enters into foreign currency exchange forward and option contracts (foreign currency exchange contracts) with third parties, when necessary, to minimize the impact of changes in foreign currency exchange rates.
The Company has monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (income) expense. The Company uses foreign currency exchange contracts to hedge its foreign currency exposure. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. The Company uses foreign currency contracts to hedge forecasted sales and purchases, which are denominated in non-functional currencies. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of these foreign currency exchange contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. As of December 31, 2021, and 2020, the Company held contracts with notional amounts of $12,671 million and $16,123 million to exchange foreign currencies, principally the U.S. Dollar, Euro, Canadian Dollar, British Pound, Mexican Peso, Chinese Renminbi, and Indian Rupee.
The Company also designates certain foreign currency debt and derivative contracts as hedges against portions of its net investment in foreign operations. Gains or losses of the foreign currency debt and derivative contracts designated as net investment hedges are recorded in the same manner as foreign currency translation adjustments.
INTEREST RATE RISK MANAGEMENT
Financial instruments, including derivatives, expose the Company to market risk related to changes in interest rates. The Company uses a combination of financial instruments, including long-term, medium-term, and short-term financing, variable-rate commercial paper, and interest rate swaps to convert the interest rate mix of the Company's total debt portfolio and related overall cost of borrowing.
CREDIT RISK MANAGEMENT
The Company continues to monitor the creditworthiness of its counterparties to mitigate the risk of nonperformance. Financial instruments, including derivatives, expose the Company to counterparty credit risk. In addition, the Company grants credit terms to its customers in the normal course of business. The terms and conditions of the Company's credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company's sales are not materially dependent on a single customer or a small group of customers.
80          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
DERIVATIVE AND HEDGING INSTRUMENTS
The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheet:

	Notional		Fair Value Asset		Fair Value (Liability)
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Derivatives in Fair Value Hedging Relationships:
Interest rate swap agreements	$3,150	$3,950	$60	$194	$—	$—
Derivatives in Cash Flow Hedging Relationships:
Foreign currency exchange contracts	647	488	4	65	—	(58)
Derivatives in Net Investment Hedging Relationships:
Foreign currency exchange contracts	746	806	92	45	—	(1)
Cross currency swap agreements	1,200	1,200	39	—	—	(50)
Total Derivatives Designated as Hedging Instruments	5,743	6,444	195	304	—	(109)
Derivatives Not Designated as Hedging Instruments:
Foreign currency exchange contracts	11,278	14,829	278	92	(282)	(91)
Total Derivatives at Fair Value	$17,021	$21,273	$473	$396	$(282)	$(200)
All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Accrued liabilities or Other liabilities.
In addition to the foreign currency derivative contracts designated as net investment hedges, certain of the Company's foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $4,074 million and $4,414 million as of December 31, 2021 and 2020, respectively.
Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Gains and losses on interest rate swap agreements recognized in earnings were $135 million of expense, $169 million of income and $70 million of expense for the years ended December 31, 2021, 2020 and 2019, respectively. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.
The following table sets forth the amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

Line in the Consolidated Balance Sheet of Hedged Item	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Long-term debt	$3,210	$4,144	$60	$194

Honeywell International Inc.          81

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following tables summarize the location and impact to the Consolidated Statement of Operations related to derivative instruments:

	Year Ended December 31, 2021
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, general and administrative expenses	Other (Income) Expense	Interest and Other Financial Charges
	$34,392	$18,344	$5,050	$4,798	$(1,378)	$343
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	5	8	2	9	—	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged items	—	—	—	—	—	135
Derivatives designated as hedges	—	—	—	—	—	(135)
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—	16
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	—	195	—

	Year Ended December 31, 2020
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, general and administrative expenses	Other (Income) Expense	Interest and Other Financial Charges
	$32,637	$17,638	$4,531	$4,772	$(675)	$359
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	(3)	43	11	(4)	28	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	10	3	—	29	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged items	—	—	—	—	—	(169)
Derivatives designated as hedges	—	—	—	—	—	169
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—	18
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	—	(166)	—

82          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Year Ended December 31, 2019
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, general and administrative expenses	Other (Income) Expense	Interest and Other Financial Charges
	$36,709	$19,269	$5,070	$5,519	$(1,065)	$357
Gain or (loss) on cash flow hedges:
Foreign Currency Exchange Contracts:
Amount reclassified from accumulated other comprehensive income into income	3	35	9	1	73	—
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	16	6	—	35	—
Gain or (loss) on fair value hedges:
Interest Rate Swap Agreements:
Hedged items	—	—	—	—	—	(70)
Derivatives designated as hedges	—	—	—	—	—	70
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—	19
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	—	106	—
As of December 31, 2021, the Company estimates that approximately $10 million of net derivative gains related to its cash flow hedges included in Accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.
The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

Derivatives Net Investment Hedging Relationships	Years Ended December 31,
	2021	2020
Euro-denominated long-term debt	$284	$(256)
Euro-denominated commercial paper	57	(8)
Cross currency swap	88	(109)
Foreign currency exchange contracts	40	(94)

Honeywell International Inc.          83

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	December 31,
	2021	2020
Assets:
Foreign currency exchange contracts	$374	$202
Available for sale investments	742	1,118
Interest rate swap agreements	60	194
Cross currency swap agreements	39	—
Investments in equity securities	57	11
Liabilities:
Foreign currency exchange contracts	$282	$150
Cross currency swap agreements	—	50
The foreign currency exchange contracts, interest rate swap agreements, and cross currency swap agreements are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 2. The Company also holds investments in commercial paper, certificates of deposits, and time deposits that are designated as available for sale, as well as investments in equity securities, which are valued using published prices based on observable market data. As such, these investments are classified within level 2.
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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Short-term investment	$34	$34	$—	$—
Long-term receivables	170	152	137	132
Long-term investment	366	366	—	—
Liabilities:
Long-term debt and related current maturities	$16,057	$17,022	$18,787	$20,176
The Company determined the fair value of the long-term receivables by utilizing transactions in the listed markets for identical or similar assets. As such, the fair value of these receivables is considered level 2.
84          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The fair value of the short-term and long-term investments are based on the present value of the mandatory redemptions as reflected within Garrett Motion Inc.'s (Garrett) Series B Preferred Stock (Series B Preferred Stock) Certificate of Designation, as amended. Fair Value of the Series B Preferred Stock is not impacted by early redemptions until receipt of payment. The investment is designated as held to maturity and was initially recognized at fair value. The fair value of Garrett's Series B Preferred Stock was determined using observable market data and is considered level 2. Refer to Note 19 Commitments and Contingencies for further discussion of the Company’s investment in Garrett's Series B Preferred Stock.
The Company determined the fair value of the long-term debt and related current maturities utilizing transactions in the listed markets for identical or similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered level 2.
NOTE 13. ACCRUED LIABILITIES

	December 31,
	2021	2020
Customer advances and deferred income	$3,163	$2,932
Compensation, benefit and other employee related	1,273	1,244
Repositioning	411	601
Asbestos related liabilities	261	300
Income taxes	393	307
Other taxes	269	281
Environmental costs	225	225
Operating lease liabilities	185	187
Product warranties and performance guarantees	180	183
Insurance	101	140
Accrued interest	100	102
Other (primarily operating expenses)	1,118	903
	$7,679	$7,405
NOTE 14. OTHER LIABILITIES

	December 31,
	2021	2020
Income taxes	$2,152	$2,009
Pension and other employee related	1,672	1,923
Deferred income	1,324	1,356
Operating lease liabilities	847	641
Environmental	393	435
Insurance	299	280
Product warranties and performance guarantees	43	60
Asset retirement obligations	26	31
Other	331	240
	$7,087	$6,975

Honeywell International Inc.          85

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 15. STOCK-BASED COMPENSATION PLANS
The 2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (2016 Plan) and 2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. (2016 Directors Plan) were both approved by the shareowners at the Annual Meeting of Shareowners effective on April 25, 2016. At December 31, 2021, there were 32,337,638, and 815,299 shares of Honeywell common stock available for future grants under terms of the 2016 Plan and 2016 Directors Plan, respectively.
STOCK OPTIONS
The exercise price, term and other conditions applicable to each option granted under the Company's stock plans are generally determined by the Management Development and Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company's stock on that date. The fair value is recognized as an expense over the employee’s requisite service period (generally the vesting period of the award). Options generally vest over a four-year period and expire after ten years.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from traded options on our common stock and historical volatility of the Company's common stock. The Company used a Monte Carlo simulation model to derive an expected term which represents an estimate of the time options are expected to remain outstanding. Such model uses historical data to estimate option exercise activity and post-vest termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant.
The following table summarizes the impact to the Consolidated Statement of Operations from stock options:

	Years Ended December 31,
	2021	2020	2019
Compensation expense	$55	$50	$47
Future income tax benefit recognized	11	10	10

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost.

	Years Ended December 31,
	2021	2020	2019
Weighted average fair value per share of options granted during the year(1)	$32.42	$21.30	$21.57
Assumptions:
Expected annual dividend yield	2.31%	2.59%	2.65%
Expected volatility	24.69%	18.76%	18.40%
Risk-free rate of return	0.48%	1.32%	2.46%
Expected option term (years)	4.54	4.62	4.87
(1)Estimated on date of grant using Black-Scholes option-pricing model.
86          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table summarizes information about stock option activity for the three years ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2018	22,478,581	$97.83
Granted	3,136,058	155.43
Exercised	(5,897,060)	84.31
Lapsed or canceled	(986,017)	136.15
Outstanding at December 31, 2019	18,731,562	109.87
Granted	3,192,693	176.93
Exercised	(4,424,754)	88.96
Lapsed or canceled	(930,972)	156.62
Outstanding at December 31, 2020	16,568,529	125.75
Granted	2,065,574	204.99
Exercised	(2,016,489)	113.01
Lapsed or canceled	(764,675)	175.42
Outstanding at December 31, 2021	15,852,939	$135.31
Vested and expected to vest at December 31, 2021(1)	14,694,701	$131.08
Exercisable at December 31, 2021	10,664,625	$113.30
(1)Represents the sum of vested options of 10.7 million and expected to vest options of 4.0 million. Expected to vest options are derived by applying the pre-vesting forfeiture rate assumption to total outstanding unvested options of 5.2 million.
The following table summarizes information about stock options outstanding and exercisable at December 31, 2021:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted Average Life(1)	Weighted Average Exercise Price per share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
$27.00–$64.99	90,181	0.17	$56.97	$14	90,181	$56.97	$14
$65.00–$89.99	2,293,585	1.68	79.39	296	2,293,585	79.39	296
$90.00–$99.99	3,341,048	3.44	98.80	367	3,341,048	98.80	366
$100.00–$134.99	2,435,321	5.04	119.69	216	2,314,755	119.19	214
$135.00–$232.99	7,692,804	7.55	173.71	271	2,625,056	158.14	232
	15,852,939	5.41	$135.28	$1,164	10,664,625	$113.30	$1,122
(1)Average remaining contractual life in years.
There were 10,120,793 and 11,620,992 options exercisable at weighted average exercise prices of $103.89 and $92.19 at December 31, 2020 and 2019, respectively.
The following table summarizes the financial statement impact from stock options exercised:

Options Exercised	Years Ended December 31,
	2021	2020	2019
Intrinsic value(1)	$219	$379	$483
Tax benefit realized	48	84	117
(1)Represents the amount by which the stock price exceeded the exercise price of the options on the date of exercise.
At December 31, 2021, there was $100 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.46 years. The total fair value of options vested for the years ended December 31, 2021, 2020 and 2019 was $52 million, $55 million and $61 million, respectively.
Honeywell International Inc.          87

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
The following table summarizes information about RSU activity for the three years ended December 31, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2018	3,657,873	$125.35
Granted	1,200,202	162.43
Vested	(1,160,333)	104.32
Forfeited	(457,677)	134.50
Non-vested at December 31, 2019	3,240,065	143.07
Granted	1,551,675	158.52
Vested	(1,001,101)	117.84
Forfeited	(394,116)	145.42
Non-vested at December 31, 2020	3,396,523	148.23
Granted	992,854	214.61
Vested	(1,123,547)	144.34
Forfeited	(308,293)	156.74
Non-vested at December 31, 2021	2,957,536	$171.73
As of December 31, 2021, there was approximately $273 million of total unrecognized compensation cost related to non-vested RSUs granted under the Company's stock plans which is expected to be recognized over a weighted-average period of 2.23 years.
The following table summarizes the impact to the Consolidated Statement of Operations from RSUs:

	Years Ended December 31,
	2021	2020	2019
Compensation expense	$162	$118	$106
Future income tax benefit recognized	23	24	21

88          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 16. EARNINGS PER SHARE
The details of the earnings per share calculations for the years ended December 31, 2021, 2020 and 2019 are as follows (shares in millions):

Basic	Years Ended December 31,
	2021	2020	2019
Net income attributable to Honeywell	$5,542	$4,779	$6,143
Weighted average shares outstanding	692.3	704.1	721.0
Earnings per share of common stock	$8.01	$6.79	$8.52

Assuming Dilution	Years Ended December 31,
	2021	2020	2019
Net income attributable to Honeywell	$5,542	$4,779	$6,143
Average Shares
Weighted average shares outstanding	692.3	704.1	721.0
Dilutive securities issuable—stock plans	8.1	7.1	9.3
Total weighted average diluted shares outstanding	700.4	711.2	730.3
Earnings per share of common stock—assuming dilution	$7.91	$6.72	$8.41
The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. In 2021, 2020 and 2019 the weighted number of stock options excluded from the computations were 1.7 million, 5.5 million and 2.5 million, respectively. These stock options were outstanding at the end of each of the respective periods.
NOTE 17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss) are provided in the tables below. Comprehensive income (loss) attributable to noncontrolling interest consists predominantly of net income.

	Pre-tax	Tax	After-Tax
Year Ended December 31, 2021
Foreign exchange translation adjustment	$302	$—	$302
Pensions and other postretirement benefit adjustments	245	(59)	186
Changes in fair value of available for sale investments	(3)	—	(3)
Changes in fair value of designated cash flow hedges	(4)	1	(3)
	$540	$(58)	$482
Year Ended December 31, 2020
Foreign exchange translation adjustment	$(214)	$—	$(214)
Pensions and other postretirement benefit adjustments	76	(2)	74
Changes in fair value of available for sale investments	4	—	4
Changes in fair value of designated cash flow hedges	(61)	17	(44)
	$(195)	$15	$(180)
Year Ended December 31, 2019
Foreign exchange translation adjustment	$143	$—	$143
Pensions and other postretirement benefit adjustments	115	(29)	86
Changes in fair value of designated cash flow hedges	20	(9)	11
	$278	$(38)	$240
Honeywell International Inc.          89

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	December 31,
	2021	2020
Cumulative foreign exchange translation adjustment	$(2,478)	$(2,780)
Pensions and other postretirement benefit adjustments	(415)	(601)
Fair value adjustments of available for sale investments	1	4
Fair value adjustments of designated cash flow hedges	(3)	—
	$(2,895)	$(3,377)
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2018	$(2,709)	$(761)	$—	$33	$(3,437)
Other comprehensive income (loss) before reclassifications	156	149	—	103	408
Amounts reclassified from accumulated other comprehensive income	(13)	(63)	—	(92)	(168)
Net current period other comprehensive income (loss)	143	86	—	11	240
Balance at December 31, 2019	$(2,566)	$(675)	$—	$44	$(3,197)
Other comprehensive income (loss) before reclassifications	(201)	115	4	10	(72)
Amounts reclassified from accumulated other comprehensive income	(13)	(41)	—	(54)	(108)
Net current period other comprehensive income (loss)	(214)	74	4	(44)	(180)
Balance at December 31, 2020	$(2,780)	$(601)	$4	$—	$(3,377)
Other comprehensive income (loss) before reclassifications	314	268	(3)	17	596
Amounts reclassified from accumulated other comprehensive income	(12)	(82)	—	(20)	(114)
Net current period other comprehensive income (loss)	302	186	(3)	(3)	482
Balance at December 31, 2021	$(2,478)	$(415)	$1	$(3)	$(2,895)

90          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2021
	Affected Line in the Consolidated Statement of Operations
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, general and administrative expenses	Other (Income) Expense	Interest and Other Financial Charges	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$—	$—	$—	$7	$—	$7
Prior service (credit) recognized	—	—	—	—	(116)	—	(116)
Losses (gains) on cash flow hedges	(5)	(8)	(2)	(9)	—	—	(24)
Losses (gains) on excluded component of net investment hedges	—	—	—	—	—	(16)	(16)
Total before tax	$(5)	$(8)	$(2)	$(9)	$(109)	$(16)	$(149)
Tax expense (benefit)							35
Total reclassifications for the period, net of tax							$(114)

	Year Ended December 31, 2020
	Affected Line in the Consolidated Statement of Operations
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, general and administrative expenses	Other (Income) Expense	Interest and Other Financial Charges	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$—	$—	$—	$57	$—	$57
Prior service (credit) recognized	—	—	—	—	(108)	—	(108)
Losses (gains) on cash flow hedges	3	(43)	(11)	4	(28)	—	(75)
Losses (gains) on excluded component of net investment hedges	—	—	—	—	—	(18)	(18)
Total before tax	$3	$(43)	$(11)	$4	$(79)	$(18)	$(144)
Tax expense (benefit)							36
Total reclassifications for the period, net of tax							$(108)
Honeywell International Inc.          91

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Year Ended December 31, 2019
	Affected Line in the Consolidated Statement of Operations
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, general and administrative expenses	Other (Income) Expense	Interest and Other Financial Charges	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$—	$—	$—	$135	$—	$135
Prior service (credit) recognized	—	—	—	—	(104)	—	(104)
Losses (gains) on cash flow hedges	(3)	(35)	(9)	(1)	(73)	—	(121)
Losses (gains) on excluded component of net investment hedges	—	—	—	—	—	(19)	(19)
Total before tax	$(3)	$(35)	$(9)	$(1)	$(42)	$(19)	$(109)
Tax expense (benefit)							(59)
Total reclassifications for the period, net of tax							$(168)
NOTE 18. CAPITAL STOCK
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
In April 2019, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock. On February 12, 2021 the Board of Directors authorized another repurchase of up to a total of $10 billion of Honeywell common stock, which included $2.8 billion remaining under, and replaced, the previously approved share repurchase authorization. Approximately $7.1 billion and $3.3 billion remained available as of December 31, 2021 and 2020, respectively, for additional share repurchases.
Honeywell repurchased approximately 15.8 million and 20.7 million shares of its common stock during the years ended December 31, 2021 and 2020, for $3,380 million and $3,714 million.
The Company is authorized to issue up to 40,000,000 shares of preferred stock, without par value, and can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2021, there was no preferred stock outstanding.

92          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 19. COMMITMENTS AND CONTINGENCIES
ENVIRONMENTAL MATTERS
The Company is subject to various federal, state, local and foreign government requirements relating to the protection of the environment. The Company believes that, as a general matter, the Company's policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury and that the handling, manufacture, use, and disposal of hazardous substances are in accordance with environmental and safety laws and regulations. However, mainly because of past operations and operations of predecessor companies, the Company, like other companies engaged in similar businesses, have incurred remedial response and voluntary cleanup costs for site contamination and are a party to lawsuits and claims associated with environmental and safety matters, including past production of products containing hazardous substances. Additional lawsuits, claims, and costs involving environmental matters are likely to continue to arise in the future.
With respect to environmental matters involving site contamination, the Company continually conducts studies, individually or jointly with other potentially responsible parties, to determine the feasibility of various remedial techniques. It is the Company's policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on our best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory, or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology, and information related to individual sites, the Company does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of the Company's recorded liabilities. The Company expects to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including the timing of remedial investigations and feasibility studies, the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, remedial techniques to be utilized, and agreements with other parties.
The following table summarizes information concerning our recorded liabilities for environmental costs:

	Years Ended December 31,
	2021	2020	2019
Beginning of year	$660	$709	$755
Accruals for environmental matters deemed probable and reasonably estimable	168	173	213
Environmental liability payments	(210)	(216)	(256)
Other	—	(6)	(3)
End of year	$618	$660	$709
Environmental liabilities are included in the following balance sheet accounts:

	December 31,
	2021	2020
Accrued liabilities	$225	$225
Other liabilities	393	435
	$618	$660
The Company does not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, although they could be material to the Company's consolidated results of operations and operating cash flows in the periods recognized or paid. However, considering the Company's past experience and existing reserves, the Company does not expect that environmental matters will have a material adverse effect on its consolidated financial position.
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
Honeywell International Inc.          93

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Reimbursements associated with this agreement are collected from Resideo quarterly and were $140 million in both 2021 and 2020 and offset operating cash outflows incurred by the Company. As the Company incurs costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90% of such costs is also recorded. This receivable amount recorded in 2021 and 2020 was $146 million and $146 million, respectively. As of December 31, 2021, Other current assets and Other assets included $140 million and $457 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement. As of December 31, 2020, Other current assets and Other assets included $140 million and $451 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.
ASBESTOS RELATED LIABILITIES
Honeywell is named in asbestos-related personal injury claims related to North American Refractories Company (NARCO), which was sold in 1986, and the Bendix Friction Materials (Bendix) business, which was sold in 2014.
The following tables summarize information concerning NARCO and Bendix asbestos-related balances:

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$1,441	$779	$2,220	$1,499	$858	$2,357	$1,623	$891	$2,514
Accrual for update to estimated liability	64	31	95	80	18	98	78	22	100
Change in estimated cost of future claims	29	—	29	42	—	42	(22)	—	(22)
Update of expected resolution values for pending claims	3	—	3	10	—	10	(4)	—	(4)
Asbestos related liability payments	(165)	(121)	(286)	(190)	(97)	(287)	(176)	(55)	(231)
End of year	$1,372	$689	$2,061	$1,441	$779	$2,220	$1,499	$858	$2,357
INSURANCE RECOVERIES FOR ASBESTOS RELATED LIABILITIES

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$148	$254	$402	$153	$281	$434	$170	$307	$477
Probable insurance recoveries related to estimated liability	7	—	7	10	—	10	3	—	3
Insurance receipts for asbestos related liabilities	(13)	(33)	(46)	(33)	(25)	(58)	(39)	(29)	(68)
Insurance receivables settlements and write offs	—	—	—	18	(2)	16	19	3	22
End of year	$142	$221	$363	$148	$254	$402	$153	$281	$434
NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	December 31,
	2021	2020
Other current assets	$41	$36
Insurance recoveries for asbestos related liabilities	322	366
	$363	$402
Accrued liabilities	$261	$300
Asbestos related liabilities	1,800	1,920
	$2,061	$2,220
94          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
In accordance with the TA, the Trust is eligible to receive cash dividends from Harbison-Walker International Inc. (HWI), the reorganized and renamed entity that emerged from the NARCO bankruptcy. HWI cash dividends are required to be used to pay asbestos-related claims which qualify for payment under the TDP (Annual Contribution Claims) until those funds are exhausted, at which point Honeywell’s funding obligation, subject to an annual cap of $145 million, is triggered. The Trust received dividend payments from HWI in 2021. The Company is also required to fund amounts owed pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the Trust subject to qualification under the terms of the settlement agreements and TDP (Pre-Established Unliquidated Claims), as well as fund the annual operating costs of the Trust. There is no annual funding cap relative to Pre-Established Unliquidated Claims.
The operating rules per the TDP define criteria claimants must meet for a claim to be considered valid and paid, which include adequate medical evidence of the claimant’s asbestos-related condition and credible evidence of exposure to a specific NARCO asbestos-containing product. The TDP allows Honeywell to audit claim support documents against these criteria. Once operational in 2014, the Trust began to receive, process and pay claims. The Company identified several issues with the way the Trust was adhering to the TDP in audits subsequent to the Trust becoming operational. The Company consistently raised with the Trust concern that the Trust adopted an improper practice of paying claimants who have not demonstrated the requisite exposure. The Trust refused to alter its practices for payment of claims, and in September 2021, Honeywell filed suit against the Trust in the United States Bankruptcy Court for the Western District of Pennsylvania (Bankruptcy Court) alleging that the Trust has breached its duties in managing the Trust, including breaches of certain provisions of the TA and TDP. Honeywell's lawsuit seeks appropriate relief preventing the Trust from continuing these practices. The Trust also filed suit against Honeywell, alleging Honeywell has breached its obligations under the Trust's governing documents. Honeywell moved to dismiss the Trust’s suit, and on December 15, 2021, the Bankruptcy Court granted Honeywell’s motion to dismiss subject to granting the Trust leave to file an amended complaint. On December 28, 2021, the Trust filed an answer with counterclaims in response to Honeywell’s complaint and in lieu of filing an amended complaint. At this time, the Company cannot predict the outcome of these matters, or the potential impact on the asbestos-related liabilities.
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
Beginning in 2020, with three years of sufficiently reliable claims data, the Company updated its estimate of the NARCO asbestos-related liability. The estimate for the resolution of asserted Annual Contribution Claims and Pre-Established Unliquidated Claims uses average payment values for the relevant historical period. The estimate for unasserted claims is based on historic and anticipated claims filing experience and payment rates, disease classifications and type of claim, and average payment values by the Trust for the relevant historical period. The Company utilizes an asbestos liability valuation specialist to support the preparation of the NARCO asbestos-related liability estimates during the fourth quarter each year. The Company's estimates, which involve significant management judgment, and consider multiple scenarios, include all years of epidemiological disease projection through 2059.
The NARCO asbestos-related liability reflects an estimate for the resolution of Annual Contribution Claims and Pre-Established Unliquidated Claims filed with the Trust, as well as for unasserted Annual Contribution Claims and Pre-Established Unliquidated Claims. The NARCO asbestos-related liability excludes the annual operating expenses of the Trust which are expensed as they are incurred.
Honeywell International Inc.          95

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The Company's NARCO-related insurance receivable reflects coverage which reimburses Honeywell for portions of NARCO-related claims and defense costs. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Honeywell's NARCO-related insurance receivable is an estimate of the probable amount of insurance that is recoverable for asbestos claims. The Company's judgments related to the Company's insurance carriers and insurance coverages are reasonable and consistent with Honeywell's historical dealings and Honeywell's knowledge of any pertinent solvency issues surrounding insurers.
Bendix Products – Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix related asbestos claims activity:

Claims Activity	Years Ended December 31,
	2021	2020
Claims Unresolved at the beginning of year	6,242	6,480
Claims Filed	2,611	2,233
Claims Resolved	(2,452)	(2,471)
Claims Unresolved at the end of year	6,401	6,242

Disease Distribution of Unresolved Claims	Years Ended December 31,
	2021	2020
Mesothelioma and Other Cancer Claims	3,760	3,422
Nonmalignant Claims	2,641	2,820
Total Claims	6,401	6,242
Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2021	2020	2019	2018	2017
	(in whole dollars)
Malignant claims	$56,000	$61,500	$50,200	$55,300	$56,000
Nonmalignant claims	$400	$550	$3,900	$4,700	$2,800
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
The Company's insurance receivable corresponding to the liability for settlement of asserted and unasserted Bendix asbestos claims reflects coverage which is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Based on the Company's ongoing analysis of the probable insurance recovery, insurance receivables are recorded in the financial statements simultaneous with the recording of the estimated liability for the underlying asbestos claims. This determination is based on the Company's analysis of the underlying insurance policies, historical experience with insurers, ongoing review of the solvency of insurers, judicial determinations relevant to insurance programs, and consideration of the impacts of any settlements reached with the Company's insurers.
96          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
On October 31, 2018, David Kanefsky (Plaintiff), a Honeywell shareholder, filed a putative class action complaint in the U.S. District Court for the District of New Jersey (the Court) alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 related to the prior accounting for Bendix asbestos claims. An Amended Complaint was filed on December 30, 2019, and on February 7, 2020, the Company filed a Motion to Dismiss. On May 18, 2020, the Court denied the Motion to Dismiss. On December 7, 2021, the parties filed a Stipulation of Settlement (Settlement Agreement) and Plaintiff filed a motion for preliminary approval of the Settlement Agreement, which includes payment by Honeywell of $10 million to settle the claims in dispute. Honeywell continues to believe the claims lack merit and denies wrongdoing as well as any liability for the claims made against Honeywell in the action. The Settlement Agreement remains subject to final court approval and other conditions.
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
On September 20, 2020, Garrett and 36 of its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On September 24, 2020, Garrett moved the existing State Court litigation against Honeywell to the Bankruptcy Court. For the year ended December 31, 2020, the Company reviewed the aggregate carrying value of the receivable amounts due in connection with the Garrett Indemnity and Tax Matters Agreement and reduced the aggregate carrying value of the receivable by $509 million to reflect the present value of the amounts owed to the Company over the full term of these agreements.
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
The original Series B Preferred Stock Certificate of Designation provides for mandatory redemptions by Garrett of $35 million in 2022 and $100 million per year from 2023 to 2030 (inclusive) at the anniversary of the Effective Date, unless (i) Garrett’s consolidated EBITDA as of the end of the most recently completed fiscal year is less than $425 million, or (ii) Garrett does not have sufficient funds available to pay the redemption, at which point the redemption amounts past due will accrue interest. The Series B Preferred Stock Certificate of Designation also includes rights which allow (a) the Company to put the Series B Preferred Stock to Garrett if certain EBITDA conditions are met, and (b) Garrett to call the Series B Preferred Stock in whole or in part if certain EBITDA conditions are met.
On September 30, 2021, Garrett filed an Amended and Restated Series B Preferred Stock Certificate of Designation (Amendment) with the Secretary of State of Delaware. The Amendment required Garrett to partially redeem a portion of the Series B Preferred Stock on or before March 31, 2022, such that the present value of remaining outstanding shares of the Series B Preferred Stock would be $400 million (First Partial Redemption), subject to applicable law, including that Garrett had funds legally available for the partial redemption. The First Partial Redemption would be applied to the latest scheduled redemption dates, beginning with the shares to be redeemed in 2030. The Amendment also provides that the Company cannot exercise its right to put the Series B Preferred Stock to Garrett until after December 31, 2022, subject to the EBITDA conditions described in the above section, unless the partial redemption does not occur on or before March 31, 2022. All other material terms and conditions in the Amendment were unchanged from the original Series B Preferred Stock Certificate of Designation.
On December 16, 2021, Garrett filed a Second Amended and Restated Series B Preferred Stock Certificate of Designation (Second Amendment) with the Secretary of State of Delaware. The Second Amendment accelerates the First Partial Redemption from March 31, 2022, to December 30, 2021, and allows Garrett to partially redeem an additional portion of the Series B Preferred Stock on or before March 31, 2022, such that the present value of remaining outstanding shares of the Series B Preferred Stock will be $207 million (Second Partial Redemption). The Second Partial Redemption is subject to similar terms as the First Partial Redemption, including that Garrett has funds legally available for the partial redemption. However, the Second Partial Redemption is also contingent upon Garrett completing the First Partial Redemption and either (i) increasing their revolving credit facility, or (ii) the Garrett Board of Directors determining that Garrett otherwise has sufficient liquidity to effect the Second Partial Redemption. The Second Partial Redemption would be applied to the earliest scheduled redemptions beginning with the shares to be redeemed on April 30, 2022.
Honeywell International Inc.          97

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
On December 17, 2021, Garrett announced their intention to effect the First Partial Redemption on December 28, 2021, in the amount of $211 million, and plan to effect the Second Partial Redemption during the first quarter of 2022 for a corresponding payment of $200 million. On December 28, 2021, Garrett paid $211 million for the amount due as the First Partial Redemption.
The Company recorded the Series B Preferred Stock at fair value at the Effective Date. The Company believes the present value of the mandatory redemptions is an appropriate basis for determining the fair value of the Series B Preferred Stock. The Company's present value reflects amortized cost determined by the present value of the mandatory redemptions discounted at 7.25%, which is the rate reflected in the Series B Preferred Stock Certificate of Designation. The discount amount will accrete into interest income over the mandatory redemption period. In addition to the Series B Preferred Stock, the Company subscribed for 4.2 million shares of Garrett's Series A Preferred Stock, which are convertible into Garrett’s Common Stock if certain conditions are met. Prior to and following Garrett’s emergence from bankruptcy, the Company also held 2.9 million shares of Garrett’s Common Stock. As of December 31, 2021, Short-term investments included $34 million and Investments and long-term receivables included $423 million for the Company's investments in Garrett's Series B Preferred Stock, Series A Preferred Stock and Common Stock.
OTHER MATTERS
The Company is subject to a number of other lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of the Company's business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property, and environmental, health and safety matters (including the matter described below). The Company recognizes liabilities for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments or outcomes in such matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts.
Such matters include:
•Petrobras and Unaoil – The Company continues to cooperate with investigations by the U.S. Department of Justice (DOJ), the Securities and Exchange Commission (SEC) and the Brazilian authorities relating to the Company's use of third parties who previously worked for the Company's UOP business in Brazil in relation to Petróleo Brasileiro S.A. (Petrobras) in connection with a project awarded in 2010. The investigations focus on compliance with the U.S. Foreign Corrupt Practices Act and similar Brazilian laws (the UOP Matters), and involve, among other things, document production and interviews with former and current management and employees. The DOJ and the SEC are also examining a matter involving a foreign subsidiary’s prior contract with Unaoil S.A.M. in Algeria executed in 2011. The Company continues to be engaged in discussions with the authorities with respect to a potential comprehensive resolution of these matters.
As the discussions are both ongoing and at different stages with regards to each respective authority, there can be no assurance as to whether the Company will reach a resolution with such authorities or as to the potential timing, terms, or collateral consequences of any such resolution. As a result, the Company cannot predict the ultimate outcome of these UOP Matters or the potential impact on the Company. Based on available information to date, the Company estimates that a potential comprehensive resolution of these UOP Matters would result in a probable loss of at least $160 million, and the Company has recorded a charge in this amount in the Company's Consolidated Statement of Operations, and accrued a corresponding liability on the Consolidated Balance Sheet. Amounts payable to authorities pursuant to any potential final comprehensive resolution could differ from the amount recorded in the Company's consolidated financial statements. Based on available information to date, the Company does not expect that any such difference would be material with respect to the Company's consolidated financial position.
Given the uncertainty inherent in litigation and investigations, the Company does not believe it is possible to develop estimates of reasonably possible losses (or a range of possible losses) in excess of current accruals for such matters. Considering the Company's past experience and existing accruals, the Company does not expect the outcome of such matters, either individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial position. Because most contingencies are resolved over long periods of time, potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause us to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on the Company's consolidated results of operations or operating cash flows in the periods recognized or paid.
98          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
WARRANTIES AND GUARANTEES
In the normal course of business, the Company issues product warranties and product performance guarantees. The Company accrues for the estimated cost of product warranties and performance guarantees based on contract terms and historical experience at the time of sale. Adjustments to initial obligations for warranties and guarantees are made as changes to the obligations become reasonably estimable. The following table summarizes information concerning the Company's recorded obligations for product warranties and product performance guarantees.

	Years Ended December 31,
	2021	2020	2019
Beginning of year	$243	$269	$310
Accruals for warranties/guarantees issued during the year	146	164	173
Adjustment of pre-existing warranties/guarantees	(7)	(18)	(34)
Settlement of warranty/guarantee claims	(159)	(172)	(180)
End of year	$223	$243	$269
Product warranties and product performance guarantees are included in the following balance sheet accounts:

	December 31,
	2021	2020
Accrued liabilities	$180	$183
Other liabilities	43	60
	$223	$243

Honeywell International Inc.          99

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 20. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors a number of both funded and unfunded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of the Company's U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit plans. All non-union hourly and salaried employees joining Honeywell for the first time after December 31, 2012, are not eligible to participate in Honeywell’s U.S. defined benefit pension plans. The Company also sponsors defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in certain jurisdictions, principally the UK, Netherlands, Germany, and Canada. Other pension plans outside of the U.S. are not material to the Company either individually or in the aggregate.
The Company also sponsors postretirement benefit plans that provide health care benefits and life insurance coverage mainly to U.S. eligible retirees. None of Honeywell’s U.S. employees are eligible for a retiree medical subsidy from the Company. In addition, the vast majority of Honeywell’s U.S. retirees either have no Company subsidy or have a fixed-dollar subsidy amount. This significantly limits the Company's exposure to the impact of future health care cost increases. The retiree medical and life insurance plans are not funded. Claims and expenses are paid from the Company's cash flows from operations.

100          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with the Company's significant pension and other postretirement benefit plans.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$18,054	$17,283	$7,670	$6,897
Service cost	105	99	26	23
Interest cost	306	461	77	106
Plan amendments	—	—	(3)	2
Actuarial (gains) losses(1)	141	1,331	(403)	509
Benefits paid	(1,221)	(1,100)	(249)	(246)
Settlements and curtailments	—	(21)	—	—
Foreign currency translation	—	—	(121)	291
Other	6	1	2	88
Benefit obligation at end of year	17,391	18,054	6,999	7,670
Change in plan assets:
Fair value of plan assets at beginning of year	20,396	18,995	8,450	7,307
Actual return on plan assets	1,344	2,475	166	918
Company contributions	35	46	101	116
Benefits paid	(1,221)	(1,100)	(249)	(246)
Settlements and curtailments	—	(21)	—	—
Foreign currency translation	—	—	(74)	253
Other	6	1	2	102
Fair value of plan assets at end of year	20,560	20,396	8,396	8,450
Funded status of plans	$3,169	$2,342	$1,397	$780
Amounts recognized in Consolidated Balance Sheet consist of:
Prepaid pension benefit cost(2)	$3,528	$2,695	$2,105	$1,688
Accrued pension liabilities—current(3)	(33)	(29)	(14)	(14)
Accrued pension liabilities—noncurrent(4)	(326)	(324)	(694)	(894)
Net amount recognized	$3,169	$2,342	$1,397	$780
(1)The actuarial losses incurred in 2021 related to the Company's U.S. plans are primarily the result of changes in demographic experience and demographic assumptions, partially offset by actuarial gains due to an increase in the discount rate assumptions used to estimate the benefit obligations as of December 31, 2021 compared to December 31, 2020. Actuarial gains incurred in 2021 related to the Company's non-U.S. plans are primarily the result of an increase in the discount rate assumption used to estimate the benefit obligations as of December 31, 2021 compared to December 31, 2020. Actuarial losses incurred in 2020 related to the Company's U.S. and non-U.S. plans are primarily the result of a decrease in the discount rate assumptions used to estimate the benefit obligations as of December 31, 2020 compared to December 31, 2019.
(2)Included in Other assets on the Consolidated Balance Sheet
(3)Included in Accrued liabilities on the Consolidated Balance Sheet
(4)Included in Other liabilities on the Consolidated Balance Sheet
Honeywell International Inc.          101

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Other Postretirement Benefits
	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$229	$325
Service cost	—	—
Interest cost	5	8
Plan amendments	—	(65)
Actuarial (gains) losses	(8)	(8)
Benefits paid	(30)	(31)
Benefit obligation at end of year	196	229
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Company contributions	—	—
Benefits paid	—	—
Fair value of plan assets at end of year	—	—
Funded status of plans	$(196)	$(229)
Amounts recognized in Consolidated Balance Sheet consist of:
Accrued liabilities	$(25)	$(27)
Postretirement benefit obligations other than pensions(1)	(171)	(202)
Net amount recognized	$(196)	$(229)
(1)Excludes non-U.S. plan of $37 million and $40 million as of December 31, 2021 and 2020.
Amounts recognized in Accumulated other comprehensive (income) loss associated with the Company's significant pension and other postretirement benefit plans at December 31, 2021 and 2020 are as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
Prior service (credit) cost	$(92)	$(134)	$20	$23
Net actuarial (gain) loss	492	505	397	629
Net amount recognized	$400	$371	$417	$652

	Other Postretirement Benefits
	2021	2020
Prior service (credit) cost	$(92)	$(165)
Net actuarial (gain) loss	(34)	(28)
Net amount recognized	$(126)	$(193)

102          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The components of net periodic benefit (income) cost and other amounts recognized in Other comprehensive (income) loss for the Company's significant pension and other postretirement benefit plans include the following components:

Net Periodic Benefit Cost	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2021	2020	2019	2021	2020	2019
Service cost	$105	$99	$82	$26	$23	$22
Interest cost	306	461	613	77	106	142
Expected return on plan assets	(1,220)	(1,135)	(1,117)	(348)	(336)	(331)
Amortization of prior service (credit) cost	(42)	(42)	(42)	—	—	—
Recognition of actuarial losses	31	26	35	9	18	88
Settlements and curtailments	—	4	4	—	—	—
Net periodic benefit (income) cost	$(820)	$(587)	$(425)	$(236)	$(189)	$(79)

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss	U.S. Plans			Non-U.S. Plans
	2021	2020	2019	2021	2020	2019
Actuarial (gains) losses	$(14)	$(9)	$(277)	$(221)	$(73)	$176
Prior service (credit) cost	—	—	—	(3)	2	—
Prior service credit recognized during year	43	42	42	(1)	—	—
Actuarial losses recognized during year	—	(30)	(39)	(9)	(18)	(88)
Foreign currency translation	—	—	—	(1)	19	14
Total recognized in other comprehensive (income) loss	$29	$3	$(274)	$(235)	$(70)	$102
Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$(791)	$(584)	$(699)	$(471)	$(259)	$23

Net Periodic Benefit Cost	Other Postretirement Benefits
	Years Ended December 31,
	2021	2020	2019
Service cost	$—	$—	$—
Interest cost	5	8	14
Amortization of prior service (credit) cost	(74)	(66)	(62)
Recognition of actuarial (gains) losses	(2)	—	—
Net periodic benefit (income) cost	$(71)	$(58)	$(48)

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss	Years Ended December 31,
	2021	2020	2019
Actuarial (gains) losses	$(8)	$(8)	$(16)
Prior service (credit) cost	—	(65)	(2)
Prior service credit recognized during year	74	66	62
Actuarial (gains) losses recognized during year	2	—	—
Total recognized in other comprehensive (income) loss	$68	$(7)	$44
Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$(3)	$(65)	$(4)

Honeywell International Inc.          103

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Major actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for the Company's significant benefit plans are presented in the following table as weighted averages.

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2021	2020	2019	2021	2020	2019
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	2.87%	2.50%	3.22%	1.79%	1.23%	1.81%
Expected annual rate of compensation increase	3.25%	3.25%	3.25%	2.56%	2.43%	2.47%
Actuarial assumptions used to determine net periodic benefit (income) cost for years ended December 31:
Discount rate—benefit obligation	2.50%	3.22%	4.35%	1.24%	1.81%	2.63%
Discount rate—service cost	2.68%	3.33%	4.47%	1.00%	1.48%	2.26%
Discount rate—interest cost	1.76%	2.76%	3.94%	1.00%	1.56%	2.34%
Expected rate of return on plan assets	6.15%	6.15%	6.75%	4.03%	4.66%	5.14%
Expected annual rate of compensation increase	3.25%	3.25%	3.25%	2.43%	2.47%	2.46%

	Other Postretirement Benefits
	2021	2020	2019
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	2.66%	2.20%	3.03%
Actuarial assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate(1)	2.20%	2.36%	4.07%
(1)Discount rate was 3.03% for January 1, 2020 through September 30, 2020. The rate was changed to 2.36% for the remainder of 2020 due to a Plan remeasurement as of October 1, 2020.
The discount rate for the Company's U.S. pension and other postretirement benefits plans reflects the current rate at which the associated liabilities could be settled at the measurement date of December 31. To determine discount rates for the Company's U.S. pension and other postretirement benefit plans, the Company uses a modeling process that involves matching the expected cash outflows of the Company's benefit plans to a yield curve constructed from a portfolio of high quality, fixed-income debt instruments. The Company uses the single weighted-average yield of this hypothetical portfolio as a discount rate benchmark. The Company utilizes a full yield curve approach in the estimation of the service and interest cost components of net periodic pension benefit (income) for the Company's significant pension plans. This approach applies the specific spot rates along the yield curve used in the determination of the pension benefit obligation to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. For the Company's U.S. pension plans, the single weighted average spot rates used to determine service and interest costs for 2022 are 2.97% and 2.26%. The discount rate used to determine the other postretirement benefit obligation is lower principally due to a shorter expected duration of other postretirement plan obligations as compared to pension plan obligations.
The Company plans to use an expected rate of return on U.S. plan assets of 6.40% for 2022, which represents an increase from the 6.15% assumption used for 2021. The Company's asset return assumption is based on historical plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations with a focus on long-term trends rather than short-term market conditions. The Company reviews the expected rate of return on an annual basis and revise it as appropriate.
For non-U.S. benefit plans actuarial assumptions reflect economic and market factors relevant to each country.
104          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
PENSION BENEFITS
The following amounts relate to the Company's significant pension plans with accumulated benefit obligations exceeding the fair value of plan assets:

	December 31,
	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
Projected benefit obligation	$359	$353	$964	$2,116
Accumulated benefit obligation	$346	$341	$932	$2,042
Fair value of plan assets	$—	$—	$256	$1,208
The accumulated benefit obligation for the Company's U.S. defined benefit pension plans was $17.3 billion and $17.9 billion and for the Company's Non-U.S. defined benefit pension plans was $6.9 billion and $7.6 billion at December 31, 2021 and 2020.
The Company's asset investment strategy for its U.S. pension plans focuses on maintaining a diversified portfolio using various asset classes in order to achieve the Company's long-term investment objectives on a risk adjusted basis. The Company's long-term target allocations are as follows: 55%-70% fixed income securities and cash, 25%-40% equity securities, 5%-10% real estate investments, and 10%-20% other types of investments. Equity securities include publicly-traded stock of companies located inside the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, and U.S. Treasuries. Real estate investments include direct investments in commercial properties and investments in real estate funds. Other types of investments include investments in private equity that follow several different strategies. The Company reviews its assets on a regular basis to ensure that the Company is within the targeted asset allocation ranges and, if necessary, asset balances are adjusted back within target allocations.
The Company's non-U.S. pension assets are typically managed by decentralized fiduciary committees with the Honeywell Corporate Investments group providing funding and investment guidance. The Company's non-U.S. investment policies are different for each country as local regulations, funding requirements, and financial and tax considerations are part of the funding and investment allocation process in each country.
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

Honeywell International Inc.          105

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The fair values of both the Company's U.S. and non-U.S. pension plans assets by asset category are as follows:

	U.S. Plans
	December 31, 2021
	Total	Level 1	Level 2	Level 3
Equities:
Honeywell common stock	$3,251	$3,251	$—	$—
U.S. equities	—	—	—	—
Fixed income:
Short term investments	1,767	1,767	—	—
Government securities	1,373	—	1,373	—
Corporate bonds	9,588	—	9,588	—
Mortgage/Asset-backed securities	1,072	—	1,072	—
Insurance contracts	8	—	8	—
Direct investments:
Direct private investments	1,336	—	—	1,336
Real estate properties	843	—	—	843
Total	$19,238	$5,018	$12,041	$2,179
Investments measured at NAV:
Private funds	1,244
Real estate funds	14
Commingled Funds	64
Total assets at fair value	$20,560

	U.S. Plans
	December 31, 2020
	Total	Level 1	Level 2	Level 3
Equities:
Honeywell common stock	$3,319	$3,319	$—	$—
U.S. equities	—	—	—	—
Fixed income:
Short term investments	1,314	1,314	—	—
Government securities	1,520	—	1,520	—
Corporate bonds	10,190	—	10,190	—
Mortgage/Asset-backed securities	982	—	982	—
Insurance contracts	7	—	7	—
Direct investments:
Direct private investments	1,220	—	—	1,220
Real estate properties	651	—	—	651
Total	$19,203	$4,633	$12,699	$1,871
Investments measured at NAV:
Private funds	1,105
Real estate funds	26
Commingled funds	62
Total assets at fair value	$20,396
106          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Non-U.S. Plans
	December 31, 2021
	Total	Level 1	Level 2	Level 3
Equities:
U.S. equities	$229	$1	$228	$—
Non-U.S. equities	824	—	824	—
Fixed income:
Short-term investments	571	571	—	—
Government securities	3,893	—	3,893	—
Corporate bonds	1,681	—	1,681	—
Mortgage/Asset-backed securities	79	—	79	—
Insurance contracts	123	—	123	—
Insurance buy-in contracts	691	—	—	691
Investments in private funds:
Private funds	74	—	41	33
Real estate funds	163	—	—	163
Total	$8,328	$572	$6,869	$887
Investments measured at NAV:
Private funds	17
Real estate funds	51
Total assets at fair value	$8,396

	Non-U.S. Plans
	December 31, 2020
	Total	Level 1	Level 2	Level 3
Equities:
U.S. equities	$207	$—	$207	$—
Non-U.S. equities	1,614	66	1,548	—
Fixed income:
Short-term investments	596	596	—	—
Government securities	3,105	—	3,105	—
Corporate bonds	1,649	—	1,649	—
Mortgage/Asset-backed securities	93	—	93	—
Insurance contracts	142	—	142	—
Insurance buy-in contracts	767	—	—	767
Investments in private funds:
Private funds	65	—	36	29
Real estate funds	147	—	—	147
Total	$8,385	$662	$6,780	$943
Investments measured at NAV:
Private funds	18
Real estate funds	47
Total assets at fair value	$8,450
Honeywell International Inc.          107

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table summarizes changes in the fair value of Level 3 assets for both U.S. and Non-U.S. plans:

	U.S. Plans		Non-U.S. Plans
	Direct Private Investments	Real Estate Properties	Private Funds	Real Estate Funds	Insurance Buy-in Contracts
Balance at December 31, 2019	$950	$619	$34	$150	$—
Actual return on plan assets:
Relating to assets still held at year-end	100	(4)	(5)	(3)	—
Relating to assets sold during the year	53	—	—	—	—
Purchases	221	59	—	—	767
Sales and settlements	(104)	(23)	—	—	—
Balance at December 31, 2020	1,220	651	29	147	767
Actual return on plan assets:
Relating to assets still held at year-end	11	96	4	23	(76)
Relating to assets sold during the year	174	—	—	4	—
Purchases	194	99	—	—	—
Sales and settlements	(263)	(3)	—	(11)	—
Balance at December 31, 2021	$1,336	$843	$33	$163	$691
The Company enters into futures contracts to gain exposure to certain markets. Sufficient cash or cash equivalents are held by the Company's pension plans to cover the notional value of the futures contracts. At December 31, 2021 and 2020, the Company's U.S. plans had contracts with notional amounts of $4,415 million and $3,673 million. At December 31, 2021 and 2020, the Company's non-U.S. plans had contracts with notional amounts of $311 million and $564 million, respectively. In both the Company's U.S. and non-U.S. pension plans, the notional derivative exposure is related to outstanding equity and fixed income futures contracts.
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
The Company's funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2021, 2020, and 2019, the Company was not required to make contributions to the U.S. pension plans and no contributions were made. The Company is not required to make any contributions to the U.S. pension plans in 2022. In 2021, contributions of $94 million were made to the non-U.S. pension plans to satisfy regulatory funding requirements. In 2022, the Company expects to make contributions of cash and/or marketable securities of approximately $11 million to the non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both the U.S. and non-U.S. pension plans do not reflect benefits paid directly from Company assets.

108          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2022	$1,135	$261
2023	1,124	263
2024	1,115	268
2025	1,107	275
2026	1,097	284
2027-2031	5,152	1,455
OTHER POSTRETIREMENT BENEFITS

	December 31,
	2021	2020
Assumed health care cost trend rate:
Health care cost trend rate assumed for next year	6.50%	7.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2029	2029
Benefit payments reflecting expected future service, as appropriate, are expected to be paid as follows:

	Without Impact of Medicare Subsidy	Net of Medicare Subsidy
2022	$27	$25
2023	25	24
2024	14	14
2025	14	13
2026	13	12
2027-2031	57	53
NOTE 21. OTHER (INCOME) EXPENSE

	Years Ended December 31,
	2021	2020	2019
Interest income	$(102)	$(107)	$(255)
Pension ongoing income—non-service	(1,202)	(901)	(606)
Other postretirement income—non-service	(71)	(57)	(47)
Equity income of affiliated companies	(67)	(66)	(52)
Loss (gain) on sale of non-strategic business and assets	(102)	3	1
Foreign exchange	25	(68)	(120)
Expense related to UOP Matters	160	—	—
Reimbursement receivables charge	—	509	—
Other (net)	(19)	12	14
	$(1,378)	$(675)	$(1,065)
For more information on the UOP Matters and reimbursement receivables related to Garrett, see Note 19 Commitments and Contingencies.
Honeywell International Inc.          109

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 22. SEGMENT FINANCIAL DATA
Honeywell globally manages its business operations through four reportable operating segments. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions, and assesses operating performance.
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

	Years Ended December 31,
	2021	2020	2019
Net Sales
Aerospace
Products	$6,158	$7,194	$8,766
Services	4,868	4,350	5,288
Total	11,026	11,544	14,054
Honeywell Building Technologies
Products	4,098	3,868	4,395
Services	1,441	1,321	1,322
Total	5,539	5,189	5,717
Performance Materials and Technologies
Products	8,008	7,548	8,732
Services	2,005	1,875	2,102
Total	10,013	9,423	10,834
Safety and Productivity Solutions
Products	7,379	6,127	5,736
Services	435	354	368
Total	7,814	6,481	6,104
Corporate and All Other
Services	—	—	—
Total	—	—	—
	$34,392	$32,637	$36,709
Depreciation and amortization
Aerospace	$278	$241	$234
Honeywell Building Technologies	67	55	63
Performance Materials and Technologies	454	440	493
Safety and Productivity Solutions	237	223	222
Corporate and All Other	102	44	76
	$1,138	$1,003	$1,088
Segment Profit
Aerospace	$3,051	$2,904	$3,607
Honeywell Building Technologies	1,238	1,099	1,165
Performance Materials and Technologies	2,120	1,851	2,433
Safety and Productivity Solutions	1,029	907	790
Corporate and All Other	(226)	(96)	(256)
	$7,212	$6,665	$7,739
110          Honeywell International Inc.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Capital expenditures
Aerospace	$284	$248	$272
Honeywell Building Technologies	62	66	43
Performance Materials and Technologies	265	252	314
Safety and Productivity Solutions	190	288	82
Corporate and All Other	94	52	128
	$895	$906	$839
Total Assets
Aerospace	$11,490	$11,035	$11,378
Honeywell Building Technologies	6,543	6,351	5,968
Performance Materials and Technologies	18,021	16,772	16,888
Safety and Productivity Solutions	11,242	10,640	9,888
Corporate and All Other	17,174	19,788	14,557
	$64,470	$64,586	$58,679
A reconciliation of segment profit to consolidated income before taxes are as follows:

	Years Ended December 31,
	2021	2020	2019
Segment Profit	$7,212	$6,665	$7,739
Interest and other financial charges	(343)	(359)	(357)
Stock compensation expense(1)	(217)	(168)	(153)
Pension ongoing income (expense)(2)	1,083	785	592
Pension mark-to-market expense	(40)	(44)	(123)
Other postretirement income(2)	71	57	47
Repositioning and other charges(3)	(569)	(575)	(546)
Other(4)	38	(349)	360
Income before taxes	$7,235	$6,012	$7,559
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
Honeywell International Inc.          111

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 23. GEOGRAPHIC AREAS—FINANCIAL DATA

	Net Sales(1)			Long-lived Assets(2)
	Years Ended December 31,			Years Ended December 31,
	2021	2020	2019	2021	2020	2019
United States	$20,662	$19,665	$21,910	$3,964	$3,823	$3,649
Europe	6,800	6,356	7,424	566	628	579
Other International	6,930	6,616	7,375	1,032	1,119	1,097
	$34,392	$32,637	$36,709	$5,562	$5,570	$5,325
(1)Sales between geographic areas approximate market value and are not significant. Net sales are classified according to their country of origin. Included in United States Net sales are export sales of $4,037 million, $4,000 million and $5,415 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Long-lived assets are comprised of Property, plant and equipment - net.
NOTE 24. SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2021	2020	2019
Net payments for repositioning and other charges:
Severance and exit cost payments	$(382)	$(564)	$(249)
Environmental payments	(210)	(216)	(256)
Reimbursement receipts	140	176	292
Insurance receipts for asbestos related liabilities	46	58	68
Asbestos related liability payments	(286)	(287)	(231)
	$(692)	$(833)	$(376)
Interest paid, net of amounts capitalized	$339	$329	$344
Income taxes paid, net of refunds	1,202	1,173	1,564
Non-cash investing and financing activities:
Common stock contributed to savings plans	191	211	159
Marketable securities contributed to non-U.S. pension plans	81	93	—
Impact of Quantinuum contribution(1)	460	—	—
Noncontrolling interest non-cash contribution(1)	419	—	—
Loan in exchange for prepaid assets	25	—	—
Receipt of Garrett Series B Preferred Stock(2)	577	—	—
(1)See Note 2 Acquisitions and Divestitures for additional information for non-cash amounts recognized related to the combination of Honeywell Quantum Solutions and Cambridge Quantum Computing to form Quantinuum, a newly formed entity, Honeywell consolidates as the controlling majority-owner.
(2)See Note 19 Commitments and Contingencies for additional information for non-cash amounts recognized related to the receipt of 834.8 million shares of Garrett Series B Preferred Stock in exchange for the full and final satisfaction of the Garrett Indemnity, Tax Matters Agreement and pending litigation between the Company and Garrett. The non-cash amount reflects the fair value of the Garrett Series B Preferred Stock as of April 30, 2021, the date Garrett issued the Series B Preferred Stock to the Company. See Note 12 for additional information for the fair value determination of the Garrett Series B Preferred Stock.

112          Honeywell International Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareowners and the Board of Directors of Honeywell International Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Honeywell International Inc. and subsidiaries (the "Company" or “Honeywell”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, shareowners’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Honeywell International Inc.          113

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
Asbestos Related Liabilities - North American Refractories Company (NARCO) Asbestos Liability – Refer to Note 19 to the financial statements
Critical Audit Matter Description
The Company records an estimated liability for asbestos related personal injury claims related to a predecessor company, NARCO. Such claims arise primarily from alleged occupational exposure to asbestos-containing refractory brick and mortar.
The Company’s NARCO asbestos-related liability reflects an estimated liability for the resolution of asserted and unasserted NARCO-related asbestos claims that are probable of occurrence and reasonably estimable. The Company records an estimated liability for the resolution of asserted Annual Contribution Claims and Pre-Established Unliquidated Claims filed with the NARCO Trust using average payment values for the relevant historical period. The Company also records an estimated liability for unasserted Annual Contribution Claims and Pre-Established Unliquidated Claims based on historic and anticipated claims filing experience and payment rates, disease classifications and type of claim, and average payment values by the NARCO Trust for the relevant historical period. Beginning in 2020, with three years of sufficiently reliable claims data, the Company updated its estimate of the NARCO asbestos-related liability.
Accounting for the NARCO asbestos-related liability is an inherently subjective exercise as it requires management to make significant assumptions and judgments. Given the subjectivity related to estimating the NARCO asbestos-related liability and the assessment of the sufficiency and reliability of the claims data, auditing the NARCO asbestos-related liability involved especially subjective judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the NARCO asbestos-related liability included the following, among others:
•We tested the effectiveness of internal controls over the estimate of the NARCO asbestos-related liability including management’s controls over the estimate for asserted and unasserted Annual Contribution Claims and Pre-Established Unliquidated Claims.
•We evaluated the methods and assumptions used by management to estimate the NARCO asbestos-related liability by:
◦Reading the Company’s analysis and third-party assessment to evaluate the Company’s methodology used in the analysis.
◦Confirming the claims data with the NARCO Trust to evaluate the appropriateness of the underlying data used in the analysis.
◦Making inquiries of the Company’s third-party specialist to identify the significant assumptions used to develop the analysis.
◦Making inquiries of internal and external legal counsel regarding the regulatory and litigation environments related to the NARCO asbestos-related liability.
•With the assistance of our internal actuarial specialists, we developed a range of independent estimates and compared those to the Company’s recorded NARCO asbestos-related liability.
Revenue Recognition and Contracts with Customers – Long-Term Contracts – Refer to Note 1 and Note 3 to the financial statements
Critical Audit Matter Description
The Company has several businesses which enter into long-term contracts whereby revenue is recognized over the contract term (“over time”) as the work progresses and control of the goods and services are continuously transferred to the customer. Revenue for these contracts is recognized based on the extent of progress towards completion, generally measured by using a cost-to-cost input method.
Accounting for long-term contracts requires management’s judgment in estimating total contract costs. Contract costs, which can be incurred over several years, are largely determined based on negotiated or estimated purchase contract terms and consider factors such as historical performance trends, inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization and anticipated labor agreements.
Given the significance of the judgments necessary to estimate costs associated with these long-term contracts (which varies upon the length of the contract), auditing long-term contracts requires a high degree of auditor judgment.
114          Honeywell International Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to long-term contracts included the following, among others:
•We tested the effectiveness of internal controls over the recognition of revenue and the determination of estimated contract costs including controls over the review of management’s assumptions and key inputs used to recognize revenue and costs on long-term contracts using the cost-to-cost input method.
•We evaluated the appropriateness and consistency of management’s methods and assumptions used to recognize revenue and costs on long-term contracts using the cost-to-cost input method to recognize revenue over time.
•We tested recorded revenue using a combination of analytical procedures and detailed contract testing.
•We profiled the population of long-term contracts with longer duration and evaluated a selection of loss contracts or contracts with significant gross margin changes against historical performance to assess management’s ability to achieve estimates and to identify potential bias in the recognition of revenue over time.

/S/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
February 11, 2022
We have served as the Company's auditor since 2014.
Honeywell International Inc.          115

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.
CONTROLS AND PROCEDURES
Honeywell management maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the quarter ended December 31, 2021.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2021. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Management assessed the effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Based on this assessment, management determined that Honeywell maintained effective internal control over financial reporting as of December 31, 2021.
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
The effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in the section titled Financial Statements and Supplementary Data.

116          Honeywell International Inc.

OTHER INFORMATION
Not Applicable.
DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to the Directors of Honeywell, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2021, and such information is incorporated herein by reference. Certain information relating to the Executive Officers of Honeywell appears in this Form 10-K under the heading titled Information about our Executive Officers.
The members of the Audit Committee of our Board of Directors are: George Paz (Chair), Kevin Burke, D. Scott Davis, Judd A. Gregg and Robin L. Washington. The Board has determined that Mr. Paz, Mr. Burke, Mr. Davis and Ms. Washington are audit committee financial experts as defined by applicable SEC rules and that Mr. Paz, Mr. Davis, and Ms. Washington satisfy the financial sophistication criteria established by the Nasdaq. All members of the Audit Committee are independent as that term is defined in applicable SEC rules and Nasdaq listing standards.
Honeywell’s corporate governance policies and procedures, including the Code of Business Conduct, Corporate Governance Guidelines and Charters of the Committees of the Board of Directors are available, free of charge, on our website (honeywell.com) under the heading Investors (see Corporate Governance), or by writing to Honeywell, 855 South Mint Street, Charlotte, North Carolina 28202, c/o Vice President and Corporate Secretary. Honeywell’s Code of Business Conduct applies to all Honeywell directors, officers (including the Chief Executive Officer, Chief Financial Officer and Controller) and employees. Amendments to or waivers of the Code of Business Conduct granted to any of Honeywell’s directors or executive officers will be published on our website within four business days of such amendment or waiver.
EXECUTIVE COMPENSATION
Information relating to executive compensation, including the Management Development and Compensation Committee Report and disclosures regarding compensation committee interlocks and insider participation will be contained in the Proxy Statement, and such information is incorporated herein by reference.
Honeywell International Inc.          117

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to security ownership of certain beneficial owners and management and related stockholder matters will be contained in the Proxy Statement, and such information is incorporated herein by reference.
EQUITY COMPENSATION PLANS
As of December 31, 2021, information about our equity compensation plans is as follows:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	19,340,042	(1)	$135.31	(2)	34,886,930	(3)
Equity compensation plans not approved by security holders	225,753	(4)	N/A	(5)	N/A	(6)
Total	19,565,795		$135.31		34,886,930
(1)Equity compensation plans approved by shareowners which are included in column (a) of the table are the 2016 Stock Incentive Plan and the 2011 Stock Incentive Plan (including 15,657,151 shares of Common Stock to be issued upon exercise of outstanding options; 2,886,193 RSUs subject to continued employment; 197,586 RSUs at target level and subject to company performance metrics and continued employment; and 415,773 deferred RSUs); and the 2016 Stock Plan for Non-Employee Directors and the 2006 Stock Plan for Non-Employee Directors (including 175,104 shares of Common Stock to be issued upon exercise of outstanding options; and 8,235 RSUs subject to continued services). RSUs included in column (a) of the table represent the full number of RSUs awarded and outstanding whereas the number of shares of Common Stock to be issued upon vesting will be lower than what is reflected on the table because the value of shares required to meet employee tax withholding requirements are not issued.

Because the number of future shares that may be distributed to employees participating in the Honeywell Global Stock Plan is unknown, no shares attributable to that plan are included in column (a) of the table above.
(2)Column (b) relates to stock options and does not include any exercise price for RSUs because an RSU’s value is dependent upon attainment of certain performance goals and/or continued employment or service and they are settled for shares of Common Stock on a one-for-one basis.
(3)The number of shares that may be issued under the 2016 Stock Incentive Plan as of December 31, 2021 is 32,337,638, which includes the following additional shares that may again be available for issuance: shares that are settled for cash, expire, are canceled, or under similar prior plans, are tendered as option exercise price or tax withholding obligations, are reacquired with cash option exercise price or with monies attributable to any tax deduction to Honeywell upon the exercise of an option, or are under any outstanding awards assumed under any equity compensation plan of an entity acquired by Honeywell. No securities are available for future issuance under the 2011 Stock Incentive Plan.
The number of shares that may be issued under the Honeywell Global Stock Plan as of December 31, 2021 is 1,713,993. This plan is an umbrella plan for three plans described below maintained solely for eligible employees of participating non-U.S. countries.
•The UK Sharebuilder Plan allows an eligible UK employee to invest taxable earnings in Common Stock. The Company matches those shares and dividends paid are used to purchase additional shares of Common Stock. For the year ended December 31, 2021, 21,228 shares were credited to participants’ accounts under the UK Sharebuilder Plan.
•The Honeywell Aerospace Ireland Share Participation Plan and the Honeywell Measurex (Ireland) Limited Group Employee Profit Sharing Plan allow eligible Irish employees to contribute a percentage of base pay and/or bonus that is invested in Common Stock. For the year ended December 31, 2021, 1,059 shares of Common Stock were credited to participants’ accounts under these plans.
The remaining 815,299 shares included in column (c) are shares remaining under the 2016 Stock Plan for Non-Employee Directors.
(4)Equity compensation plans not approved by shareowners included in the table refer to the Honeywell Excess Benefit Plan and Supplemental Savings Plan.
The Honeywell Excess Benefit Plan and Supplemental Savings Plan for highly compensated employees is an unfunded, non-tax qualified plan that provides benefits equal to the employee deferrals and Company matching allocations that would have been provided under Honeywell’s U.S. tax-qualified savings plan if the Internal Revenue Code limitations on compensation and contributions did not apply. The Company matching contribution is credited to participants’ accounts in the form of notional shares of Common Stock. The notional shares are distributed in the form of actual shares of Common Stock. The number of shares to be issued under this plan based on the value of the notional shares as of December 31, 2021 is 225,753.
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
118          Honeywell International Inc.

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
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Number in Form 10-K
(a)(3.)	Exhibits
	See the Exhibit Index of this Annual Report on Form 10-K	120
FORM 10-K SUMMARY
None.
Honeywell International Inc.          119

EXHIBIT INDEX

Exhibit No.	Description
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
10.1*
Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended June 30, 2003)

10.2*
Amendment to Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004)

10.3*
Amendment to Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-K for the year ended December 31, 2005)

10.4*
Omnibus Amendment to Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

10.5*
Honeywell International Inc. Incentive Compensation Plan for Executive Employees, as amended and restated (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-K for the year ended December 31, 2018)

10.6*
Amendment to Honeywell International Inc. Incentive Compensation Plan for Executive Employees, as amended and restated (incorporated by reference to Exhibit 10.69 to Honeywell’s Form 10-K for the year ended December 31, 2020)

10.7*
Omnibus Amendment to Honeywell International Inc. Incentive Compensation Plan for Executive Employees, as amended and restated (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

10.8*	Honeywell Excess Benefit Plan and Honeywell Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.5 to Honeywell’s Form 10-K for the year ended December 31, 2020)
10.9*
Omnibus Amendment to Honeywell Excess Benefit Plan and Honeywell Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

10.10*	Honeywell International Inc. Severance Plan for Designated Officers, as amended and restated (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-K for the year ended December 31, 2013)
10.11*	Honeywell Deferred Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to Honeywell's Form 10-K for the year ended December 31, 2020)
10.12*	Omnibus Amendment to Honeywell Deferred Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)
10.13*	Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2008)
10.14*	Amendment to Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2009)
10.15*	Amendment to Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to Honeywell’s Form 10-K for the year ended December 31, 2015)
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

10.20*	Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2008)
10.21*	Amendment to Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2009)
120          Honeywell International Inc.

Exhibit No.	Description
10.22*	Amendment to Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.9 to Honeywell’s Form 10-K for the year ended December 31, 2015)
10.23*
Honeywell International Inc. Severance Plan for Corporate Staff Employees (Involuntary Termination Following a Change in Control), as amended and restated (incorporated by reference to Exhibit 10.12 to Honeywell’s Form 10-K for the year ended December 31, 2013)

10.24*	Honeywell Supplemental Retirement Plan (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 10-K for the year ended December 31, 2006)
10.25*	UOP LLC Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.76 to Honeywell’s 10-K for the year ended December 31, 2017)
10.26*
2006 Stock Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.31 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.27*
Amendment to 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.27 to Honeywell’s Form 10-K for the year ended December 31, 2011)

10.28*
Amendment to 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 10-K for the year ended December 31, 2014)

10.29*
Omnibus Amendment to 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

10.30*
2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Option Agreement (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended March 31, 2012)

10.31*
Omnibus Amendment to 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc. – Form of Option Agreement (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

10.32*
2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-Q for the quarter ended March 31, 2012)

10.33*
Omnibus Amendment to 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc. – Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

10.34*
2007 Honeywell Global Employee Stock Plan (incorporated by reference to Exhibit A of Honeywell’s Proxy Statement, dated March 12, 2007, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

10.35*	Omnibus Amendment to 2007 Honeywell Global Employee Stock Plan (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)
10.36*
2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Exhibit A of Honeywell’s Proxy Statement, dated March 10, 2011, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

10.37*	Amendment to 2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Exhibit 10.36 to Honeywell’s Form 10-K for the year ended December 31, 2012)
10.38*	Amendment to 2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)
10.39*
Omnibus Amendment to 2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

10.40*
2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.41*
Omnibus Amendment to 2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates – Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

10.42*
2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement, Form 2 (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.43*
Omnibus Amendment to 2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates – Form of Restricted Unit Agreement, Form 2 (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

10.44*
2011 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.45*
Omnibus Amendment to 2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates – Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

10.46*
2011 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Stock Option Award Agreement, Form 2 (incorporated by reference to Exhibit 10.39 to Honeywell’s Form 10-K for the year ended December 31, 2014)

10.47*
Omnibus Amendment to 2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates – Form of Stock Option Award Agreement, Form 2 (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

10.48*
2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Exhibit A of Honeywell’s Proxy Statement, dated March 10, 2016, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

10.49*
Amendment to the 2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended September 30, 2020)

10.50*
Omnibus Amendment to 2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

Honeywell International Inc.          121

Exhibit No.	Description
10.51*
2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Stock Unit Agreement, Form 1 (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

10.52*
2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Stock Unit Agreement, Form 2 (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

10.53*
2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

10.54*
2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates–Form of Performance Plan Grant Agreement (incorporated by reference to Exhibit 10.5 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

10.55*
2016 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit B of Honeywell’s Proxy Statement, dated March 10, 2016, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

10.56*	Amendment to the 2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. (incorporated by reference to Exhibit 99.2 to Honeywell's Form 8-K filed October 8, 2019)
10.57*	Amendment to the 2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2020)
10.58*	Omnibus Amendment to 2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)
10.59*
2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. – Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

10.60*
2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. – Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

10.61*	Form of Honeywell International Inc. Noncompete Agreement for Senior Executives (filed herewith)
10.62*	Letter Agreement dated February 24, 2012 between Honeywell and Darius Adamczyk (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2016)
10.63*	Offer Letter dated March 31, 2016 from Honeywell to Darius Adamczyk (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed April 6, 2016)
10.64*	Employment Offer Letter dated March 1, 2017 between Honeywell International Inc. and Darius Adamczyk (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed March 6, 2017)
10.65*	Letter Agreement dated July 27, 2018 between Honeywell International Inc. and Greg Lewis (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed August 2, 2018)
10.66*	Letter Agreement dated October 2, 2017, between Honeywell and Anne Madden (incorporated by reference to Exhibit 10.70 to Honeywell’s Form 10-K for the year ended December 31, 2020)
10.67*	Letter Agreement dated September 13, 2019, between Honeywell and Michael Madsen (filed herewith)
10.68*	Letter Agreement dated February 21, 2019, between Honeywell and Que Thanh Dallara (filed herewith)
10.69*	Letter Agreement dated April 1, 2016 between Honeywell and Rajeev Gautam (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2018)
10.70*
Retirement Agreement dated July 20, 2021 between Honeywell and Rajeev Gautam and Exhibit A (Consulting Agreement) thereto (incorporated by reference to Exhibit 10.8 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

10.71*	Letter Agreement dated July 20, 2016 between Honeywell and John Waldron (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2021)
10.72
364-Day Credit Agreement, dated as of March 31, 2021, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as syndication agents (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed on April 2, 2021)

10.73
Amended and Restated Five-Year Credit Agreement, dated as of March 31, 2021, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto, Bank of America, N.A., as administrative agent, Bank of America Europe Designated Activity Company, London Branch, as swing line agent, and JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association, as syndication agents (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 8-K filed April 2, 2021)

10.74
Amendment No. 1 to 364-Day Credit Agreement, dated as of November 18, 2021, among Honeywell International Inc. and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed November 23, 2021)

10.75
Amendment No. 1 to Amended and Restated Five-Year Credit Agreement, dated as of November 18, 2021, among Honeywell International Inc. and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 8-K filed November 23, 2021)

10.76
Indemnification and Reimbursement Agreement, dated September 12, 2018, by and among Honeywell ASASCO Inc., Honeywell ASASCO 2 Inc., and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to Honeywell’s Form 8-K filed September 14, 2018)

122          Honeywell International Inc.

Exhibit No.	Description
10.77
Indemnification and Reimbursement Agreement, dated October 14, 2018, by and among New HAPI Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to Honeywell’s Form 8-K filed October 15, 2018)

10.78
Delayed Draw Term Loan Agreement, dated as of March 26, 2020, among Honeywell International Inc., the initial lenders named therein, Citibank, N.A., as administrative agent, and Citibank, N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as syndication agents (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed on March 31, 2020)

10.79
Second Amendment, dated July 28, 2020, to Indemnification and Reimbursement Agreement dated October 14, 2018 among Honeywell and Resideo Intermediate Holding Inc. (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2020)

10.80
First Amendment, dated April 21, 2020, to Indemnification and Reimbursement Agreement, dated October 14, 2018 among Honeywell and Resideo Intermediate Holding Inc. (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-Q for the quarter ended June 30, 2020)

10.81
First Amendment, dated June 12, 2020, to Indemnification and Reimbursement Agreement, dated September 12, 2018 among Honeywell, Honeywell Holdings International Inc. and Garrett ASASCO Inc. (incorporated by reference to Exhibit 10.7 to Honeywell’s Form 10-Q for the quarter ended June 30, 2020)

10.82
Third Amendment, dated November 16, 2020, to Indemnification and Reimbursement Agreement dated October 14, 2018 among Honeywell and Resideo Intermediate Holding Inc. (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended March 31, 2021)

10.83
Fourth Amendment, dated February 12, 2021, to Indemnification and Reimbursement Agreement dated October 14, 2018 among Honeywell and Resideo Intermediate Holding Inc. (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended March 31, 2021)

21	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Deloitte & Touche LLP (filed herewith)
24	Powers of Attorney (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
95	Mine Safety Disclosures (filed herewith)
101.INS	The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Shareowners' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
101.SCH	iXBRL Taxonomy Extension Schema (filed herewith)
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	iXBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	iXBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (and contained in Exhibit 101)
The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.
Honeywell International Inc.          123

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: February 11, 2022	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Name

/s/ Darius E. Adamczyk	*
Darius E. Adamczyk Chairman and Chief Executive Officer (Principal Executive Officer)	Judd A. Gregg Director

*	*
Duncan B. Angove Director	Rose Lee Director

*	*
William S. Ayer Director	Grace D. Lieblein Director

*	*
Kevin Burke Director	George Paz Director

*	*
D. Scott Davis Director	Robin L. Washington Director

*
Deborah Flint Director

/s/ Gregory P. Lewis	/s/ Robert D. Mailloux
Gregory P. Lewis Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Robert D. Mailloux Vice President and Controller (Principal Accounting Officer)

*By:	/s/ Gregory P. Lewis
Gregory P. Lewis Attorney-in-fact
February 11, 2022
Honeywell International Inc.          124

FORM 10-K CROSS-REFERENCE INDEX

Page(s)	PART I
2	ITEM 1	About Honeywell
49		Information About our Executive Officers
29	ITEM 1A.	Risk Factors
50	ITEM 1B.	Unresolved Staff Comments
50	ITEM 2	Properties
50	ITEM 3	Legal Proceedings
50	ITEM 4	Mine Safety Disclosures

PART II.
51	ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
14	ITEM 6	Selected Financial Data
15 - 29, 39 - 48	ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
38	ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risks
53	ITEM 8	Financial Statements and Supplementary Data
116	ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
116	ITEM 9A.	Controls and Procedures
116	ITEM 9B.	Other Information
117	ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Part III.
117	ITEM 10	Directors, Executive Officers and Corporate Governance
117	ITEM 11	Executive Compensation
118	ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
119	ITEM 13	Certain Relationships and Related Transactions, and Director Independence
119	ITEM 14	Principal Accounting Fees and Services

Part IV.
119	ITEM 15	Exhibits and Financial Statement Schedules
119	ITEM 16	Form 10-K Summary
124		Signatures

125          Honeywell International Inc.