Form 10-Q
period 2022-03-31
HONEYWELL INTERNATIONAL INC
filed 2022-04-29
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
There were 680,732,930 shares of Common Stock outstanding at March 31, 2022.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
We describe many of the trends and other factors that drive our business and future results in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other parts of this report (including Part II, Item 1A Risk Factors). Such discussions contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are those that address activities, events or developments that management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ significantly from those envisaged by our forward-looking statements. We do not undertake to update or revise any of our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, including the impact of the coronavirus pandemic (COVID-19) and the Russia-Ukraine conflict, that can affect our performance in both the near- and long-term. These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in this report and our 2021 Annual Report on Form 10-K.

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
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website (honeywell.com) under the heading Investors (see SEC Filings) immediately after they are filed with, or furnished to, the SEC. Honeywell uses our Investor Relations website, investor.honeywell.com, as a means of disclosing information which may be of interest or material to our investors and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, public conference calls, webcasts, and social media. Information contained on or accessible through, including any reports available on, our website is not a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q or any other report or document we file with the SEC. Any reference to our website in this Form 10-Q is intended to be an inactive textual reference only.

PART I. FINANCIAL INFORMATION
The financial statements and related notes as of March 31, 2022, should be read in conjunction with the financial statements for the year ended December 31, 2021, contained in the Company's 2021 Annual Report on Form 10-K.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions, except per share amounts)
Product sales	$6,132	$6,409
Service sales	2,244	2,045
Net sales	8,376	8,454
Costs, expenses and other
Cost of products sold	4,373	4,551
Cost of services sold	1,301	1,158
	5,674	5,709
Selling, general and administrative expenses	1,431	1,236
Other (income) expense	(319)	(442)
Interest and other financial charges	85	90
	6,871	6,593
Income before taxes	1,505	1,861
Tax expense	371	413
Net income	1,134	1,448
Less: Net income attributable to the noncontrolling interest	—	21
Net income attributable to Honeywell	$1,134	$1,427
Earnings per share of common stock - basic	$1.66	$2.05
Earnings per share of common stock - assuming dilution	$1.64	$2.03

The Notes to Consolidated Financial Statements are an integral part of this statement.
1 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Net income	$1,134	$1,448
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	126	214
Prior service (credit) cost recognized	(17)	(22)
Pension and other postretirement benefit adjustments	(17)	(22)
Changes in fair value of available for sale investments	(6)	(3)
Cash flow hedges recognized in other comprehensive income (loss)	8	8
Less: Reclassification adjustment for gains (losses) included in net income	3	3
Changes in fair value of cash flow hedges	5	5
Other comprehensive income (loss), net of tax	108	194
Comprehensive income	1,242	1,642
Less: Comprehensive income attributable to the noncontrolling interest	—	22
Comprehensive income attributable to Honeywell	$1,242	$1,620

The Notes to Consolidated Financial Statements are an integral part of this statement.
2 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2022	December 31, 2021
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$9,281	$10,959
Short-term investments	493	564
Accounts receivable, less allowances of $326 and $177, respectively	7,119	6,830
Inventories	5,472	5,138
Other current assets	1,916	1,881
Total current assets	24,281	25,372
Investments and long-term receivables	1,035	1,222
Property, plant and equipment - net	5,470	5,562
Goodwill	17,863	17,756
Other intangible assets - net	3,534	3,613
Insurance recoveries for asbestos related liabilities	314	322
Deferred income taxes	494	489
Other assets	10,361	10,134
Total assets	$63,352	$64,470
LIABILITIES
Current liabilities:
Accounts payable	$6,285	$6,484
Commercial paper and other short-term borrowings	3,526	3,542
Current maturities of long-term debt	3,207	1,803
Accrued liabilities	7,009	7,679
Total current liabilities	20,027	19,508
Long-term debt	12,636	14,254
Deferred income taxes	2,387	2,364
Postretirement benefit obligations other than pensions	220	208
Asbestos-related liabilities	1,807	1,800
Other liabilities	7,217	7,087
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	8,326	8,141
Common stock held in treasury, at cost	(31,420)	(30,462)
Accumulated other comprehensive loss	(2,787)	(2,895)
Retained earnings	43,288	42,827
Total Honeywell shareowners’ equity	18,365	18,569
Noncontrolling interest	686	673
Total shareowners’ equity	19,051	19,242
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$63,352	$64,470

The Notes to Consolidated Financial Statements are an integral part of this statement.
3 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Cash flows from operating activities:
Net income	$1,134	$1,448
Less: Net income attributable to the noncontrolling interest	—	21
Net income attributable to Honeywell	1,134	1,427
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	167	171
Amortization	163	170
Gain on sale of non-strategic businesses and assets	—	(90)
Repositioning and other charges	387	141
Net payments for repositioning and other charges	(108)	(195)
Pension and other postretirement income	(261)	(293)
Pension and other postretirement benefit payments	(14)	(14)
Stock compensation expense	60	77
Deferred income taxes	21	63
Other	(67)	(96)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(285)	143
Inventories	(331)	(158)
Other current assets	(29)	(66)
Accounts payable	(199)	57
Accrued liabilities	(602)	(359)
Net cash provided by operating activities	36	978
Cash flows from investing activities:
Expenditures for property, plant and equipment	(183)	(221)
Proceeds from disposals of property, plant and equipment	10	14
Increase in investments	(223)	(736)
Decrease in investments	304	612
Receipts from Garrett Motion Inc.	197	—
Receipts (payments) from settlements of derivative contracts	61	140
Cash paid for acquisitions, net of cash acquired	(176)	(1,303)
Proceeds from sales of businesses, net of fees paid	—	190
Net cash used for investing activities	(10)	(1,304)
Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	1,228	1,268
Payments of commercial paper and other short-term borrowings	(1,228)	(1,266)
Proceeds from issuance of common stock	23	67
Proceeds from issuance of long-term debt	1	23
Payments of long-term debt	(40)	(817)
Repurchases of common stock	(1,018)	(822)
Cash dividends paid	(668)	(640)
Other	(17)	(30)
Net cash used for financing activities	(1,719)	(2,217)
Effect of foreign exchange rate changes on cash and cash equivalents	15	(14)
Net increase (decrease) in cash and cash equivalents	(1,678)	(2,557)
Cash and cash equivalents at beginning of period	10,959	14,275
Cash and cash equivalents at end of period	$9,281	$11,718
The Notes to Consolidated Financial Statements are an integral part of this statement.
4 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(Unaudited)

	Three Months Ended March 31,
	2022		2021
	Shares	$	Shares	$
	(In millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		8,141		7,292
Issued for employee savings and option plans		116		136
Stock-based compensation expense		69		77
Ending balance		8,326		7,505
Treasury stock
Beginning balance	(272.8)	(30,462)	(260.8)	(27,229)
Reacquired stock or repurchases of common stock	(5.5)	(1,018)	(4.0)	(822)
Issued for employee savings and option plans	1.4	60	1.8	76
Ending balance	(276.9)	(31,420)	(263.0)	(27,975)
Retained earnings
Beginning balance		42,827		39,905
Net income attributable to Honeywell		1,134		1,427
Dividends on common stock		(673)		(650)
Ending balance		43,288		40,682
Accumulated other comprehensive income (loss)
Beginning balance		(2,895)		(3,377)
Foreign exchange translation adjustment		126		213
Pension and other postretirement benefit adjustments		(17)		(22)
Changes in fair value of available for sale investments		(6)		(3)
Changes in fair value of cash flow hedges		5		5
Ending balance		(2,787)		(3,184)
Noncontrolling interest
Beginning balance		673		241
Net income attributable to noncontrolling interest		—		21
Foreign exchange translation adjustment		—		1
Dividends paid		(1)		(1)
Contributions from noncontrolling interest holders		14		4
Ending balance		686		266
Total shareowners' equity	680.7	19,051	694.6	18,252
Cash dividends per share of common stock		$0.980		$0.930

The Notes to Consolidated Financial Statements are an integral part of this statement.
5 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, cash flows, and shareowners' equity of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the periods presented. The interim results of operations and cash flows should not necessarily be taken as indicative of the entire year.
Honeywell reports its quarterly financial information using a calendar convention; the first, second, and third quarters are consistently reported as ending on March 31, June 30, and September 30, respectively. It has been Honeywell's practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires Honeywell's businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on the Company's business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, Honeywell will provide appropriate disclosures. Honeywell's actual closing dates for the three months ended March 31, 2022, and March 31, 2021, were April 2, 2022, and April 3, 2021, respectively.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies of the Company are set forth in Note 1 to the Company's Consolidated Financial Statements contained in the Company’s 2021 Annual Report on Form 10-K. The Company includes herein certain updates to those policies.
RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year presentation.
RECENT ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the transition away from reference rates expected to be discontinued to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to expand the scope of this guidance to include derivatives. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company will apply the guidance to impacted transactions during the transition period. The adoption of this standard does not have a material impact on the Company’s Consolidated Financial Statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. This ASU should be applied prospectively to acquisitions occurring on or after the effective date of December 15, 2022, and early adoption is permitted. The Company adopted this guidance on January 1, 2022. The adoption of this standard does not have a material impact on the Company’s Consolidated Financial Statements.

6 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 3. ACQUISITIONS AND DIVESTITURES
ACQUISITIONS
On January 18, 2022, the Company acquired 100% of the issued and outstanding shares of US Digital Design, Inc., a leading provider of technologies for first responders, for total consideration of $184 million. The business is included within the Honeywell Building Technologies segment. The assets and liabilities acquired with US Digital Designs, Inc. are included in the Consolidated Balance Sheet as of March 31, 2022, including $47 million of intangible assets and $133 million allocated to goodwill, which is deductible for tax purposes. The purchase accounting is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, and tax balances.
DIVESTITURES
During 2022, there were no significant divestitures that closed individually or in the aggregate.
As of March 31, 2022, the Company had no material adjustments for acquisitions or divestitures completed during 2021. See Note 2 Acquisitions and Divestitures of Notes to Consolidated Financial Statements in the Company's 2021 Annual Report on Form 10-K for discussion of acquisitions and divestitures during 2021.
NOTE 4. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
Honeywell generates revenue from a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following table and related discussions by operating segment for details.

	Three Months Ended March 31,
	2022	2021
Aerospace
Commercial Aviation Original Equipment	$478	$431
Commercial Aviation Aftermarket	1,168	910
Defense and Space	1,103	1,291
	2,749	2,632
Honeywell Building Technologies
Products	879	784
Building Solutions	550	574
	1,429	1,358
Performance Materials and Technologies
UOP	480	527
Process Solutions	1,152	1,096
Advanced Materials	821	723
	2,453	2,346
Safety and Productivity Solutions
Safety and Retail	511	743
Productivity Solutions and Services	391	346
Warehouse and Workflow Solutions	599	831
Advanced Sensing Technologies	243	198
	1,744	2,118
Corporate and All Other	1	—
Net sales	$8,376	$8,454
7 Honeywell International Inc.

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
For a summary by disaggregated product and services sales for each segment, refer to Note 17 Segment Financial Data.
The Company recognizes revenue from performance obligations to customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based off timing of recognition is as follows:

	Three Months Ended March 31,
	2022	2021
Products, transferred point in time	59%	58%
Products, transferred over time	14	18
Net product sales	73	76
Services, transferred point in time	8	7
Services, transferred over time	19	17
Net service sales	27	24
Net sales	100%	100%
8 Honeywell International Inc.

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
Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.
The following table summarizes the Company's contract assets and liabilities balances:

	2022	2021
Contract assets - January 1	$2,060	$1,618
Contract assets - March 31	2,170	1,789
Change in contract assets - increase (decrease)	$110	$171
Contract liabilities - January 1	$(4,290)	$(4,033)
Contract liabilities - March 31	(4,323)	(3,994)
Change in contract liabilities - decrease (increase)	$(33)	$39
Net change	$77	$210
For the three months ended March 31, 2022 and 2021, the Company recognized revenue of $927 and $1,120 million that was previously included in the beginning balance of contract liabilities.
Contract assets include $2,143 million and $2,035 million of unbilled balances under long-term contracts as of March 31, 2022 and December 31, 2021, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.
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
9 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table outlines the Company's remaining performance obligations disaggregated by segment:

March 31, 2022
Aerospace	$10,211
Honeywell Building Technologies	7,177
Performance Materials and Technologies	7,245
Safety and Productivity Solutions	3,861
Corporate and All Other(1)	1
Total Performance Obligations	$28,495
(1) The remaining performance obligations within Corporate and All Other relate to the Quantinuum business.
Performance obligations recognized as of March 31, 2022, will be satisfied over the course of future periods. The Company's disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 59% and 41%, respectively.
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
NOTE 5. REPOSITIONING AND OTHER CHARGES
A summary of repositioning and other charges follows:

	Three Months Ended March 31,
	2022	2021
Severance	$7	$28
Asset impairments	123	42
Exit costs	17	49
Reserve adjustments	(15)	1
Total net repositioning charge	132	120
Asbestos related litigation charges, net of insurance and reimbursements	46	21
Probable and reasonably estimable environmental liabilities, net of reimbursements	14	5
Other	195	(5)
Total net repositioning and other charges	$387	$141
The following table summarizes the pretax distribution of total net repositioning and other charges by classification:

	Three Months Ended March 31,
	2022	2021
Cost of products and services sold	$199	$98
Selling, general and administrative expenses	188	43
	$387	$141
10 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the pretax impact of total net repositioning and other charges by segment. These amounts are excluded from segment profit as described in Note 17 Segment Financial Data:

	Three Months Ended March 31,
	2022	2021
Aerospace	$21	$48
Honeywell Building Technologies	14	5
Performance Materials and Technologies	159	5
Safety and Productivity Solutions	127	37
Corporate and All Other	66	46
	$387	$141
In the three months ended March 31, 2022, the Company recognized gross repositioning charges totaling $147 million, primarily related to closing and relocating the production of certain respiratory manufacturing from a U.S.-based facility to a non-U.S. facility.
The repositioning charges include asset impairments of $123 million primarily related to the write-down of certain manufacturing equipment, and exit costs of $17 million primarily for current period costs incurred for previously approved repositioning projects, closure obligations associated with site transitions, and lease obligations for equipment. These charges also include severance costs of $7 million related to workforce reductions of 1,196 manufacturing and administrative positions across all of the Company's segments.
Further, during the three months ended March 31, 2022, Selling, general and administrative expenses on the Consolidated Statement of Operations and within Other charges on the table above included $183 million of reserves against outstanding accounts receivable, contract assets, and impairments of other assets due to the suspension of substantially all of the Company's sales, distribution and service activities in Russia and Belarus, sanctions, and deteriorating trade relations in Russia due to the Russia-Ukraine conflict. Based on available information to date, the Company’s estimate of potential future impairments on the Company's businesses in Russia would not be material with respect to the Company's consolidated financial position.
In the three months ended March 31, 2021, the Company recognized gross repositioning charges totaling $119 million including severance costs of $28 million related to workforce reductions of 1,021 manufacturing and administrative positions mainly in the Company's Aerospace and Safety and Productivity Solutions segments. The workforce reductions were primarily related to site transitions, mainly in Aerospace, to more cost-effective locations and to the Company's productivity and ongoing functional transformation initiatives. The repositioning charge included asset impairments of $42 million primarily related to the write-down of certain manufacturing and other equipment due to their planned disposition. The repositioning charge included exit costs of $49 million primarily for closure obligations associated with site transitions, lease exit obligations for certain equipment in Corporate and current period exit costs incurred for previously approved repositioning projects.
The following table summarizes the status of the Company's total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2021	$289	$—	$122	$411
Charges	7	123	17	147
Usage - cash	(48)	—	(21)	(69)
Usage - noncash	—	(123)	—	(123)
Foreign currency translation	(1)	—	—	(1)
Adjustments	(14)	—	(1)	(15)
Balance at March 31, 2022	$233	$—	$117	$350
Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the three months ended March 31, 2022 and 2021, were $11 million and $10 million, respectively.
11 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 6. INCOME TAXES
The effective tax rate was higher than the U.S. federal statutory rate of 21% and increased during 2022 compared to 2021 primarily due to the accrual of reserves against outstanding accounts receivable, contract assets, and impairments of other assets due to the suspension of substantially all of the Company's sales, distribution, and service activities in Russia and Belarus with no corresponding tax benefit, lower tax benefits for employee share-based compensation, and incremental tax reserves and state taxes, partially offset by the favorable resolution of certain foreign tax matters.
NOTE 7. INVENTORIES

	March 31, 2022	December 31, 2021
Raw materials	$1,556	$1,352
Work in process	958	861
Finished products	2,958	2,925
	$5,472	$5,138
12 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 8. LONG-TERM DEBT AND CREDIT AGREEMENTS

	March 31, 2022	December 31, 2021
0.483% notes due 2022	$500	$500
2.15% notes due 2022	600	600
Floating rate notes due 2022	600	600
1.30% Euro notes due 2023	1,381	1,416
3.35% notes due 2023	300	300
0.00% Euro notes due 2024	552	566
2.30% notes due 2024	750	750
1.35% notes due 2025	1,250	1,250
2.50% notes due 2026	1,500	1,500
1.10% notes due 2027	1,000	1,000
2.25% Euro notes due 2028	829	849
2.70% notes due 2029	750	750
1.95% notes due 2030	1,000	1,000
1.75% notes due 2031	1,500	1,500
0.75% Euro notes due 2032	552	566
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
2.80% notes due 2050	750	750
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases), 7.8% weighted average interest rate maturing at various dates through 2026	197	332
Debt issuance costs	(207)	(211)
	15,843	16,057
Less-current portion	(3,207)	(1,803)
	$12,636	$14,254
13 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
On August 16, 2021, the Company issued $1.0 billion 1.10% Senior Notes due 2027 and $1.5 billion 1.75% Senior Notes due 2031 (collectively, the Notes). The Company may redeem the Notes at any time, and from time to time, in whole or in part, at the Company's option at the applicable make-whole redemption price. The Notes are senior unsecured and unsubordinated obligations of the Company and rank equally with each other and with all of the Company's existing and future senior unsecured debt and senior to all of the Company's subordinated debt. The offering provided gross proceeds of $2.5 billion, offset by $18.0 million in discount and closing costs related to the offering. The Company used the proceeds of the offering to redeem at par $2 billion of the $2.5 billion in outstanding principal amount of the Company's callable 0.483% Senior Notes due 2022 and to redeem in full and at par $500 million callable Floating rate Senior Notes due 2022 that the Company issued in August 2020.
On March 24, 2022, the Company entered into a $4.0 billion Amended and Restated Five Year Credit Agreement (the 5-Year Credit Agreement) and a $1.5 billion 364-Day Credit Agreement (the 364-Day Credit Agreement). The 5-Year Credit Agreement amended and restated the previously reported $4.0 billion amended and restated five-year credit agreement dated as of March 31, 2021. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 364-Day Credit Agreement replaced the $1.5 billion 364-day credit agreement dated as of March 31, 2021, which was terminated in accordance with its terms effective March 24, 2022. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 23, 2023, unless (i) Honeywell elects to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 23, 2024, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 5-Year Credit Agreement and the 364-Day Credit Agreement are maintained for general corporate purposes.
As of March 31, 2022, there were no outstanding borrowings under the 5-Year Credit Agreement or the 364-Day Credit Agreement.
NOTE 9. LEASES
The Company's operating and finance lease portfolio is described in Note 10 Leases of Notes to Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2022	2021
Net right-of-use assets obtained in exchange for lease obligations:
Operating leases	$47	$33
Finance leases	17	3
Supplemental balance sheet information related to leases was as follows:

	March 31, 2022	December 31, 2021
Operating leases
Other assets	$962	$947
Accrued liabilities	206	185
Other liabilities	843	847
Total operating lease liabilities	$1,049	$1,032
Financing leases
Property, plant and equipment	$344	$325
Accumulated depreciation	(172)	(177)
Property, plant and equipment - net	$172	$148
Current maturities of long-term debt	66	57
Long-term debt	113	99
Total financing lease liabilities	$179	$156
14 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 10. DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
Honeywell's credit, market, foreign currency, and interest rate risk management policies are described in Note 11 Derivative Instruments and Hedging Transactions of Notes to Consolidated Financial Statements in the Company's 2021 Annual Report on Form 10-K. During March 2022, the Company entered into certain commodity contracts. The Company's risk management policy related to commodity contracts is described in the below section. All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Accrued liabilities or Other liabilities.
COMMODITY CONTRACTS RISK MANAGEMENT
The Company's operations subject us to risk related to the price volatility of certain commodities. To mitigate the commodity price risk associated with the Company's operations, the Company may enter into commodity derivative instruments. In March 2022, the Company entered into various contracts to mitigate commodity price volatility. The Company elected to apply hedge accounting to these contracts.
The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheet as of March 31, 2022, and December 31, 2021:

	Notional		Fair Value Asset		Fair Value (Liability)
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Derivatives in Fair Value Hedging Relationships:
Interest rate swap agreements	$3,150	$3,150	$3	$60	$(80)	$—
Derivatives in Cash Flow Hedging Relationships:
Foreign currency exchange contracts	3,876	647	13	4	—	—
Commodity contracts	12	—	—	—	(2)	—
Derivatives in Net Investment Hedging Relationships:
Foreign currency exchange contracts	284	746	93	92	—	—
Cross currency swap agreements	1,200	1,200	70	39	—	—
Total Derivatives Designated as Hedging Instruments	8,522	5,743	179	195	(82)	—
Derivatives Not Designated as Hedging Instruments:
Foreign currency exchange contracts	8,944	11,278	286	278	(286)	(282)
Total Derivatives at Fair Value	$17,466	$17,021	$465	$473	$(368)	$(282)
In addition to the derivative instruments listed above, certain of the Company's foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $2,593 million and $4,074 million as of March 31, 2022, and December 31, 2021, respectively.
The following table sets forth the amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

Line in the Consolidated Balance Sheet of Hedged Item	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Long-term debt	$3,073	$3,210	$(77)	$60
15 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following tables summarize the location and impact to the Consolidated Statement of Operations related to derivative instruments:

	Three Months Ended March 31, 2022
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, general and administrative expenses	Other (Income) Expense	Interest and Other Financial Charges
	$8,376	$4,373	$1,301	$1,431	$(319)	$85
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	1	1	—	1	—	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	—	137
Derivatives designated as hedges	—	—	—	—	—	(137)
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—	4
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	—	66	—

	Three Months Ended March 31, 2021
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, general and administrative expenses	Other (Income) Expense	Interest and Other Financial Charges
	$8,454	$4,551	$1,158	$1,236	$(442)	$90
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	1	1	—	2	—	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	—	94
Derivatives designated as hedges	—	—	—	—	—	(94)
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—	4
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	—	60	—
16 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

Derivatives Net Investment Hedging Relationships	Three Months Ended March 31,
	2022	2021
Euro-denominated long-term debt	$83	$150
Euro-denominated commercial paper	17	30
Cross currency swap	17	44
Foreign currency exchange contracts	—	(2)
NOTE 11. FAIR VALUE MEASUREMENTS
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
The following table sets forth the Company’s financial assets and liabilities accounted for at fair value on a recurring basis:

	March 31, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts	$—	$392	$392	$—	$374	$374
Available for sale investments	91	580	671	176	566	742
Interest rate swap agreements	—	3	3	—	60	60
Cross currency swap agreements	—	70	70	—	39	39
Investments in equity securities	21	30	51	34	23	57
Total assets	$112	$1,075	$1,187	$210	$1,062	$1,272
Liabilities:
Foreign currency exchange contracts	$—	$286	$286	$—	$282	$282
Interest rate swap agreements	—	80	80	—	—	—
Commodity contracts	—	2	2	—	—	—
Total liabilities	$—	$368	$368	$—	$282	$282
The foreign currency exchange contracts, interest rate swap agreements, cross currency swap agreements and commodity contracts are valued using broker quotations or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 2. The Company also holds investments in commercial paper, certificates of deposits, time deposits, and corporate debt securities that are designated as available for sale, as well as investments in equity securities, which includes holdings of Garrett Motion Inc. (Garrett) Series A Preferred Stock. These investments are valued using published prices based off observable market data. As such, these investments are classified within level 2.
The Company holds certain available for sale investments in U.S. government securities, and investments in equity securities, which includes holdings of Garrett common stock. These investments are valued utilizing published prices based on quoted market pricing, which are classified within level 1.
The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper, and short-term borrowings approximates fair value.
As of March 31, 2022, the Company does not consider any assets or liabilities measured at fair value as level 3.
17 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Short-term investment	$—	$—	$34	$34
Long-term receivables	152	141	170	152
Long-term investment	209	209	366	366
Liabilities
Long-term debt and related current maturities	$15,843	$19,303	$16,057	$17,022
The Company determined the fair value of the long-term receivables by utilizing transactions in the listed markets for identical or similar assets. As such, the fair values of these receivables are considered level 2.
On April 30, 2021, the Company received shares of Garrett Series B Preferred Stock in full and final satisfaction of the Garrett Indemnity and Tax Matters Agreement. The fair value of the short-term and long-term investments are based on the present value of the mandatory redemptions as reflected within Garrett's Second and Amended and Restated Series B Preferred Stock (Series B Preferred Stock) Certificate of Designation. The present value reflects amortized cost determined by the present value of the mandatory redemptions discounted at 7.25%, which is the rate reflected in the Second Amended and Restated Series B Preferred Stock Certificate of Designation. The discount rate accretes to interest income over the mandatory redemption period. The investment is designated as held to maturity and was initially recognized at fair value. The fair value of Garrett's Series B Preferred Stock was determined using observable market data and is considered level 2. Fair Value of the Series B Preferred Stock is not impacted by early redemptions until receipt of payment.
On February 18, 2022, Garrett early redeemed $197 million of the Series B Preferred Stock, pursuant to the terms and conditions of the Second Amended and Restated Series B Preferred Stock Certificate of Designation. Immediately following the early redemption, the fair value of the Series B Preferred Stock was $207 million.
The Company determined the fair value of the long-term debt and related current maturities utilizing transactions in the listed markets for identical or similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered level 2.

18 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 12. EARNINGS PER SHARE

	Three Months Ended March 31,
Basic	2022	2021
Net income attributable to Honeywell	$1,134	$1,427
Weighted average shares outstanding	684.7	696.2
Earnings per share of common stock - basic	$1.66	$2.05

	Three Months Ended March 31,
Assuming Dilution	2022	2021
Net income attributable to Honeywell	$1,134	$1,427
Average Shares
Weighted average shares outstanding	684.7	696.2
Dilutive securities issuable - stock plans	6.6	8.3
Total weighted average diluted shares outstanding	691.3	704.5
Earnings per share of common stock - assuming dilution	$1.64	$2.03
The diluted earnings per share calculations exclude the effect of stock options when the options’ exercise price exceed the average market price of the common shares during the period. For the three months ended March 31, 2022 and 2021, the weighted average number of stock options excluded from the computations were 3 million and 1 million, respectively.
As of March 31, 2022 and 2021, the total shares outstanding were 680.7 million and 694.6 million, respectively, and as of March 31, 2022 and 2021, total shares issued were 957.6 million.
19 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2021	$(2,478)	$(415)	$1	$(3)	$(2,895)
Other comprehensive income (loss) before reclassifications	129	—	(6)	8	131
Amounts reclassified from accumulated other comprehensive income	(3)	(17)	—	(3)	(23)
Net current period other comprehensive income (loss)	126	(17)	(6)	5	108
Balance at March 31, 2022	$(2,352)	$(432)	$(5)	$2	$(2,787)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2020	$(2,780)	$(601)	$4	$—	$(3,377)
Other comprehensive income (loss) before reclassifications	216	—	(3)	8	221
Amounts reclassified from accumulated other comprehensive income	(3)	(22)	—	(3)	(28)
Net current period other comprehensive income (loss)	213	(22)	(3)	5	193
Balance at March 31, 2021	$(2,567)	$(623)	$1	$5	$(3,184)
NOTE 14. COMMITMENTS AND CONTINGENCIES
ENVIRONMENTAL MATTERS
Honeywell's environmental matters are described in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements in the Company's 2021 Annual Report on Form 10-K.
The following table summarizes information concerning the Company's recorded liabilities for environmental costs:

Balance at December 31, 2021	$618
Accruals for environmental matters deemed probable and reasonably estimable	49
Environmental liability payments	(32)
Balance at March 31, 2022	$635
Environmental liabilities are included in the following balance sheet accounts:

	March 31, 2022	December 31, 2021
Accrued liabilities	$203	$225
Other liabilities	432	393
	$635	$618
20 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The Company does not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined although they could be material to the Company's consolidated results of operations and operating cash flows in the periods recognized or paid. However, considering the Company's past experience and existing reserves, the Company does not expect that environmental matters will have a material adverse effect on its consolidated financial position.
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
Reimbursements associated with this agreement are collected from Resideo quarterly and were $35 million in the three months ended March 31, 2022, respectively, and offset operating cash outflows incurred by the Company. As the Company incurs costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90% of such costs is also recorded. This receivable amount recorded in the three months ended March 31, 2022, was $35 million. As of March 31, 2022, Other current assets and Other assets included $140 million and $457 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.
ASBESTOS MATTERS
Honeywell is named in asbestos-related personal injury claims related to North American Refractories Company (NARCO), which was sold in 1986, and the Bendix Friction Materials (Bendix) business, which was sold in 2014.
The following tables summarize information concerning NARCO and Bendix asbestos-related balances:
ASBESTOS-RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2021	$1,372	$689	$2,061
Accrual for update to estimated liability	12	6	18
Change in estimated cost of future claims	8	—	8
Asbestos-related liability payments	(41)	(11)	(52)
March 31, 2022	$1,351	$684	$2,035
INSURANCE RECOVERIES FOR ASBESTOS-RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2021	$142	$221	$363
Insurance receipts for asbestos-related liabilities	(1)	(7)	(8)
March 31, 2022	$141	$214	$355
21 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NARCO and Bendix asbestos-related balances are included in the following balance sheet accounts:

	March 31, 2022	December 31, 2021
Other current assets	$41	$41
Insurance recoveries for asbestos-related liabilities	314	322
	$355	$363
Accrued liabilities	$228	$261
Asbestos-related liabilities	1,807	1,800
	$2,035	$2,061
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
In accordance with the TA, the Trust is eligible to receive cash dividends from Harbison-Walker International Inc. (HWI), the reorganized and renamed entity that emerged from the NARCO bankruptcy. HWI cash dividends are required to be used to pay asbestos-related claims which qualify for payment under the TDP (Annual Contribution Claims) until those funds are exhausted, at which point the Company’s funding obligation, subject to an annual cap of $145 million, is triggered. The Trust received dividend payments from HWI in 2021. The Company is also required to fund amounts owed pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the Trust subject to qualification under the terms of the settlement agreements and TDP (Pre-Established Unliquidated Claims), as well as fund the annual operating costs of the Trust. There is no annual funding cap relative to Pre-Established Unliquidated Claims.
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
22 Honeywell International Inc.

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
Bendix Products – Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix-related asbestos claims activity:

	Three Months Ended March 31,	Years Ended December 31,
Claims Activity	2022	2021	2020
Claims unresolved at the beginning of period	6,401	6,242	6,480
Claims filed	525	2,611	2,233
Claims resolved	(430)	(2,452)	(2,471)
Claims unresolved at the end of period	6,496	6,401	6,242

	March 31,	December 31,
Disease Distribution of Unresolved Claims	2022	2021	2020
Mesothelioma and other cancer claims	3,837	3,760	3,422
Nonmalignant claims	2,659	2,641	2,820
Total claims	6,496	6,401	6,242
Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2021	2020	2019	2018	2017
	(in whole dollars)
Malignant claims	$56,000	$61,500	$50,200	$55,300	$56,000
Nonmalignant claims	$400	$550	$3,900	$4,700	$2,800
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
The Company reflects the inclusion of all years of epidemiological disease projection through 2059 when estimating the liability for unasserted Bendix-related asbestos claims. Such liability for unasserted Bendix-related asbestos claims is based on historic and anticipated claims filing experience and dismissal rates, disease classifications, and resolution values in the tort system for the previous five years. The Company valued Bendix asserted and unasserted claims using average resolution values for the previous five years. The Company updates the resolution values used to estimate the cost of Bendix asserted and unasserted claims during the fourth quarter each year.
23 Honeywell International Inc.

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
On October 31, 2018, David Kanefsky (Plaintiff), a Honeywell shareholder, filed a putative class action complaint in the U.S. District Court for the District of New Jersey (the Court) alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 related to the prior accounting for Bendix asbestos claims. An Amended Complaint was filed on December 30, 2019, and on February 7, 2020, the Company filed a Motion to Dismiss. On May 18, 2020, the Court denied the Motion to Dismiss. On December 7, 2021, the parties filed a Stipulation of Settlement (Settlement Agreement) and Plaintiff filed a motion for preliminary approval of the Settlement Agreement, which includes payment by Honeywell of $10 million to settle the claims in dispute. On January 18, 2022, the Court approved the motion for preliminary approval of the Settlement Agreement. The hearing for final court approval of the Settlement Agreement is May 3, 2022. Honeywell continues to believe the claims lack merit and denies wrongdoing as well as any liability for the claims made against Honeywell in the action.
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
Such matters include:
•Petrobras and Unaoil – The Company continues to cooperate with investigations by the U.S. Department of Justice (DOJ), the Securities and Exchange Commission (SEC), and the Brazilian authorities relating to the Company's use of third parties who previously worked for the Company's UOP business in Brazil in relation to Petróleo Brasileiro S.A. (Petrobras) in connection with a project awarded in 2010. The investigations focus on compliance with the U.S. Foreign Corrupt Practices Act and similar Brazilian laws (the UOP Matters), and involve, among other things, document production and interviews with former and current management and employees. The DOJ and the SEC are also examining a matter involving a foreign subsidiary’s prior contract with Unaoil S.A.M. in Algeria executed in 2011. The Company continues to be engaged in discussions with the authorities with respect to a potential comprehensive resolution of these matters.
As the discussions are both ongoing and at different stages with regards to each respective authority, there can be no assurance as to whether the Company will reach a resolution with such authorities or as to the potential timing, terms, or collateral consequences of any such resolution. As a result, the Company cannot predict the ultimate outcome of these UOP Matters or the potential impact on the Company. Based on available information to date, the Company estimates that a potential comprehensive resolution of these UOP Matters would result in a probable loss of at least $160 million. During 2021, the Company recorded a charge in this amount in the Company's Consolidated Statement of Operations, and accrued a corresponding liability on the Consolidated Balance Sheet. Amounts payable to authorities pursuant to any potential final comprehensive resolution could differ from the amount recorded in the Company's consolidated financial statements. Based on available information to date, the Company does not expect that any such difference would be material with respect to the Company's consolidated financial position.
Given the uncertainty inherent in litigation and investigations, the Company does not believe it is possible to develop estimates of reasonably possible losses (or a range of possible losses) in excess of current accruals for such matters. Considering the Company's past experience and existing accruals, the Company does not expect the outcome of such matters, either individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial position. Because most contingencies are resolved over long periods of time, potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause the Company to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on the Company's consolidated results of operations or operating cash flows in the periods recognized or paid.
24 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 15. PENSION BENEFITS
Net periodic pension benefit costs for the Company's significant defined benefit plans include the following components:

Net Periodic Benefit Cost	U.S. Plans
	Three Months Ended March 31,
	2022	2021
Service cost	$21	$26
Interest cost	95	77
Expected return on plan assets	(320)	(305)
Amortization of prior service (credit)	(10)	(11)
	$(214)	$(213)

Net Periodic Benefit Cost	Non-U.S. Plans
	Three Months Ended March 31,
	2022	2021
Service cost	$5	$7
Interest cost	28	19
Expected return on plan assets	(75)	(87)
	$(42)	$(61)
NOTE 16. OTHER (INCOME) EXPENSE

	Three Months Ended March 31,
	2022	2021
Interest income	$(20)	$(19)
Pension ongoing income – non-service	(285)	(310)
Other postretirement income – non-service	(10)	(17)
Equity income of affiliated companies	(14)	(14)
(Gain) loss on sale of non-strategic businesses and assets	—	(90)
Foreign exchange	(2)	5
Other (net)	12	3
	$(319)	$(442)
NOTE 17. SEGMENT FINANCIAL DATA
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
25 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Net sales
Aerospace
Products	$1,461	$1,515
Services	1,288	1,117
Total	2,749	2,632
Honeywell Building Technologies
Products	1,082	1,009
Services	347	349
Total	1,429	1,358
Performance Materials and Technologies
Products	1,956	1,869
Services	497	477
Total	2,453	2,346
Safety and Productivity Solutions
Products	1,633	2,016
Services	111	102
Total	1,744	2,118
Corporate and All Other
Services	1	—
Total	1	—
	$8,376	$8,454
Segment profit
Aerospace	$753	$762
Honeywell Building Technologies	336	305
Performance Materials and Technologies	510	434
Safety and Productivity Solutions	253	303
Corporate and All Other	(86)	(29)
Total segment profit	1,766	1,775
Interest and other financial charges	(85)	(90)
Stock compensation expense(a)	(60)	(77)
Pension ongoing income(b)	251	276
Other postretirement income(b)	10	17
Repositioning and other charges(c)	(387)	(141)
Other(d)	10	101
Income before taxes	$1,505	$1,861
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
26 Honeywell International Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions)
The following Management Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the three months ended March 31, 2022. The financial information as of March 31, 2022, should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2021, contained in our 2021 Annual Report on Form 10-K. See Note 3 Acquisitions and Divestitures of Notes to Consolidated Financial Statements for a discussion of acquisition and divestiture activity during the three months ended March 31, 2022.
BUSINESS UPDATE
We continue to monitor several macroeconomic and geopolitical trends, that have impacted our business, including changing conditions from the COVID-19 pandemic, the on-going Russia-Ukraine conflict, inflationary cost pressures, supply chain disruptions, and labor shortages.
COVID-19 UPDATE
The COVID-19 pandemic continues to impact our business operations, and our customers' and suppliers' ability to operate at normal levels. Disruptions in normal operating levels continue to create supply chain disruptions and inflationary cost pressures within our end-markets. We anticipate supply chain constraints, and the inflationary environment will continue during 2022. As such, we implemented short-term and long-term strategies to reduce the impact of current and future effects.
During the first quarter of 2022, governments around the world removed many restrictions on businesses and the general public. We continue to operate our manufacturing sites at normal production levels. As of March 31, 2022, we have returned over 90% of our non-manufacturing employees to the workplace. For our remaining non-manufacturing employees, we continue to utilize our procedures for a phased return of our employees to the workplace.
We continue to actively monitor regional COVID-19 outbreaks, and the related government restrictions and lockdown activities in the areas we operate. To date, the impacts of these actions have not been material.
See the section titled Review of Business Segments for additional information on the impacts of COVID-19, inflationary cost pressures, supply chain disruptions, and labor shortages, to our businesses.
RUSSIA-UKRAINE CONFLICT
In response to the Russian invasion of Ukraine, on March 9, 2022, we suspended substantially all of our sales, distribution, and service activities in Russia and Belarus (the Suspension), any future actions are unknown as we continue to evaluate the situation. During March 2022, we created a Ukraine Relief Fund, allowing employees to make donations to support organizations that are providing direct assistance to Ukrainians and those that are assisting them in the midst of this humanitarian crisis. Through March 31, 2022, employee contributions to this fund, along with the Company match, exceeded $1 million. To further support employees in the impacted region, we accelerated payroll payments to those affected by the conflict and the Suspension of our operations.
Due to the Suspension, sanctions, and deteriorating trade relations, during March 2022, we recorded $183 million of reserves against outstanding accounts receivable, contract assets, and impairments of other assets. The respective impacts to revenues, net income, net assets, cash flow from operations, or our global workforce are not material. For the year ended December 31, 2021, revenues from sales in Russia represented approximately 1% of our global revenues, while assets in Russia represented less than 1% of our total assets. Based on available information to date, the Company’s estimate of potential future impairments on our businesses in Russia would not be material with respect to the Company's consolidated financial position. As the conflict continues to evolve, existing conditions may worsen, or other impacts that are unknown at this time, may arise that could have a material adverse effect on our consolidated financial position.
The Russia-Ukraine conflict caused certain commodity prices to spike, adding to the inflationary pressures in the global economy. We considered the impacts of the conflict on oil and gas prices in our short-term and long-term strategies discussed in the above.
See Item 1A. Risk Factors for additional information on potential risks to our business.
27 Honeywell International Inc.

RESULTS OF OPERATIONS
Consolidated Financial Results
Net Sales by Segment
28 Honeywell International Inc.

Segment Profit by Segment
29 Honeywell International Inc.

CONSOLIDATED OPERATING RESULTS
Net Sales
The change in net sales was attributable to the following:

Q1 2022 Versus Q1 2021
Volume	(6)%
Price	7%
Foreign Currency Translation	(2)%
(1)%
Q1 2022 compared with Q1 2021
Net sales decreased due to the following:
•Lower sales volumes in our Safety and Productivity Solutions segment, and
•The unfavorable impact of foreign currency translation, driven by the strengthening of the U.S. Dollar against the currencies of the majority of our international markets, primarily the Euro, Turkish Lira, Australian Dollar, and British Pound,
•Partially offset by favorable pricing to offset higher direct and indirect material costs and higher labor costs.
30 Honeywell International Inc.

Cost of Products and Services Sold
Q1 2022 compared with Q1 2021
Cost of products and services sold decreased due to the following:
•Lower sales volumes in our Safety and Productivity Solutions business which resulted in lower direct and indirect material costs, and lower labor costs,
•Partially offset by higher direct and indirect material costs and higher labor costs in our other businesses, and higher repositioning and other charges.
Gross Margin
Q1 2022 compared with Q1 2021
Gross margin as a percentage of net sales decreased due to the following:
•Higher repositioning and other charges,
•Partially offset by favorable pricing.
31 Honeywell International Inc.

Selling, General and Administrative Expenses
Q1 2022 compared with Q1 2021
Selling, general and administrative expenses increased due to the following:
•Accrual of reserves against outstanding accounts receivable, contract assets, and impairments of other assets due to the suspension of substantially all of our sales, distribution, and service activities in Russia and Belarus.
Other (Income) Expense

	Three Months Ended March 31,
	2022	2021
Other (Income) Expense	$(319)	$(442)
Q1 2022 compared with Q1 2021
Other income decreased due to the following:
•Prior year gain on sale of the retail footwear business, and
•Lower pension income.

32 Honeywell International Inc.

Tax Expense
Q1 2022 compared with Q1 2021
The effective tax rate increased, and was higher than the U.S. federal statutory rate of 21%, due to the following:
•Accrual of reserves against outstanding accounts receivable, contract assets, and impairments of other assets due to the suspension of substantially all of our sales, distribution, and service activities in Russia and Belarus with no corresponding tax benefit,
•Lower tax benefits for employee share-based compensation, and
•Incremental tax reserves and state taxes,
•Partially offset by the favorable resolution of certain foreign tax matters.
For further discussion of changes in the effective tax rate, see Note 6 Income Taxes of Notes to Consolidated Financial Statements.
Net Income Attributable to Honeywell
Q1 2022 compared to Q1 2021
Earnings per share of common stock–assuming dilution decreased, driven by the following:
•Higher repositioning and other charges, including the accrual of reserves against outstanding accounts receivable, contract assets, and impairments of other assets due to the suspension of substantially all of our sales, distribution, and service activities in Russia and Belarus, and
•Prior year gain on sale of the retail footwear business,
•Partially offset by lower income taxes.
33 Honeywell International Inc.

REVIEW OF BUSINESS SEGMENTS
We globally manage our business operations through four segments: Aerospace, Honeywell Building Technologies, Performance Materials and Technologies, and Safety and Productivity Solutions.
AEROSPACE
Net Sales

	Three Months Ended March 31,
	2022	2021	% Change
Net sales	$2,749	$2,632	4%
Cost of products and services sold	1,759	1,656
Selling, general and administrative and other expenses	237	214
Segment profit	$753	$762	(1)%

	2022 vs. 2021
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit
Organic(1)	5%	(1)%
Foreign currency translation	(1)%	—%
Acquisitions, divestitures and other, net	—%	—%
Total % Change	4%	(1)%
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
34 Honeywell International Inc.

Q1 2022 compared to Q1 2021
Sales increased primarily due to favorable pricing and higher demand from our aftermarket products and services, as flight hours increase from pandemic lows, and commercial OEMs, partially offset by supply chain constraints.
•Commercial Aviation Original Equipment sales increased 11% (increased 11% organic) due to higher demand from air transport, partially offset by lower sales volumes in regional and business aviation.
•Commercial Aviation Aftermarket sales increased 28% (increased 28% organic) due to favorable pricing and higher demand in air transport and regional and business aviation.
•Defense and Space sales decreased 15% (decreased 14% organic) due to lower sales volumes in domestic and international defense.
Cost of products and services sold increased due to higher sales volumes of lower margin products, and higher direct and indirect material costs and higher labor costs.
Segment profit decreased due to higher sales volumes of lower margin products, partially offset by favorable pricing.
HONEYWELL BUILDING TECHNOLOGIES
Net Sales

	Three Months Ended March 31,
	2022	2021	% Change
Net sales	$1,429	$1,358	5%
Cost of products and services sold	839	789
Selling, general and administrative and other expenses	254	264
Segment profit	$336	$305	10%
35 Honeywell International Inc.

	2022 vs. 2021
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit
Organic	8%	14%
Foreign currency translation	(3)%	(4)%
Acquisitions, divestitures and other, net	—%	—%
Total % Change	5%	10%
Q1 2022 compared to Q1 2021
Sales increased due to favorable pricing, partially offset by the unfavorable impact of foreign currency translation.
•Sales in Products increased 12% (increased 14% organic) due to favorable pricing and higher demand for certain product offerings, partially offset by the unfavorable impact of foreign currency translation.
•Sales in Building Solutions decreased 4% (decreased 1% organic) due to lower sales volumes and the unfavorable impact of foreign currency translation, partially offset by favorable pricing.
Cost of products and services sold increased primarily due to higher direct and indirect material costs and higher labor costs, and lower productivity, partially offset by the favorable impact of foreign currency translation and higher volumes of higher margin products.
Segment profit increased due to favorable pricing and higher demand for certain product offerings, partially offset by higher direct and indirect material costs and higher labor costs, and the unfavorable impact of foreign currency translation.
PERFORMANCE MATERIALS AND TECHNOLOGIES
Net Sales

	Three Months Ended March 31,
	2022	2021	% Change
Net sales	$2,453	$2,346	5%
Cost of products and services sold	1,601	1,591
Selling, general and administrative and other expenses	342	321
Segment profit	$510	$434	18%
36 Honeywell International Inc.

	2022 vs. 2021
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit
Organic	6%	19%
Foreign currency translation	(2)%	(1)%
Acquisitions, divestitures and other, net	1%	—%
Total % Change	5%	18%
Q1 2022 compared to Q1 2021
Sales increased due to favorable pricing and the acquisition of Sparta Systems, partially offset by lower sales volumes and the unfavorable impact of foreign currency translation.
•UOP sales decreased 9% (decreased 9% organic) due to lower demand for new oil and gas projects.
•Process Solutions sales increased 5% (increased 7% organic) due to favorable pricing, higher demand for certain products and services, and the acquisition of Sparta Systems, partially offset by the unfavorable impact of foreign currency translation and the impact of the Russia-Ukraine conflict.
•Advanced Materials sales increased 14% (increased 16% organic) due to favorable pricing, partially offset by lower demand for fluorine products and the unfavorable impact of foreign currency translation.
Cost of products and services sold increased due to higher direct and indirect material costs and higher labor costs, partially offset by lower sales volumes and the favorable impact of foreign currency translation.
Segment profit increased due to favorable pricing and higher sales of higher margin products, partially offset by higher direct and indirect material costs and higher labor costs.
SAFETY AND PRODUCTIVITY SOLUTIONS
Net Sales
37 Honeywell International Inc.

	Three Months Ended March 31,
	2022	2021	% Change
Net sales	$1,744	$2,118	(18)%
Cost of products and services sold	1,218	1,550
Selling, general and administrative and other expenses	273	265
Segment profit	$253	$303	(17)%

	2022 vs. 2021
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit
Organic	(15)%	(14)%
Foreign currency translation	(1)%	(1)%
Acquisitions, divestitures and other, net	(2)%	(2)%
Total % Change	(18)%	(17)%
Q1 2022 compared to Q1 2021
Sales decreased due to lower sales volumes, the sale of the retail footwear business, and the unfavorable impact of foreign currency translation, partially offset by favorable pricing.
•Sales in Safety and Retail decreased 31% (decreased 26% organic) due to lower demand of personal protective equipment and the sale of the retail footwear business, partially offset by favorable pricing.
•Sales in Productivity Solutions and Services increased 13% (increased 16% organic) due to favorable pricing and higher demand, partially offset by the unfavorable impact of foreign currency translation.
•Sales in Warehouse and Workflow Solutions decreased 28% (decreased 28% organic) due to lower sales volumes as a result of supply chain constraints and timing of projects.
•Sales in Advanced Sensing Technologies increased 23% (increased 24% organic) due to higher demand and favorable pricing, partially offset by the unfavorable impact of foreign currency translation.
Cost of products and services sold decreased due to lower sales volumes, the divestiture of the retail footwear business, and the favorable impact of foreign currency translation, partially offset by higher direct and indirect material costs and higher labor costs, and lower productivity.
Segment profit decreased primarily due to lower productivity and lower sales volume, partially offset by favorable pricing.
CORPORATE AND ALL OTHER
Corporate and All Other primarily includes unallocated corporate costs, interest expense on holding-company debt, and the controlling majority-owned interest in Quantinuum. Corporate and All Other is not considered a separate reportable business segment as segment reporting criteria is not met for the activities reported with Corporate and All Other. The Company continues to monitor the activities in Corporate and All Other to determine the need for further reportable business segment disaggregation.
REPOSITIONING CHARGES
See Note 5 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in the three months ended March 31, 2022 and 2021. Cash spending related to our repositioning actions was $69 million in the three months ended March 31, 2022, and was funded through operating cash flows.
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
CASH
We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. As of March 31, 2022, and December 31, 2021, we held $9.8 billion and $11.5 billion, respectively, of cash and cash equivalents, including our short-term investments.
BORROWINGS
Consolidated total borrowings were $19.4 billion and $19.6 billion as of March 31, 2022, and December 31, 2021.

	March 31, 2022	December 31, 2021
Commercial paper and other short-term borrowings	$3,526	$3,542
Variable rate notes	622	622
Fixed rate notes	15,231	15,314
Other	197	332
Debt issuance costs	(207)	(211)
Total borrowings	$19,369	$19,599
A source of liquidity is our ability to access the commercial paper market. Commercial paper notes are sold at a discount or premium and have a maturity of not more than 365 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing acquisitions.
We also have the following revolving credit agreements:
•A $1.5 billion 364-Day Credit Agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated March 24, 2022. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 23, 2023, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 23, 2024, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 364-Day Credit Agreement replaced the previously reported $1.5 billion 364-day credit agreement dated as of March 31, 2021, which was terminated in accordance with its terms effective March 24, 2022. As of March 31, 2022, there were no outstanding borrowings under our 364-Day Credit Agreement.
•A $4.0 billion Five Year Credit Agreement (the 5-Year Credit Agreement) with a syndicate of banks, dated March 24, 2022. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 5-Year Credit Agreement amended and restated the previously reported $4.0 billion amended and restated five year credit agreement dated as of March 31, 2021. As of March 31, 2022, there were no outstanding borrowings under our 5-Year Credit Agreement.
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
39 Honeywell International Inc.

CREDIT RATINGS
Our ability to access the global debt capital markets and the related cost of these borrowings is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of March 31, 2022, S&P Global Inc. (S&P), Fitch Ratings Inc. (Fitch), and Moody’s Investor Service (Moody's) have ratings on our debt set forth in the table below:

	S&P	Fitch	Moody's
Outlook	Stable	Stable	Stable
Short-term	A-1	F1	P1
Long-term	A	A	A2
CASH FLOW SUMMARY
Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Three Months Ended March 31,
	2022	2021	Variance
Cash and cash equivalents at beginning of period	$10,959	$14,275	$(3,316)
Operating activities
Net income attributable to Honeywell	1,134	1,427	(293)
Noncash adjustments	537	239	298
Changes in working capital	(815)	42	(857)
Other operating activities	(820)	(730)	(90)
Net cash provided by operating activities	36	978	(942)
Net cash provided by (used for) investing activities	(10)	(1,304)	1,294
Net cash used for financing activities	(1,719)	(2,217)	498
Effect of exchange rate changes on cash	15	(14)	29
Net increase (decrease) in cash and cash equivalents	(1,678)	(2,557)	879
Cash and cash equivalents at end of period	$9,281	$11,718	$(2,437)
Cash provided by operating activities decreased due to an unfavorable impact to working capital and a decrease in net income, partially offset by an increase in noncash adjustments, primarily driven by an increase in repositioning and other charges.
Cash used for investing activities decreased by $1,294 million primarily due to a $1,127 million decrease in cash paid for acquisitions, $205 million net increase in investments, and $197 million cash receipts from Garrett Motion Inc. (Garrett), partially offset by $190 million in proceeds from the 2021 sale of the retail footwear business.
Cash used for financing activities decreased by $498 million primarily due to $777 million decrease of proceeds from the issuance of long-term debt, partially offset by $196 million increase in repurchases of common stock and $44 million decrease in proceeds from the issuance of common stock.
CASH REQUIREMENTS AND ASSESSMENT OF CURRENT LIQUIDITY
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, share repurchases, dividends, strategic acquisitions and debt repayments. On February 12, 2021, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included amounts remaining under, and replaced, the previously approved share repurchase program. During the three months ended March 31, 2022, the Company repurchased common stock of $1,018 million. Refer to the section titled Liquidity and Capital Resources of our 2021 Form 10-K for a discussion of our expected capital expenditures, share repurchases, and dividends for 2022.
We continue to identify opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers and sales of our trade receivables to unaffiliated financial institutions without recourse. The impact of these programs is not material to our overall liquidity.
40 Honeywell International Inc.

We continue to assess the relative strength of each business in our portfolio as to strategic fit, market position, profit, and cash flow contribution in order to identify target investment and acquisition opportunities in order to upgrade our combined portfolio. We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability, or growth potential. These businesses are considered for potential divestiture, restructuring, or other repositioning actions, subject to regulatory constraints.
Based on past performance and current expectations, we believe that our operating cash flows will be sufficient to meet our future operating cash needs. Our available cash, committed credit lines and access to the public debt and equity markets provide additional sources of short-term and long-term liquidity to fund current operations, debt maturities, and future investment opportunities.
See Note 8 Long-term Debt and Credit Agreements of Notes to Consolidated Financial Statements for additional discussion of items impacting our liquidity.
OTHER MATTERS
LITIGATION
We are subject to a number of lawsuits, investigations, and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 14 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of environmental, asbestos and other litigation matters.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to our Critical Accounting Estimates presented in our 2021 Annual Report on Form 10-K. For a discussion of the Company’s Critical Accounting Estimates, see the section titled Critical Accounting Estimates in our 2021 Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2021 Annual Report on Form 10-K. As of March 31, 2022, there has been no material change in this information.
41 Honeywell International Inc.

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
42 Honeywell International Inc.

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
ITEM 1A. RISK FACTORS
Other than as noted below, there have been no material changes to our Risk Factors presented in our 2021 Annual Report on Form 10-K under the section titled Risk Factors. For further discussion of our Risk Factors, refer to the section titled Risk Factors in our 2021 Annual Report on Form 10-K.
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
The U.S. continues to implement certain trade actions, including imposing tariffs on certain goods imported from China and other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs, export controls and sanctions laws imposed by the U.S. on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could increase the cost of our products.
In response to the conflict between Russia and Ukraine, the U.S. and other countries imposed actions including sanctions, export and import controls, and trade restrictions with respect to Russian and Belarusian governments, government-related entities, and other entities and individuals. Further, the Russian government implemented retaliatory actions against the U.S. and other nation members of the North Atlantic Treaty Organization (NATO). Based on available information to date, the Company's estimate of potential future impairments on our businesses in Russia would not be material with respect to the Company's consolidated financial position. As the conflict continues to evolve, existing conditions may worsen, or other impacts, including impacts that are unknown at this time, may arise that could have a material adverse effect on our consolidated financial position, including escalation of the conflict in other regions of Europe, where there is a material portion of our business, and increased tensions between Russia and the U.S. and other NATO members. These impacts may result in increased costs and additional suspensions or exit from certain operations and may adversely affect our ability to meet contractual and financial obligations, results of operations, and financial condition.
43 Honeywell International Inc.

To the extent the current conflict between Russia and Ukraine escalates, it may also negatively impact other risks disclosed in our 2021 Form 10-K and further impact our financial results. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and consumer spending; cybersecurity incidents and other disruptions to our information technology infrastructure or that of our customers and suppliers, including disruptions at our cloud computing, server, systems and other third party IT service providers; adverse changes in international trade policies and relations; our ability to implement and execute our business strategy, particularly in Eastern Europe and surrounding regions; disruptions in global supply chains; terrorist activities targeting U.S. government contractors and/or critical infrastructure; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets.
Operating outside of the U.S. also exposes us to foreign exchange risk, which we monitor and seek to reduce through hedging activities. However, foreign exchange hedging activities bear a financial cost and may not always be available to us or be successful in eliminating such volatility. Finally, we generate significant amounts of cash outside of the U.S. that is invested with financial and non-financial counterparties. While we employ comprehensive controls regarding global cash management to guard against cash or investment loss and to ensure our ability to fund our operations and commitments, a material disruption to the counterparties with whom we transact business could expose Honeywell to financial loss.
Operating outside the U.S. also exposes us to additional intellectual property risk. The laws and enforcement practices of certain jurisdictions in which we operate may not protect our intellectual property rights to the same extent as in the U.S. and may impose joint venture, technology transfer, local service or other foreign investment requirements, and restrictions that potentially compromise control over our technology and proprietary information. Failure of foreign jurisdictions to protect our intellectual property rights, an inability to effectively enforce such rights in foreign jurisdictions, or the imposition of foreign jurisdiction investment or sourcing restrictions or requirements could result in loss of valuable proprietary information and could impact our competitive position and financial results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
During the quarter ended March 31, 2022, Honeywell purchased 5,510,850 shares of its common stock, par value $1 per share. As of March 31, 2022, $6.1 billion remained available for additional share repurchases. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended March 31, 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
January 1-31, 2022	—	$—	—	$7,106
February 1-28, 2022	600,000	$182.29	600,000	$6,996
March 1-31, 2022	4,910,850	$185.06	4,910,850	$6,087
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
44 Honeywell International Inc.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
364-Day Credit Agreement, dated as of March 24, 2022, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as syndication agent (incorporated by reference to Honeywell's Form 8-K filed March 28, 2022)

10.2
Amended and Restated Five-Year Credit Agreement, dated as of March 24, 2022, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto, Bank of America, N.A., as administrative agent and as swing line agent and JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association, as syndication agents (incorporated by reference to Honeywell's Form 8-K filed March 28, 2022).

10.3*	Amendment to the 2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement (filed herewith)
10.4*	Amendment to the 2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement, Form 2 (filed herewith)
10.5*	Amendment to the 2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Stock Option Award Agreement (filed herewith)
10.6*	Amendment to the 2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates–Form of Performance Plan Grant Agreement (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
95	Mine Safety Disclosures (filed herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
The Exhibits identified with an asterisk (*) are management contracts or compensatory plans or arrangements.

45 Honeywell International Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: April 29, 2022	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

46 Honeywell International Inc.