Form 10-Q
period 2022-06-30
HONEYWELL INTERNATIONAL INC
filed 2022-07-28
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
There were 673,692,317 shares of Common Stock outstanding at June 30, 2022.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
We describe many of the trends and other factors that drive our business and future results in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other parts of this report (including Part II, Item 1A Risk Factors). Such discussions contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are those that address activities, events or developments that management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ significantly from those envisaged by our forward-looking statements. We do not undertake to update or revise any of our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, including the impact of the coronavirus pandemic (COVID-19) and the Russia-Ukraine conflict, that can affect our performance in both the near- and long-term. These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission (SEC), including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in this report and our 2021 Annual Report on Form 10-K.

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

PART I. FINANCIAL INFORMATION
The financial statements and related notes as of June 30, 2022, should be read in conjunction with the financial statements for the year ended December 31, 2021, contained in the Company's 2021 Annual Report on Form 10-K.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions, except per share amounts)
Product sales	$6,684	$6,639	$12,816	$13,048
Service sales	2,269	2,169	4,513	4,214
Net sales	8,953	8,808	17,329	17,262
Costs, expenses and other
Cost of products sold	4,673	4,734	9,046	9,285
Cost of services sold	1,373	1,269	2,674	2,427
	6,046	6,003	11,720	11,712
Selling, general and administrative expenses	1,306	1,207	2,737	2,443
Other (income) expense	(190)	(366)	(509)	(808)
Interest and other financial charges	87	83	172	173
	7,249	6,927	14,120	13,520
Income before taxes	1,704	1,881	3,209	3,742
Tax expense	441	434	812	847
Net income	1,263	1,447	2,397	2,895
Less: Net income attributable to the noncontrolling interest	2	17	2	38
Net income attributable to Honeywell	$1,261	$1,430	$2,395	$2,857
Earnings per share of common stock - basic	$1.86	$2.06	$3.51	$4.11
Earnings per share of common stock - assuming dilution	$1.84	$2.04	$3.48	$4.06

The Notes to Consolidated Financial Statements are an integral part of this statement.

1 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net income	$1,263	$1,447	$2,397	$2,895
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(102)	129	24	343
Prior service (credit) cost recognized	(17)	(21)	(34)	(43)
Pension and other postretirement benefit adjustments	(17)	(21)	(34)	(43)
Changes in fair value of available for sale investments	(3)	—	(9)	(3)
Cash flow hedges recognized in other comprehensive income (loss)	31	7	39	15
Less: Reclassification adjustment for gains (losses) included in net income	12	6	15	9
Changes in fair value of cash flow hedges	19	1	24	6
Other comprehensive income (loss), net of tax	(103)	109	5	303
Comprehensive income	1,160	1,556	2,402	3,198
Less: Comprehensive income attributable to the noncontrolling interest	(5)	17	(5)	39
Comprehensive income attributable to Honeywell	$1,165	$1,539	$2,407	$3,159

The Notes to Consolidated Financial Statements are an integral part of this statement.

2 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2022	December 31, 2021
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$8,248	$10,959
Short-term investments	411	564
Accounts receivable, less allowances of $378 and $177, respectively	7,738	6,830
Inventories	5,576	5,138
Other current assets	1,874	1,881
Total current assets	23,847	25,372
Investments and long-term receivables	797	1,222
Property, plant and equipment - net	5,342	5,562
Goodwill	17,528	17,756
Other intangible assets - net	3,385	3,613
Insurance recoveries for asbestos related liabilities	272	322
Deferred income taxes	491	489
Other assets	10,596	10,134
Total assets	$62,258	$64,470
LIABILITIES
Current liabilities:
Accounts payable	$6,245	$6,484
Commercial paper and other short-term borrowings	3,487	3,542
Current maturities of long-term debt	3,099	1,803
Accrued liabilities	7,116	7,679
Total current liabilities	19,947	19,508
Long-term debt	12,491	14,254
Deferred income taxes	2,421	2,364
Postretirement benefit obligations other than pensions	212	208
Asbestos-related liabilities	1,780	1,800
Other liabilities	7,210	7,087
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	8,397	8,141
Common stock held in treasury, at cost	(32,814)	(30,462)
Accumulated other comprehensive loss	(2,883)	(2,895)
Retained earnings	43,883	42,827
Total Honeywell shareowners’ equity	17,541	18,569
Noncontrolling interest	649	673
Total shareowners’ equity	18,190	19,242
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$62,258	$64,470

The Notes to Consolidated Financial Statements are an integral part of this statement.

3 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(Dollars in millions)
Cash flows from operating activities:
Net income	$2,397	$2,895
Less: Net income attributable to the noncontrolling interest	2	38
Net income attributable to Honeywell	2,395	2,857
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	328	335
Amortization	277	290
Gain on sale of non-strategic businesses and assets	—	(90)
Repositioning and other charges	614	242
Net payments for repositioning and other charges	(220)	(358)
Pension and other postretirement income	(521)	(583)
Pension and other postretirement benefit payments	(5)	(27)
Stock compensation expense	113	116
Deferred income taxes	120	101
Other	81	(277)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(904)	(127)
Inventories	(434)	(271)
Other current assets	(38)	(98)
Accounts payable	(240)	402
Accrued liabilities	(741)	(256)
Net cash provided by operating activities	825	2,256
Cash flows from investing activities:
Expenditures for property, plant and equipment	(341)	(406)
Proceeds from disposals of property, plant and equipment	11	14
Increase in investments	(470)	(1,397)
Decrease in investments	646	1,331
Receipts from Garrett Motion Inc.	409	375
Receipts (payments) from settlements of derivative contracts	337	(23)
Cash paid for acquisitions, net of cash acquired	(178)	(1,327)
Proceeds from sales of businesses, net of fees paid	—	190
Net cash provided by (used for) investing activities	414	(1,243)
Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	2,924	2,358
Payments of commercial paper and other short-term borrowings	(2,926)	(2,355)
Proceeds from issuance of common stock	75	114
Proceeds from issuance of long-term debt	1	27
Payments of long-term debt	(89)	(835)
Repurchases of common stock	(2,437)	(1,849)
Cash dividends paid	(1,359)	(1,304)
Other	(21)	(33)
Net cash used for financing activities	(3,832)	(3,877)
Effect of foreign exchange rate changes on cash and cash equivalents	(118)	16
Net decrease in cash and cash equivalents	(2,711)	(2,848)
Cash and cash equivalents at beginning of period	10,959	14,275
Cash and cash equivalents at end of period	$8,248	$11,427

The Notes to Consolidated Financial Statements are an integral part of this statement.

4 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Shares	$	Shares	$	Shares	$	Shares	$
	(In millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		8,326		7,505		8,141		7,292
Issued for employee savings and option plans		18		22		134		158
Stock-based compensation expense		53		39		122		116
Ending balance		8,397		7,566		8,397		7,566
Treasury stock
Beginning balance	(276.9)	(31,420)	(263.0)	(27,975)	(272.8)	(30,462)	(260.8)	(27,229)
Reacquired stock or repurchases of common stock	(7.5)	(1,419)	(4.6)	(1,027)	(13.0)	(2,437)	(8.6)	(1,849)
Issued for employee savings and option plans	0.5	25	0.4	24	1.9	85	2.2	100
Ending balance	(283.9)	(32,814)	(267.2)	(28,978)	(283.9)	(32,814)	(267.2)	(28,978)
Retained earnings
Beginning balance		43,288		40,682		42,827		39,905
Net income attributable to Honeywell		1,261		1,430		2,395		2,857
Dividends on common stock		(666)		(645)		(1,339)		(1,295)
Ending balance		43,883		41,467		43,883		41,467
Accumulated other comprehensive income (loss)
Beginning balance		(2,787)		(3,184)		(2,895)		(3,377)
Foreign exchange translation adjustment		(95)		129		31		342
Pension and other postretirement benefit adjustments		(17)		(21)		(34)		(43)
Changes in fair value of available for sale investments		(3)		—		(9)		(3)
Changes in fair value of cash flow hedges		19		1		24		6
Ending balance		(2,883)		(3,075)		(2,883)		(3,075)
Noncontrolling interest
Beginning balance		686		266		673		241
Acquisitions, divestitures, and other		—		5		—		5
Net income attributable to noncontrolling interest		2		17		2		38
Foreign exchange translation adjustment		(7)		—		(7)		1
Dividends paid		(32)		(24)		(33)		(25)
Contributions from noncontrolling interest holders		—		—		14		4
Ending balance		649		264		649		264
Total shareowners' equity	673.7	18,190	690.4	18,202	673.7	18,190	690.4	18,202
Cash dividends per share of common stock		$0.980		$0.930		$1.960		$1.860

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
Honeywell reports its quarterly financial information using a calendar convention; the first, second, and third quarters are consistently reported as ending on March 31, June 30, and September 30, respectively. It is Honeywell's practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires Honeywell's businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on the Company's business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, Honeywell will provide appropriate disclosures. Honeywell's actual closing dates for the three and six months ended June 30, 2022 and 2021, were July 2, 2022, and July 3, 2021, respectively.
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 3. ACQUISITIONS AND DIVESTITURES
ACQUISITIONS
On January 18, 2022, the Company acquired 100% of the issued and outstanding shares of US Digital Design, Inc., a leading provider of technologies for first responders, for total consideration of $185 million. The business is included within the Honeywell Building Technologies segment. The assets and liabilities acquired with US Digital Designs, Inc. are included in the Consolidated Balance Sheet as of June 30, 2022, including $47 million of intangible assets and $134 million allocated to goodwill, which is deductible for tax purposes. The purchase accounting is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, and tax balances.
DIVESTITURES
During 2022, there were no significant divestitures that closed individually or in the aggregate.
As of June 30, 2022, the Company had no material adjustments for acquisitions or divestitures completed during 2021. See Note 2 Acquisitions and Divestitures of Notes to Consolidated Financial Statements in the Company's 2021 Annual Report on Form 10-K for discussion of acquisitions and divestitures during 2021.
NOTE 4. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
Honeywell generates revenue from a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following table and related discussions by reportable business segment for details.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Aerospace
Commercial Aviation Original Equipment	$527	$436	$1,005	$867
Commercial Aviation Aftermarket	1,208	1,015	2,376	1,925
Defense and Space	1,163	1,315	2,266	2,606
	2,898	2,766	5,647	5,398
Honeywell Building Technologies
Products	936	812	1,815	1,596
Building Solutions	595	595	1,145	1,169
	1,531	1,407	2,960	2,765
Performance Materials and Technologies
UOP	565	571	1,045	1,098
Process Solutions	1,179	1,166	2,331	2,262
Advanced Materials	950	815	1,771	1,538
	2,694	2,552	5,147	4,898
Safety and Productivity Solutions
Safety and Retail	488	616	999	1,359
Productivity Solutions and Services	442	386	833	732
Warehouse and Workflow Solutions	640	867	1,239	1,698
Advanced Sensing Technologies	259	214	502	412
	1,829	2,083	3,573	4,201
Corporate and All Other	1	—	2	—
Net sales	$8,953	$8,808	$17,329	$17,262
7 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
In July 2022, the Company realigned certain business units within the Safety and Productivity Solutions reportable business segment. See Note 18 Subsequent Events for additional information.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The Company recognizes revenue from performance obligations to customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based off timing of recognition is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Products, transferred point in time	61%	58%	60%	58%
Products, transferred over time	14	17	14	18
Net product sales	75	75	74	76
Services, transferred point in time	7	7	8	7
Services, transferred over time	18	18	18	17
Net service sales	25	25	26	24
Net sales	100%	100%	100%	100%
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
Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.
The following table summarizes the Company's contract assets and liabilities balances:

	2022	2021
Contract assets - January 1	$2,060	$1,618
Contract assets - June 30	2,243	1,868
Change in contract assets - increase (decrease)	$183	$250
Contract liabilities - January 1	$(4,290)	$(4,033)
Contract liabilities - June 30	(4,329)	(3,740)
Change in contract liabilities - decrease (increase)	$(39)	$293
Net change	$144	$543
For the three and six months ended June 30, 2022, the Company recognized revenue of $344 million and $1,271 million, respectively, that was previously included in the beginning balance of contract liabilities. For the three and six months ended June 30, 2021, the Company recognized revenue of $441 million and $1,516 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets include $2,213 million and $2,035 million of unbilled balances under long-term contracts as of June 30, 2022 and December 31, 2021, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.
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
The following table outlines the Company's remaining performance obligations disaggregated by segment:

June 30, 2022
Aerospace	$10,538
Honeywell Building Technologies	7,502
Performance Materials and Technologies	7,858
Safety and Productivity Solutions	3,572
Corporate and All Other(1)	3
Total Performance Obligations(2)	$29,473
(1) The remaining performance obligations within Corporate and All Other relate to the Quantinuum business.
(2) Effective March 31, 2022, performance obligations exclude contracts with customers related to Russia as collectability is not reasonably assured.
Performance obligations recognized as of June 30, 2022, will be satisfied over the course of future periods. The Company's disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 61% and 39%, respectively.
The timing of satisfaction of the Company's performance obligations does not significantly vary from the typical timing of payment. Typical payment terms of the Company's fixed-price over time contracts include progress payments based on specified events or milestones, or based on project progress. For some contracts the Company may be entitled to receive an advance payment.
The Company applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less, or (ii) contracts for which the Company recognizes revenue in proportion to the amount the Company has the right to invoice for services performed.
10 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 5. REPOSITIONING AND OTHER CHARGES
A summary of repositioning and other charges follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Severance	$25	$32	$32	$60
Asset impairments	25	45	148	87
Exit costs	41	15	58	64
Reserve adjustments	(37)	(22)	(52)	(21)
Total net repositioning charge	54	70	186	190
Asbestos related litigation charges, net of insurance and reimbursements	40	23	86	44
Probable and reasonably estimable environmental liabilities, net of reimbursements	2	6	16	11
Other	131	2	326	(3)
Total net repositioning and other charges	$227	$101	$614	$242
The following table summarizes the pretax distribution of total net repositioning and other charges by classification:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of products and services sold	$145	$87	$344	$185
Selling, general and administrative expenses	25	14	213	57
Other (income) expense	57	—	57	—
	$227	$101	$614	$242
The following table summarizes the pretax impact of total net repositioning and other charges by segment. These amounts are excluded from segment profit as described in Note 17 Segment Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Aerospace	$15	$9	$36	$57
Honeywell Building Technologies	23	(1)	37	4
Performance Materials and Technologies	88	2	247	7
Safety and Productivity Solutions	15	59	142	96
Corporate and All Other	86	32	152	78
	$227	$101	$614	$242
In the three months ended June 30, 2022, the Company recognized gross repositioning charges totaling $91 million, including severance costs of $25 million related to workforce reductions of 468 manufacturing and administrative positions primarily in our Safety and Productivity Solutions segment. The workforce reductions were primarily related to our productivity and ongoing functional transformation initiatives. The repositioning charge included asset impairments of $25 million related to the write-down of certain manufacturing equipment. The repositioning charge also included exit costs of $41 million primarily related to current period exit costs incurred for new and previously approved repositioning projects and closure obligations associated with site transitions in our Performance Materials and Technologies and Aerospace segments. Also, $37 million of previously established reserves, primarily for severance, were returned to income due to adjustments to the scope of previously announced repositioning actions.
11 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
In the three months ended June 30, 2021, the Company recognized gross repositioning charges totaling $92 million, including severance costs of $32 related to workforce reductions of 3,628 manufacturing and administrative positions mainly in our Safety and Productivity Solutions segment. The workforce reductions were primarily related to the re-alignment of a product line in our Safety and Productivity Solutions segment and to our productivity and ongoing functional transformation initiatives. The repositioning charge included asset impairments of $45 million primarily related to the write-down of certain manufacturing equipment. The repositioning charge also included exit costs of $15 million primarily for current period exit costs incurred for previously approved repositioning projects. Also, $22 million of previously established reserves, primarily for severance, were returned to income due to adjustments to the scope of previously announced repositioning actions.
In the six months ended June 30, 2022, the Company recognized gross repositioning charges totaling $238 million primarily related to closing and relocating the production of certain respiratory manufacturing from a U.S.-based facility to a non-U.S facility in our Safety Productivity and Solutions segment, productivity and ongoing functional transformation initiatives, and other site transitions. The repositioning charge included asset impairments of $148 million related to the write-down of certain manufacturing equipment. The repositioning charge included exit costs of $58 million primarily related to current period exit costs incurred for new and previously approved repositioning projects and closure obligations associated with site transitions in our Performance Materials and Technologies and Aerospace segments. The repositioning charge also included severance costs of $32 million related to workforce reductions of 1,664 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives and to site transitions to more cost-effective locations. Also, $52 million of previously established reserves, primarily for severance, were returned to income due to adjustments to the scope of previously announced repositioning actions.
In the six months ended June 30, 2021, the Company recognized gross repositioning charges totaling $211 million including severance costs of $60 million related to workforce reductions of 4,649 manufacturing and administrative positions mainly in the Company's Safety and Productivity Solutions and Aerospace segments. The workforce reductions were primarily related to the re-alignment of a product line in our Safety and Productivity Solutions segment, site transitions, mainly in Aerospace, to more cost-effective locations, and our productivity and ongoing functional transformation initiatives. The repositioning charge included asset impairments of $87 million primarily related to the write-down of certain manufacturing and other equipment. The repositioning charge included exit costs of $64 million primarily for current period exit costs incurred for previously approved repositioning projects, closure obligations associated with site transitions, and lease obligations for equipment. Also, $21 million of previously established reserves, primarily for severance, were returned to income due to adjustments to the scope of previously announced repositioning actions.
The following table summarizes the status of the Company's total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2021	$289	$—	$122	$411
Charges	32	148	58	238
Usage - cash	(79)	—	(78)	(157)
Usage - noncash	—	(140)	—	(140)
Foreign currency translation	4	—	—	4
Adjustments	(38)	(8)	(6)	(52)
Balance at June 30, 2022	$208	$—	$96	$304
Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the six months ended June 30, 2022 and 2021, were $31 million and $20 million, respectively.
During the three and six months ended June 30, 2022, the Company recognized Other charges of $124 million and $307 million, respectively. The Other charges included costs related to the initial suspension of substantially all of our sales, distribution and service activities in Russian and Belarus (the Suspension) and the Company’s plan to wind down existing businesses and operations in Russia due to the ongoing Russia-Ukraine conflict (the Wind down). Through the Wind down of our businesses and operations, we will seek to collect outstanding accounts receivables, liquidate our inventory and fixed assets, negotiate and settle existing contractual obligations, trade payables and guarantees, and terminate and payout severance to impacted employees.
12 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Other charges include costs recorded by all segments, with the most significant impact within the Performance Materials and Technologies segment. The Other charges include costs recorded in Cost of products sold, Selling, general and administrative expenses, or Other (income) expense on the Consolidated Statement of Operations, based on the nature of each specific charge or accrual of reserve. For the three months ended June 30, 2022, Cost of products and services sold includes $60 million primarily related to inventory reserves and the write-down of other assets, Selling, general and administrative includes $7 million primarily related to employee severance, and Other (income) expense includes $57 million related to foreign exchange revaluation on an intercompany loan with a Russian affiliate and impairment of property, plant and equipment. For the six months ended June 30, 2022, Cost of products and services sold includes $60 million primarily related to inventory reserves and the write-down of other assets, Selling, general and administrative includes $190 million primarily related to reserves against outstanding accounts receivable and contract assets, impairment of intangible assets, the write-down of other assets, and employee severance, and Other (income) expense includes $57 million related to foreign exchange revaluation on an intercompany loan with a Russian affiliate and impairment of property, plant and equipment. For the three and six months ended June 30, 2022, the Other charges does not include a $2 million tax valuation allowance recorded to Tax expense on the Consolidated Statement of Operations, directly attributable to our Wind down of businesses and operations in Russia.
Given the uncertainty inherent in our remaining obligations related to our contracts with Russian counterparties, we do not believe it is possible to develop estimates of reasonably possible loss in excess of current accruals for these matters (other than as specifically set forth above). Based on available information to date, the Company’s estimate of potential future losses or other contingencies related to Suspension and Wind down activities, including any guarantee payments or any litigation costs or as otherwise related to our Wind down in Russia, could adversely affect the Company's consolidated results of operations in the periods recognized but would not be material with respect to the Company's consolidated financial position. See Note 14 Commitments and Contingencies for a discussion of the recognition and measurement of estimate for contingencies.
NOTE 6. INCOME TAXES
The effective tax rate was higher than the U.S. federal statutory rate of 21% and increased during 2022 compared to 2021 primarily due to charges and accrual of reserves directly attributable to the initial Suspension and Wind down of our businesses and operations in Russia with no corresponding tax benefit, an expense related to UOP matters with no corresponding tax benefit, lower tax benefits for employee share-based compensation, and incremental tax reserves and state taxes, partially offset by the favorable resolution of certain foreign tax matters.
NOTE 7. INVENTORIES

	June 30, 2022	December 31, 2021
Raw materials	$1,507	$1,352
Work in process	1,003	861
Finished products	3,066	2,925
	$5,576	$5,138
13 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 8. LONG-TERM DEBT AND CREDIT AGREEMENTS

	June 30, 2022	December 31, 2021
0.483% notes due 2022	$500	$500
2.15% notes due 2022	600	600
Floating rate notes due 2022	600	600
1.30% Euro notes due 2023	1,304	1,416
3.35% notes due 2023	300	300
0.00% Euro notes due 2024	522	566
2.30% notes due 2024	750	750
1.35% notes due 2025	1,250	1,250
2.50% notes due 2026	1,500	1,500
1.10% notes due 2027	1,000	1,000
2.25% Euro notes due 2028	783	849
2.70% notes due 2029	750	750
1.95% notes due 2030	1,000	1,000
1.75% notes due 2031	1,500	1,500
0.75% Euro notes due 2032	522	566
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
2.80% notes due 2050	750	750
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases), 8.7% weighted average interest rate maturing at various dates through 2027	123	332
Debt issuance costs	(203)	(211)
	15,590	16,057
Less-current portion	(3,099)	(1,803)
	$12,491	$14,254
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
As of June 30, 2022, there were no outstanding borrowings under the 5-Year Credit Agreement or the 364-Day Credit Agreement.
14 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 9. LEASES
The Company's operating and finance lease portfolio is described in Note 10 Leases of Notes to Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2022	2021
Net right-of-use assets obtained in exchange for lease obligations:
Operating leases	$64	$243
Finance leases	28	8
Supplemental balance sheet information related to leases was as follows:

	June 30, 2022	December 31, 2021
Operating leases
Other assets	$908	$947
Accrued liabilities	200	185
Other liabilities	798	847
Total operating lease liabilities	$998	$1,032
Financing leases
Property, plant and equipment	$322	$325
Accumulated depreciation	(160)	(177)
Property, plant and equipment - net	$162	$148
Current maturities of long-term debt	64	57
Long-term debt	102	99
Total financing lease liabilities	$166	$156
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
The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheet as of June 30, 2022, and December 31, 2021:

	Notional		Fair Value Asset		Fair Value (Liability)
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Derivatives in Fair Value Hedging Relationships:
Interest rate swap agreements	$3,150	$3,150	$—	$60	$(108)	$—
Derivatives in Cash Flow Hedging Relationships:
Foreign currency exchange contracts	3,637	647	34	4	(3)	—
Commodity contracts	9	—	—	—	(1)	—
Derivatives in Net Investment Hedging Relationships:
Foreign currency exchange contracts	278	746	124	92	—	—
Cross currency swap agreements	1,200	1,200	135	39	—	—
Total Derivatives Designated as Hedging Instruments	8,274	5,743	293	195	(112)	—
Derivatives Not Designated as Hedging Instruments:
Foreign currency exchange contracts	9,374	11,278	384	278	(379)	(282)
Total Derivatives at Fair Value	$17,648	$17,021	$677	$473	$(491)	$(282)
In addition to the derivative instruments listed above, certain of the Company's foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $2,449 million and $4,074 million as of June 30, 2022, and December 31, 2021, respectively.
The following table sets forth the amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

Line in the Consolidated Balance Sheet of Hedged Item	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Long-term debt	$3,042	$3,210	$(108)	$60
The following tables summarize the location and impact to the Consolidated Statement of Operations related to derivative instruments:
16 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Three Months Ended June 30, 2022
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, general and administrative expenses	Other (Income) Expense	Interest and Other Financial Charges
	$8,953	4,673	$1,373	$1,306	$(190)	$87
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	2	11	3	(1)	—	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	—	31
Derivatives designated as hedges	—	—	—	—	—	(31)
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—	3
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	—	281	—

	Three Months Ended June 30, 2021
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, general and administrative expenses	Other (Income) Expense	Interest and Other Financial Charges
	$8,808	$4,734	$1,269	$1,207	$(366)	$83
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	1	2	1	2	—	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	—	(14)
Derivatives designated as hedges	—	—	—	—	—	14
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—	4
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	—	(71)	—
17 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Six Months Ended June 30, 2022
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, general and administrative expenses	Other (Income) Expense	Interest and Other Financial Charges
	$17,329	$9,046	$2,674	$2,737	$(509)	$172
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	3	12	3	—	—	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	—	168
Derivatives designated as hedges	—	—	—	—	—	(168)
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—	7
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	—	347	—

	Six Months Ended June 30, 2021
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, general and administrative expenses	Other (Income) Expense	Interest and Other Financial Charges
	$17,262	$9,285	$2,427	$2,443	$(808)	$173
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	2	3	1	4	—	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	—	80
Derivatives designated as hedges	—	—	—	—	—	(80)
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—	8
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	—	(11)	—
18 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

Derivatives Net Investment Hedging Relationships	Three Months Ended June 30, 2022		Six Months Ended June 30,
	2022	2021	2022	2021
Euro-denominated long-term debt	$184	$(15)	$267	$135
Euro-denominated commercial paper	36	(3)	53	27
Cross currency swap	63	(16)	80	28
Foreign currency exchange contracts	31	14	31	12
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
The following table sets forth the Company’s financial assets and liabilities accounted for at fair value on a recurring basis:

	June 30, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts	$—	$542	$542	$—	$374	$374
Available for sale investments	71	476	547	176	566	742
Interest rate swap agreements	—	—	—	—	60	60
Cross currency swap agreements	—	135	135	—	39	39
Investments in equity securities	23	34	57	34	23	57
Total assets	$94	$1,187	$1,281	$210	$1,062	$1,272
Liabilities:
Foreign currency exchange contracts	$—	$382	$382	$—	$282	$282
Interest rate swap agreements	—	108	108	—	—	—
Commodity contracts	—	1	1	—	—	—
Total liabilities	$—	$491	$491	$—	$282	$282
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
As of June 30, 2022, the Company does not consider any assets or liabilities measured at fair value as level 3.
19 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Short-term investment	$—	$—	$34	$34
Long-term receivables	156	128	170	152
Long-term investment	—	—	366	366
Liabilities
Long-term debt and related current maturities	$15,590	$18,344	$16,057	$17,022
The Company determined the fair value of the long-term receivables by utilizing transactions in the listed markets for identical or similar assets. As such, the fair values of these receivables are considered level 2.
On April 30, 2021, the Company received shares of Garrett Series B Preferred Stock in full and final satisfaction of the Garrett Indemnity and Tax Matters Agreement. As of December 31, 2021, the fair value of the short-term and long-term investments were based on the present value of the mandatory redemptions as reflected within Garrett's Second and Amended and Restated Series B Preferred Stock (Series B Preferred Stock) Certificate of Designation. The present value reflected amortized cost determined by the present value of the mandatory redemptions discounted at 7.25%, which was the rate reflected in the Second Amended and Restated Series B Preferred Stock Certificate of Designation. The discount accreted to interest income over the mandatory redemption period. The investment was designated as held to maturity and was initially recognized at fair value. The fair value of Garrett's Series B Preferred Stock was determined using observable market data and was considered level 2. Fair Value of the Series B Preferred Stock was not impacted by early redemptions until receipt of payment.
On February 18, 2022, Garrett early redeemed $197 million of the Series B Preferred Stock, pursuant to the terms and conditions of the Second Amended and Restated Series B Preferred Stock Certificate of Designation. Immediately following the early redemption, the fair value of the Series B Preferred Stock was $207 million.
On June 28, 2022, Garrett early redeemed all remaining shares of the Series B Preferred Stock in the amount of $212 million, pursuant to the terms and conditions of the Second Amended and Restated Series B Preferred Stock Certificate of Designation. Following the redemption, the Series B Preferred Stock were no longer outstanding.
The Company determined the fair value of the long-term debt and related current maturities utilizing transactions in the listed markets for identical or similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered level 2.

20 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 12. EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
Basic	2022	2021	2022	2021
Net income attributable to Honeywell	$1,261	$1,430	$2,395	$2,857
Weighted average shares outstanding	679.0	693.8	681.8	695.0
Earnings per share of common stock - basic	$1.86	$2.06	$3.51	$4.11

	Three Months Ended June 30,		Six Months Ended June 30,
Assuming Dilution	2022	2021	2022	2021
Net income attributable to Honeywell	$1,261	$1,430	$2,395	$2,857
Average Shares
Weighted average shares outstanding	679.0	693.8	681.8	695.0
Dilutive securities issuable - stock plans	6.0	8.7	6.3	8.5
Total weighted average diluted shares outstanding	685.0	702.5	688.1	703.5
Earnings per share of common stock - assuming dilution	$1.84	$2.04	$3.48	$4.06
The diluted earnings per share calculations exclude the effect of stock options when the options’ exercise price exceed the average market price of the common shares during the period. For the three and six months ended June 30, 2022, the weighted average number of stock options excluded from the computations were 5.6 million and 3.4 million, respectively. For the three and six months ended June 30, 2021, the weighted average number of stock options excluded from the computations were 1.9 million and 1.4 million, respectively.
As of June 30, 2022 and 2021, the total shares outstanding were 673.7 million and 690.4 million, respectively, and as of June 30, 2022 and 2021, total shares issued were 957.6 million.
21 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2021	$(2,478)	$(415)	$1	$(3)	$(2,895)
Other comprehensive income (loss) before reclassifications	34	—	(9)	39	64
Amounts reclassified from accumulated other comprehensive income	(3)	(34)	—	(15)	(52)
Net current period other comprehensive income (loss)	31	(34)	(9)	24	12
Balance at June 30, 2022	$(2,447)	$(449)	$(8)	$21	$(2,883)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2020	$(2,780)	$(601)	$4	$—	$(3,377)
Other comprehensive income (loss) before reclassifications	345	—	(3)	15	357
Amounts reclassified from accumulated other comprehensive income	(3)	(43)	—	(9)	(55)
Net current period other comprehensive income (loss)	342	(43)	(3)	6	302
Balance at June 30, 2021	$(2,438)	$(644)	$1	$6	$(3,075)
NOTE 14. COMMITMENTS AND CONTINGENCIES
ENVIRONMENTAL MATTERS
Honeywell's environmental matters are described in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements in the Company's 2021 Annual Report on Form 10-K.
The following table summarizes information concerning the Company's recorded liabilities for environmental costs:

Balance at December 31, 2021	$618
Accruals for environmental matters deemed probable and reasonably estimable	107
Environmental liability payments	(58)
Balance at June 30, 2022	$667
Environmental liabilities are included in the following balance sheet accounts:

	June 30, 2022	December 31, 2021
Accrued liabilities	$218	$225
Other liabilities	449	393
	$667	$618
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
Reimbursements associated with this agreement are collected from Resideo quarterly and were $35 million and $70 million in the three and six months ended June 30, 2022, respectively, and offset operating cash outflows incurred by the Company. As the Company incurs costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90% of such costs is also recorded. This receivable amount recorded in the six months ended June 30, 2022, was $86 million. As of June 30, 2022, Other current assets and Other assets included $140 million and $473 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.
ASBESTOS MATTERS
Honeywell is named in asbestos-related personal injury claims related to North American Refractories Company (NARCO), which was sold in 1986, and the Bendix Friction Materials (Bendix) business, which was sold in 2014.
The following tables summarize information concerning NARCO and Bendix asbestos-related balances:
ASBESTOS-RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2021	$1,372	$689	$2,061
Accrual for update to estimated liability	31	34	65
Change in estimated cost of future claims	15	—	15
Asbestos-related liability payments	(100)	(25)	(125)
June 30, 2022	$1,318	$698	$2,016
INSURANCE RECOVERIES FOR ASBESTOS-RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2021	$142	$221	$363
Insurance receipts for asbestos-related liabilities	(4)	(46)	(50)
June 30, 2022	$138	$175	$313
23 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NARCO and Bendix asbestos-related balances are included in the following balance sheet accounts:

	June 30, 2022	December 31, 2021
Other current assets	$41	$41
Insurance recoveries for asbestos-related liabilities	272	322
	$313	$363
Accrued liabilities	$236	$261
Asbestos-related liabilities	1,780	1,800
	$2,016	$2,061
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
In accordance with the TA, the Trust is eligible to receive cash dividends from Harbison-Walker International Inc. (HWI), the reorganized and renamed entity that emerged from the NARCO bankruptcy. HWI cash dividends are required to be used to pay asbestos-related claims which qualify for payment under the TDP (Annual Contribution Claims) until those funds are exhausted, at which point the Company’s funding obligation, subject to an annual cap of $145 million, is triggered. The Trust received dividend payments from HWI in 2021 and 2022. The Company is also required to fund amounts owed pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the Trust subject to qualification under the terms of the settlement agreements and TDP (Pre-Established Unliquidated Claims), as well as fund the annual operating costs of the Trust. There is no annual funding cap relative to Pre-Established Unliquidated Claims.
The operating rules per the TDP define criteria claimants must meet for a claim to be considered valid and paid, which include adequate medical evidence of the claimant’s asbestos-related condition and credible evidence of exposure to a specific NARCO asbestos-containing product. The TDP allows Honeywell to audit claim support documents against these criteria. Once operational in 2014, the Trust began to receive, process and pay claims. The Company identified several issues with the way the Trust was adhering to the TDP in audits subsequent to the Trust becoming operational. The Company consistently raised with the Trust concern that the Trust adopted an improper practice of paying claimants who have not demonstrated the requisite exposure. The Trust refused to alter its practices for payment of claims, and in September 2021, Honeywell filed suit against the Trust in the United States Bankruptcy Court for the Western District of Pennsylvania (Bankruptcy Court) alleging that the Trust has breached its duties in managing the Trust, including breaches of certain provisions of the TA and TDP. Honeywell's lawsuit seeks appropriate relief preventing the Trust from continuing these practices. The Trust also filed suit against Honeywell, alleging Honeywell has breached its obligations under the Trust's governing documents. Honeywell moved to dismiss the Trust’s suit, and on December 15, 2021, the Bankruptcy Court granted Honeywell’s motion to dismiss subject to granting the Trust leave to file an amended complaint. On December 28, 2021, the Trust filed an answer with counterclaims in response to Honeywell’s complaint and in lieu of filing an amended complaint. The Bankruptcy Court conducted a trial on these matters during May 2022; the Bankruptcy Court's ruling is pending. At this time, the Company cannot predict the outcome of these matters, or the potential impact on the asbestos-related liabilities.
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
Bendix Products – Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix-related asbestos claims activity:

	Six Months Ended June 30,	Years Ended December 31,
Claims Activity	2022	2021	2020
Claims unresolved at the beginning of period	6,401	6,242	6,480
Claims filed	1,078	2,611	2,233
Claims resolved	(1,467)	(2,452)	(2,471)
Claims unresolved at the end of period	6,012	6,401	6,242

	June 30,	December 31,
Disease Distribution of Unresolved Claims	2022	2021	2020
Mesothelioma and other cancer claims	3,413	3,760	3,422
Nonmalignant claims	2,599	2,641	2,820
Total claims	6,012	6,401	6,242
Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2021	2020	2019	2018	2017
	(in whole dollars)
Malignant claims	$56,000	$61,500	$50,200	$55,300	$56,000
Nonmalignant claims	$400	$550	$3,900	$4,700	$2,800
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
On October 31, 2018, David Kanefsky (Plaintiff), a Honeywell shareholder, filed a putative class action complaint in the U.S. District Court for the District of New Jersey (the Court) alleging violations of the Securities Exchange Act of 1934 and Rule 10b-5 related to the prior accounting for Bendix asbestos claims. An Amended Complaint was filed on December 30, 2019, and on February 7, 2020, the Company filed a Motion to Dismiss. On May 18, 2020, the Court denied the Motion to Dismiss. On December 7, 2021, the parties filed a Stipulation of Settlement (Settlement Agreement) and Plaintiff filed a motion for preliminary approval of the Settlement Agreement, which included payment by Honeywell of $10 million to settle the claims in dispute. On January 18, 2022, the Court approved the motion for preliminary approval of the Settlement Agreement. On May 3, 2022, the Court entered a final judgment and order approving the Settlement Agreement and dismissed the action. Honeywell continues to believe the claims lacked merit and has denied wrongdoing as well as any liability for the claims made against Honeywell in the action.
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
Such matters include:
•Petrobras and Unaoil – The Company continues to cooperate with investigations by the U.S. Department of Justice (DOJ), the Securities and Exchange Commission (SEC), and the Brazilian authorities relating to the Company's use of third parties who previously worked for the Company's UOP business in Brazil in relation to Petróleo Brasileiro S.A. (Petrobras) in connection with a project awarded in 2010. The investigations focus on compliance with the U.S. Foreign Corrupt Practices Act and similar Brazilian laws (UOP Matters), and involve, among other things, document production and interviews with former and current management and employees. The DOJ and the SEC are also examining a matter involving a foreign subsidiary’s prior contract with Unaoil S.A.M. in Algeria executed in 2011. The Company continues to be engaged in discussions with the authorities with respect to a potential comprehensive resolution of these matters.
As the discussions are both ongoing and at different stages with regards to each respective authority, there can be no assurance as to whether the Company will reach a resolution with such authorities or as to the potential timing, terms, or collateral consequences of any such resolution. As a result, the Company cannot predict the ultimate outcome of these UOP Matters or the potential impact on the Company. Based on available information to date, the Company estimates that a potential comprehensive resolution of these UOP Matters would result in a probable loss of approximately $210 million. During 2021, the Company recorded a charge of $160 million related to these UOP Matters in the Company's Consolidated Statement of Operations, and accrued a corresponding liability on the Consolidated Balance Sheet. Based on ongoing discussions with the authorities, during the three months ended June 30, 2022, the Company recorded an additional $50 million related to these UOP Matters in the Company's Consolidated Statement of Operations, and accrued a corresponding liability on the Consolidated Balance Sheet. Amounts payable to authorities pursuant to any potential final comprehensive resolution could differ from the amount recorded in the Company's consolidated financial statements. Based on available information to date, the Company does not expect that any such difference would be material with respect to the Company's consolidated financial position.
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
26 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 15. PENSION BENEFITS
Net periodic pension benefit costs for the Company's significant defined benefit plans include the following components:

Net Periodic Benefit Cost	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$22	$27	$43	$53
Interest cost	95	76	190	153
Expected return on plan assets	(321)	(305)	(641)	(610)
Amortization of prior service (credit)	(11)	(11)	(21)	(22)
	$(215)	$(213)	$(429)	$(426)

Net Periodic Benefit Cost	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$5	$6	$10	$13
Interest cost	26	21	54	40
Expected return on plan assets	(71)	(89)	(146)	(176)
	$(40)	$(62)	$(82)	$(123)
NOTE 16. OTHER (INCOME) EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$(20)	$(23)	$(40)	$(42)
Pension ongoing income – non-service	(283)	(309)	(568)	(619)
Other postretirement income – non-service	(10)	(18)	(20)	(35)
Equity income of affiliated companies	(10)	(18)	(24)	(32)
(Gain) loss on sale of non-strategic businesses and assets	—	1	—	(89)
Foreign exchange	22	13	20	18
Expense related to UOP Matters	50	—	50	—
Expense related to Russia-Ukraine Conflict	57	—	57	—
Other (net)	4	(12)	16	(9)
	$(190)	$(366)	$(509)	$(808)
See Note 14 Commitments and Contingencies for further discussion of the UOP Matters. See Note 5 Repositioning and Other Charges for further discussion of the expense related to the Russia-Ukraine Conflict.
NOTE 17. SEGMENT FINANCIAL DATA
Honeywell globally manages its business operations through four reportable business segments. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance.
27 Honeywell International Inc.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales
Aerospace
Products	$1,574	$1,571	$3,035	$3,086
Services	1,324	1,195	2,612	2,312
Total	2,898	2,766	5,647	5,398
Honeywell Building Technologies
Products	1,179	1,042	2,261	2,051
Services	352	365	699	714
Total	1,531	1,407	2,960	2,765
Performance Materials and Technologies
Products	2,210	2,055	4,166	3,924
Services	484	497	981	974
Total	2,694	2,552	5,147	4,898
Safety and Productivity Solutions
Products	1,721	1,971	3,354	3,987
Services	108	112	219	214
Total	1,829	2,083	3,573	4,201
Corporate and All Other
Services	1	—	2	—
Total	1	—	2	—
	$8,953	$8,808	$17,329	$17,262
Segment profit
Aerospace	$767	$710	$1,520	$1,472
Honeywell Building Technologies	360	315	696	620
Performance Materials and Technologies	601	530	1,111	964
Safety and Productivity Solutions	231	292	484	595
Corporate and All Other	(92)	(54)	(178)	(83)
Total segment profit	1,867	1,793	3,633	3,568
Interest and other financial charges	(87)	(83)	(172)	(173)
Stock compensation expense(a)	(53)	(39)	(113)	(116)
Pension ongoing income(b)	250	272	501	548
Other postretirement income(b)	10	18	20	35
Repositioning and other charges(c)	(227)	(101)	(614)	(242)
Other(d)	(56)	21	(46)	122
Income before taxes	$1,704	$1,881	$3,209	$3,742
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 18. SUBSEQUENT EVENTS
In July 2022, the Company realigned certain business units within the Safety and Productivity Solutions reportable business segment. This realignment does not impact the four reportable business segments identified by the Company. The Company intends to report financial performance based on this realignment effective with the reporting of third quarter 2022 results.
Business units are used in our annual goodwill impairment test. The Company completes its annual goodwill impairment test on March 31 of each year. Based on the results of the annual goodwill impairment test as of March 31, 2022, fair values of the impacted reporting units were in excess of their carrying values.
29 Honeywell International Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions)
The following Management Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the three and six months ended June 30, 2022. The financial information as of June 30, 2022, should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2021, contained in our 2021 Annual Report on Form 10-K. See Note 3 Acquisitions and Divestitures of Notes to Consolidated Financial Statements for a discussion of acquisition and divestiture activity during the six months ended June 30, 2022.
BUSINESS UPDATE
We continue to monitor several macroeconomic and geopolitical trends, that have impacted our business, including changing conditions from the COVID-19 pandemic, the on-going Russia-Ukraine conflict, inflationary cost pressures, supply chain disruptions, and labor shortages.
In July 2022, we will realign certain business units within the Safety and Productivity Solutions reportable business segment. This realignment will not impact the four reportable business segments identified by the Company. We intend to report financial performance based on this realignment effective with the reporting of third quarter 2022 results. See Note 18 Subsequent Events of Notes to the Consolidated Financial Statements for additional information.
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
During the first half of 2022, governments around the world removed many restrictions on businesses and the general public. We continue to operate our manufacturing sites at normal production levels. As of June 30, 2022, we have returned nearly all of our non-manufacturing employees to the workplace.
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
RUSSIA-UKRAINE CONFLICT
In response to the Russian invasion of Ukraine, in March 2022, we suspended substantially all of our sales, distribution, and service activities in Russia and Belarus (the Suspension), and in June 2022, we decided to wind down our existing businesses and operations in Russia (the Wind down). Through the Wind down of our businesses and operations, we will seek to collect outstanding accounts receivables, liquidate our inventory and fixed assets, negotiate and settle existing contractual obligations, trade payables and guarantees, and terminate and payout severance to impacted employees. The Suspension and Wind down impacts all of our reportable business segments, with the most significant impact to our Performance Materials and Technologies segment. In early 2022, we created a Ukraine Relief Fund, allowing employees to make donations to support organizations that are providing direct assistance to Ukrainians and those that are assisting them in the midst of this humanitarian crisis.
30 Honeywell International Inc.

During the three and six months ended June 30, 2022, we recognized $126 million and $309 million, respectively, of charges and the accrual of reserves due to the initial Suspension and Wind down of our businesses and operations. The charges and accrual of reserves during the second quarter of 2022 were primarily related to foreign exchange revaluation on an intercompany loan with a Russian affiliate, inventory reserves, the write-down of other assets, impairment of property, plant and equipment, employee severance, and a tax valuation allowance. The respective impacts to revenues, net income, net assets, cash flow from operations, or our global workforce are not material for the periods recognized. For the year ended December 31, 2021, revenues from sales in Russia represented approximately 1% of our global revenues, while assets in Russia represented less than 1% of our total assets. Based on available information to date, the Company’s estimate of potential future losses or other contingencies related to the Suspension and Wind down activities, including any guarantee payments or any litigation costs or as otherwise related to our Wind down in Russia, could adversely affect the Company's consolidated results of operations in the periods recognized but would not be material with respect to the Company's consolidated financial position. As the conflict continues to evolve, existing conditions may worsen or other impacts that are unknown at this time may arise that could have a material adverse effect on our consolidated financial position.
The Russia-Ukraine conflict caused certain commodity prices to spike, adding to the inflationary pressures in the global economy. We considered the impacts of the conflict on oil and gas prices in our short-term and long-term strategies discussed in the above. Additionally, we continue to assess the current and future impacts of the conflict on already constrained supply chains.
See Item 1A. Risk Factors for additional information on potential risks to our business.
31 Honeywell International Inc.

RESULTS OF OPERATIONS
Consolidated Financial Results

32 Honeywell International Inc.

Net Sales by Segment

33 Honeywell International Inc.

Segment Profit by Segment
34 Honeywell International Inc.

CONSOLIDATED OPERATING RESULTS
Net Sales

Three Months Ended June 30
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$8,953
$8,808
2022
2021

Six Months Ended June 30
$20,000
$16,000
$12,000
$8,000
$4,000
$0
$17,329
$17,262
2022
2021

The change in net sales was attributable to the following:

	Q2 2022 vs. Q2 2021	Year to Date 2022 vs. 2021
Volume	(5)%	(5)%
Price	9%	8%
Foreign Currency Translation	(2)%	(3)%
	2%	—%
Q2 2022 compared with Q2 2021
Net sales increased due to the following:
•Favorable pricing to offset higher direct and indirect material costs and higher labor costs,
•Partially offset by lower sales volumes in our Safety and Productivity Solutions segment, and
•The unfavorable impact of foreign currency translation, driven by the strengthening of the U.S. Dollar against the currencies of the majority of our international markets, primarily the Euro, British Pound, Turkish Lira, Australian Dollar, and Canadian Dollar.

YTD 2022 compared with YTD 2021
Net sales increased due to the following:
•Favorable pricing to offset higher direct and indirect material costs and higher labor costs,
•Partially offset by lower sales volumes in our Safety and Productivity Solutions segment, and
•The unfavorable impact of foreign currency translation, driven by the strengthening of the U.S. Dollar against the currencies of the majority of our international markets, primarily the Euro, British Pound, Turkish Lira, and Australian Dollar.
35 Honeywell International Inc.

Cost of Products and Services Sold
Q2 2022 compared with Q2 2021
Cost of products and services sold increased due to the following:
•Higher direct and indirect material costs and higher labor costs, and
•Higher repositioning and other charges,
•Partially offset by lower sales volumes in our Safety and Productivity Solutions segment, and favorable impact of foreign currency translation.

YTD 2022 compared with YTD 2021
Cost of products and services sold increased due to the following:
•Higher direct and indirect material costs and higher labor costs, and
•Higher repositioning and other charges,
•Partially offset by lower sales volumes in our Safety and Productivity Solutions segment, and favorable impact of foreign currency translation.
36 Honeywell International Inc.

Gross Margin
Q2 2022 compared with Q2 2021
Gross margin as a percentage of net sales increased due to the following:
•Favorable pricing,
•Partially offset by lower gross margins due to higher direct and indirect material costs and higher labor costs, higher repositioning and other charges and lower sales volumes in our Safety and Productivity Solutions segment.

YTD 2022 compared with YTD 2021
Gross margin and Gross margin as a percentage of net sales increased due to the following:
•Favorable pricing,
•Partially offset by lower gross margins due to higher direct and indirect material costs and higher labor costs, higher repositioning and other charges and lower sales volumes in our Safety and Productivity Solutions segment.
37 Honeywell International Inc.

Selling, General and Administrative Expenses
Q2 2022 compared with Q2 2021
Selling, general and administrative expenses increased due to the following:
•Higher repositioning costs, and
•Higher labor costs.

YTD 2022 compared to YTD 2021
Selling, general and administrative expenses increased due to the following:
•Higher repositioning costs,
•Higher labor costs, and
•Charges and accrual of reserves directly attributable to the initial Suspension and Wind down of businesses and operations in Russia.
Other (Income) Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other (Income) Expense	$(190)	$(366)	$(509)	$(808)
Q2 2022 compared with Q2 2021
Other income decreased due to the following:
•Charges and accrual of reserves directly attributable to the initial Suspension and Wind down of businesses and operations in Russia,
•Recognition of an expense related to UOP matters, and
•Lower pension income.

YTD 2022 compared with YTD 2021
Other income decreased due to the following:
•Prior year gain on sale of the retail footwear business,
•Charges and accrual of reserves directly attributable to the initial Suspension and Wind down of businesses and operations in Russia,
•Lower pension income, and
•Recognition of an expense related to UOP matters.
38 Honeywell International Inc.

Tax Expense
Q2 2022 compared with Q2 2021
The effective tax rate increased, and was higher than the U.S. federal statutory rate of 21%, due to the following:
•Charges and accrual of reserves directly attributable to the initial Suspension and Wind down of our businesses and operations in Russia with no corresponding tax benefit,
•Expense related to UOP matters with no corresponding tax benefit,
•Lower tax benefits for employee share-based compensation, and
•Incremental tax reserves and state taxes,
•Partially offset by the favorable resolution of certain foreign tax matters.
For further discussion of changes in the effective tax rate, see Note 6 Income Taxes of Notes to Consolidated Financial Statements.

YTD 2022 compared with YTD 2021
The effective tax rate increased, and was higher than the U.S. federal statutory rate of 21%, due to the following:
•Charges and accrual of reserves directly attributable to the initial Suspension and Wind down of our businesses and operations in Russia with no corresponding tax benefit,
•Expense related to UOP matters with no corresponding tax benefit,
•Lower tax benefits for employee share-based compensation, and
•Incremental tax reserves and state taxes,
•Partially offset by the favorable resolution of certain foreign tax matters.
For further discussion of changes in the effective tax rate, see Note 6 Income Taxes of Notes to Consolidated Financial Statements.
39 Honeywell International Inc.

Net Income Attributable to Honeywell
Q2 2022 compared to Q2 2021
Earnings per share of common stock–assuming dilution decreased, driven by the following:
•Higher repositioning and other charges, including charges and accrual of reserves directly attributable to the initial Suspension and Wind down of businesses and operations in Russia,
•The recognition of an expense related to UOP matters, and
•Lower pension income,
•Partially offset by higher segment profit and the favorable impact of lower share count.

YTD 2022 compared to YTD 2021
Earnings per share of common stock–assuming dilution decreased, driven by the following:
•Higher repositioning and other charges, including charges and accrual of reserves directly attributable to the initial Suspension and Wind down of businesses and operations in Russia,
•Prior year gain on sale of the retail footwear business,
•The recognition of an expense related to UOP matters, and
•Lower pension income,
•Partially offset by higher segment profit, and the favorable impact of lower share count.

40 Honeywell International Inc.

REVIEW OF BUSINESS SEGMENTS
We globally manage our business operations through four segments: Aerospace, Honeywell Building Technologies, Performance Materials and Technologies, and Safety and Productivity Solutions.
AEROSPACE
Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net sales	$2,898	$2,766	5%	$5,647	$5,398	5%
Cost of products and services sold	1,922	1,846		3,681	3,502
Selling, general and administrative and other expenses	209	210		446	424
Segment profit	$767	$710	8%	$1,520	$1,472	3%

	2022 vs. 2021
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic(1)	5%	8%	5%	4%
Foreign currency translation	—%	—%	—%	(1)%
Acquisitions, divestitures and other, net	—%	—%	—%	—%
Total % Change	5%	8%	5%	3%
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
Q2 2022 compared to Q2 2021
Sales increased due to favorable pricing, higher demand for our aftermarket products and services as flight hours increase from pandemic lows, and higher demand from commercial OEMs, partially offset by lower volumes in domestic and international defense.
•Commercial Aviation Original Equipment sales increased 21% (increased 22% organic) due to higher demand in air transport and regional and business aviation.
41 Honeywell International Inc.

•Commercial Aviation Aftermarket sales increased 19% (increased 19% organic) due to higher demand and favorable pricing in air transport and regional and business aviation.
•Defense and Space sales decreased 12% (decreased 11% organic) due to lower sales volumes in domestic and international defense.
Cost of products and services sold increased due to higher direct and indirect material costs and higher labor costs.
Segment profit increased due to favorable pricing, partially offset by higher direct and indirect material costs and higher labor costs.

YTD 2022 compared to YTD 2021
Sales increased due to favorable pricing, and higher demand for our aftermarket products and services, as flight hours increase from pandemic lows, and commercial OEMs, partially offset by lower volumes in domestic and international defense.
•Commercial Aviation Original Equipment sales increased 16% (increased 16% organic) due to higher demand in air transport.
•Commercial Aviation Aftermarket sales increased 23% (increased 24% organic) due to higher demand, and favorable pricing in air transport and regional and business aviation.
•Defense and Space sales decreased 13% (decreased 13% organic) due to lower sales volumes in domestic and international defense.
Cost of products and services sold increased due to higher direct and indirect material costs and higher labor costs and higher sales volumes.
Segment profit increased due to favorable pricing and higher sales volumes, partially offset by offset by higher direct and indirect material costs and higher labor costs.
HONEYWELL BUILDING TECHNOLOGIES
Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net sales	$1,531	$1,407	9%	$2,960	$2,765	7%
Cost of products and services sold	884	822		1,723	1,611
Selling, general and administrative and other expenses	287	270		541	534
Segment profit	$360	$315	14%	$696	$620	12%
42 Honeywell International Inc.

	2022 vs. 2021
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	14%	20%	11%	17%
Foreign currency translation	(6)%	(7)%	(5)%	(6)%
Acquisitions, divestitures and other, net	1%	1%	1%	1%
Total % Change	9%	14%	7%	12%
Q2 2022 compared to Q2 2021
Sales increased due to favorable pricing and higher volumes, partially offset by the unfavorable impact of foreign currency translation.
•Sales in Products increased 15% (increased 20% organic) due to favorable pricing and higher demand for certain product offerings, partially offset by the unfavorable impact of foreign currency translation.
•Sales in Building Solutions were flat (increased 6% organic) due to favorable pricing, offset by unfavorable impact of foreign currency translation.
Cost of products and services sold increased due to higher direct and indirect material costs and higher labor costs and higher volumes of lower margin products, partially offset by the favorable impact of foreign currency translation.
Segment profit increased due to favorable pricing and higher demand for certain product offerings, partially offset by higher direct and indirect material costs and higher labor costs, and the unfavorable impact of foreign currency translation.

YTD 2022 compared to YTD 2021
Sales increased due to favorable pricing and higher sales volumes, partially offset by the unfavorable impact of foreign currency translation.
•Sales in Products increased 14% (increased 17% organic) due to favorable pricing and higher demand for certain product offerings, partially offset by the unfavorable impact of foreign currency translation.
•Sales in Building Solutions decreased 2% (increased 3% organic) due to the unfavorable impact of foreign currency translation and lower sales volumes, partially offset by favorable pricing.
Cost of products and services sold increased due to higher direct and indirect material costs and higher labor costs, lower productivity, and higher sales volumes of lower margin products, partially offset by the favorable impact of foreign currency translation.
Segment profit increased due to favorable pricing, partially offset by higher direct and indirect material costs and higher labor costs and the unfavorable impact of foreign currency translation.
43 Honeywell International Inc.

PERFORMANCE MATERIALS AND TECHNOLOGIES
Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net sales	$2,694	$2,552	6%	$5,147	$4,898	5%
Cost of products and services sold	1,734	1,696		3,335	3,287
Selling, general and administrative and other expenses	359	326		701	647
Segment profit	$601	$530	13%	$1,111	$964	15%

	2022 vs. 2021
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	10%	18%	8%	19%
Foreign currency translation	(4)%	(5)%	(3)%	(4)%
Acquisitions, divestitures and other, net	—%	—%	—%	—%
Total % Change	6%	13%	5%	15%
Q2 2022 compared to Q2 2021
Sales increased due to favorable pricing, partially offset by the unfavorable impact of foreign currency translation and lower sales volumes due to the impact of the Russia-Ukraine conflict.
•UOP sales decreased 1% (decreased 1% organic) due to lower demand for new oil and gas projects and the impact of the Russia-Ukraine conflict, partially offset by favorable pricing.
•Process Solutions sales increased 1% (increased 7% organic) due to favorable pricing and higher demand for certain products and services, partially offset by the unfavorable impact of foreign currency translation, and the impact of the Russia-Ukraine conflict.
•Advanced Materials sales increased 17% (increased 21% organic) due to favorable pricing and higher demand for specialty products, partially offset by the unfavorable impact of foreign currency translation.
Cost of products and services sold increased due to higher direct and indirect material costs and higher labor costs, partially offset by lower sales volumes due to the impact of the Russia-Ukraine conflict and the favorable impact of foreign currency translation.
Segment profit increased due to favorable pricing, partially offset by higher direct and indirect material costs and higher labor costs and lower sales volumes of higher margin products.

44 Honeywell International Inc.

YTD 2022 compared to YTD 2021
Sales increased due to favorable pricing, partially offset by the unfavorable impact of foreign currency translation and lower sales volumes primarily due to the impact of the Russia-Ukraine conflict.
•UOP sales decreased 5% (decreased 5% organic) due to lower demand for new oil and gas projects and the impact of the Russia-Ukraine conflict, partially offset by favorable pricing.
•Process Solutions sales increased 3% (increased 7% organic) due to favorable pricing and higher demand for certain products and services, partially offset by the unfavorable impact of foreign currency translation and the impact of the Russia-Ukraine conflict.
•Advanced Materials sales increased 15% (increased 19% organic) due to favorable pricing and higher demand for specialty products, partially offset by the unfavorable impact of foreign currency translation and lower demand for fluorine products.
Cost of products and services sold increased due to higher direct and indirect material costs and higher labor costs, partially offset by lower sales volumes primarily due to the impact of the Russia-Ukraine conflict and the favorable impact of foreign currency translation.
Segment profit increased due to favorable pricing, partially offset by higher direct and indirect material costs and higher labor costs.
SAFETY AND PRODUCTIVITY SOLUTIONS
Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net sales	$1,829	$2,083	(12)%	$3,573	$4,201	(15)%
Cost of products and services sold	1,310	1,523		2,528	3,073
Selling, general and administrative and other expenses	288	268		561	533
Segment profit	$231	$292	(21)%	$484	$595	(19)%

	2022 vs. 2021
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	(10)%	(18)%	(12)%	(16)%
Foreign currency translation	(2)%	(3)%	(2)%	(2)%
Acquisitions, divestitures and other, net	—%	—%	(1)%	(1)%
Total % Change	(12)%	(21)%	(15)%	(19)%
45 Honeywell International Inc.

Q2 2022 compared to Q2 2021
Sales decreased due to lower sales volumes and the unfavorable impact of foreign currency translation, partially offset by favorable pricing.
•Sales in Safety and Retail decreased 21% (decreased 18% organic) due to lower demand for personal protective equipment, partially offset by favorable pricing.
•Sales in Productivity Solutions and Services increased 14% (increased 19% organic) due to favorable pricing and higher sales volumes (driven by a licensing agreement executed in the second quarter of 2022, discussed below), partially offset by the unfavorable impact of foreign currency translation.
•Sales in Warehouse and Workflow Solutions decreased 26% (decreased 25% organic) due to lower demand and timing of projects.
•Sales in Advanced Sensing Technologies increased 21% (increased 25% organic) due to higher demand and favorable pricing, partially offset by the unfavorable impact of foreign currency translation.
Cost of products and services sold decreased due to lower sales volumes and the favorable impact of foreign currency translation, partially offset by higher direct and indirect material costs and higher labor costs and lower productivity including a write-down of mask inventory.
Segment profit decreased primarily due to lower productivity and lower sales volumes, partially offset by favorable pricing.

YTD 2022 compared to YTD 2021
Sales decreased due to lower sales volumes, the unfavorable impact of foreign currency translation, and the sale of the retail footwear business, partially offset by favorable pricing.
•Sales in Safety and Retail decreased 27% (decreased 22% organic) due to lower demand for personal protective equipment and the sale of the retail footwear business, partially offset by favorable pricing.
•Sales in Productivity Solutions and Services increased 14% (increased 17% organic) due to favorable pricing and higher sales volumes (driven by a licensing agreement executed in the second quarter of 2022, discussed below), partially offset by the unfavorable impact of foreign currency translation.
•Sales in Warehouse and Workflow Solutions decreased 27% (decreased 26% organic) due to lower demand and timing of projects.
•Sales in Advanced Sensing Technologies increased 22% (increased 25% organic) due to higher demand and favorable pricing, partially offset by the unfavorable impact of foreign currency translation.
Cost of products and services sold decreased due to lower sales volumes and the favorable impact of foreign currency translation, partially offset by higher direct and indirect material costs and higher labor costs and lower productivity including a write-down of mask inventory.
Segment profit decreased primarily due to lower productivity and lower sales volumes, partially offset by favorable pricing.
During the second quarter of 2022, our Productivity Solutions and Services business entered into a license and settlement agreement (the Agreement). Under the Agreement, we will receive up to $360 million, paid in equal quarterly installments over eight quarters, beginning with the second quarter of 2022. The Agreement provides each party a license to its existing patent portfolio for use by the other party’s existing products and, resolves all patent-related litigation between the parties.
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
REPOSITIONING CHARGES
See Note 5 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in the six months ended June 30, 2022 and 2021. Cash spending related to our repositioning actions was $157 million in the six months ended June 30, 2022, and was funded through operating cash flows.
46 Honeywell International Inc.

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
CASH
We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. As of June 30, 2022, and December 31, 2021, we held $8.7 billion and $11.5 billion, respectively, of cash and cash equivalents, including our short-term investments.
BORROWINGS
Consolidated total borrowings were $19.1 billion and $19.6 billion as of June 30, 2022, and December 31, 2021.

	June 30, 2022	December 31, 2021
Commercial paper and other short-term borrowings	$3,487	$3,542
Variable rate notes	622	622
Fixed rate notes	15,048	15,314
Other	123	332
Debt issuance costs	(203)	(211)
Total borrowings	$19,077	$19,599
A source of liquidity is our ability to access the commercial paper market. Commercial paper notes are sold at a discount or premium and have a maturity of not more than 365 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing acquisitions.
We also have the following revolving credit agreements:
•A $1.5 billion 364-Day Credit Agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated March 24, 2022. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 23, 2023, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 23, 2024, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 364-Day Credit Agreement replaced the previously reported $1.5 billion 364-day credit agreement dated as of March 31, 2021, which was terminated in accordance with its terms effective March 24, 2022. As of June 30, 2022, there were no outstanding borrowings under our 364-Day Credit Agreement.
•A $4.0 billion Five Year Credit Agreement (the 5-Year Credit Agreement) with a syndicate of banks, dated March 24, 2022. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 5-Year Credit Agreement amended and restated the previously reported $4.0 billion amended and restated five year credit agreement dated as of March 31, 2021. As of June 30, 2022, there were no outstanding borrowings under our 5-Year Credit Agreement.
We also have a current shelf registration statement filed with the Securities and Exchange Commission (SEC) under which we may issue additional debt securities, common stock, and preferred stock that may be offered in one or more offerings on terms to be determined at the time of the offering. We anticipate that net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, share repurchases, capital expenditures and acquisitions.
47 Honeywell International Inc.

CREDIT RATINGS
Our ability to access the global debt capital markets and the related cost of these borrowings is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of June 30, 2022, S&P Global Inc. (S&P), Fitch Ratings Inc. (Fitch), and Moody’s Investor Service (Moody's) have ratings on our debt set forth in the table below:

	S&P	Fitch	Moody's
Outlook	Stable	Stable	Stable
Short-term	A-1	F1	P1
Long-term	A	A	A2
CASH FLOW SUMMARY
Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Six Months Ended June 30,
	2022	2021	Variance
Cash and cash equivalents at beginning of period	$10,959	$14,275	$(3,316)
Operating activities
Net income attributable to Honeywell	2,395	2,857	(462)
Noncash adjustments	931	411	520
Changes in working capital	(1,578)	4	(1,582)
Other operating activities	(923)	(1,016)	93
Net cash provided by operating activities	825	2,256	(1,431)
Net cash provided by (used for) investing activities	414	(1,243)	1,657
Net cash used for financing activities	(3,832)	(3,877)	45
Effect of exchange rate changes on cash	(118)	16	(134)
Net increase (decrease) in cash and cash equivalents	(2,711)	(2,848)	137
Cash and cash equivalents at end of period	$8,248	$11,427	$(3,179)
Cash related to operating activities decreased due to an unfavorable impact to working capital and a decrease in net income, partially offset by an increase in noncash adjustments, primarily driven by an increase in repositioning and other charges, and a gain from the 2021 sale of the retail footwear business.
Cash related to investing activities increased by $1,657 million primarily due to a $1,149 million decrease in cash paid for acquisitions, and $360 million increase in cash receipts from settlements of derivative contracts, partially offset by $242 million net increase in investments, and $190 million in proceeds from the 2021 sale of the retail footwear business.
Cash related to financing activities increased by $45 million primarily due to $746 million decrease in payments of long-term debt, partially offset by $588 million increase in repurchases of common stock and $55 million increase in cash dividends paid.
CASH REQUIREMENTS AND ASSESSMENT OF CURRENT LIQUIDITY
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, share repurchases, dividends, strategic acquisitions and debt repayments. On February 12, 2021, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included amounts remaining under, and replaced, the previously approved share repurchase program. During the six months ended June 30, 2022, the Company repurchased common stock of $2,437 million. Refer to the section titled Liquidity and Capital Resources of our 2021 Form 10-K for a discussion of our expected capital expenditures, share repurchases, and dividends for 2022.
We continue to identify opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers and sales of our trade receivables to unaffiliated financial institutions without recourse. The impact of these programs is not material to our overall liquidity.
48 Honeywell International Inc.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2021 Annual Report on Form 10-K. As of June 30, 2022, there has been no material change in this information.
49 Honeywell International Inc.

ITEM 4. CONTROLS AND PROCEDURES
Honeywell management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure information required to be disclosed in the reports that Honeywell files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer, our Chief Financial Officer, and our Controller, as appropriate, to allow timely decisions regarding required disclosure. There were no changes that materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q.
50 Honeywell International Inc.

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
A significant percentage of our sales and operations is in non-U.S. jurisdictions and is subject to the economic, political, regulatory, foreign exchange, and other risks of international operations, including those from the ongoing Russia-Ukraine conflict.
Our international operations, including U.S. exports, represent more than half of the Company’s sales. Risks related to international operations include exchange control regulations, wage and price controls, antitrust regulations, employment regulations, foreign investment laws, import, export and other trade restrictions (such as sanctions and embargoes), differing levels of protection of intellectual property, acts of industrial espionage, violations by our employees of anti-corruption laws (despite our efforts to mitigate such risk), changes in regulations regarding transactions with state-owned enterprises, nationalization of private enterprises, acts of terrorism, acts of war, civil strife, and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. Instability and uncertainties arising from the global geopolitical environment and the evolving international and domestic political, regulatory, and economic landscape, including the potential for changes in global trade policies, such as sanctions and trade barriers, and trends such as populism, economic nationalism and negative sentiment toward multinational companies, as well as the cost of compliance with increasingly complex and often conflicting regulations worldwide, can impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.
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
In response to the conflict between Russia and Ukraine, the U.S. and other countries imposed actions including sanctions, export and import controls, and trade restrictions with respect to Russian and Belarusian governments, government-related entities, and other entities and individuals. Further, the Russian government implemented retaliatory actions against the U.S. and other nation members of the North Atlantic Treaty Organization (NATO) as well as certain other nations. As a result of these governmental actions, in March 2022, we suspended substantially all of our sales, distribution, and service activities in Russia and Belarus (the Suspension), and in June 2022, we decided to wind down our existing businesses and operations in Russia (the Wind down). Given the uncertainty inherent in our remaining obligations related to our contracts with Russian counterparties, we do not believe it is possible to develop estimates of reasonably possible loss in excess of current accruals for these matters. Based on available information to date, the Company's estimate of potential future losses or other contingencies related to the Suspension and Wind down activities, including guarantee payments or any litigation costs or as otherwise related to our Wind down in Russia, could adversely affect the Company's consolidated results of operations in periods recognized but would not be material with respect to the Company's consolidated financial position. As the conflict continues to evolve, existing conditions may worsen, or other impacts, including escalation of the conflict in other regions of Europe, where there is a material portion of our business, increased tension between Russia and the U.S. and other NATO members and other countries, or other impacts that are unknown at this time, could lead to increased charges and could have a material adverse effect on our consolidated financial position. These impacts may result in increased costs or additional
51 Honeywell International Inc.

impacts on our operations and may adversely affect our ability to meet contractual and financial obligations, results of operations, and financial condition.
To the extent the current conflict between Russia and Ukraine escalates, it may also negatively impact other risks disclosed in our 2021 Form 10-K and Form 10-Q for the period ended March 31, 2022, and further impact our financial results. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and consumer spending; cybersecurity incidents and other disruptions to our information technology infrastructure or that of our customers and suppliers, including disruptions at our cloud computing, server, systems and other third party IT service providers; adverse changes in international trade policies and relations; our ability to implement and execute our business strategy, particularly in Eastern Europe and surrounding regions; disruptions in global supply chains; energy shortages; terrorist activities targeting U.S. government contractors and/or critical infrastructure; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets.
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
During the quarter ended June 30, 2022, Honeywell purchased 7,510,486 shares of its common stock, par value $1 per share. As of June 30, 2022, $4.7 billion remained available for additional share repurchases. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended June 30, 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
April 1-30, 2022	335,486	$189.09	335,486	$6,024
May 1-31, 2022	2,900,000	$194.21	2,900,000	$5,461
June 1-30, 2022	4,275,000	$185.31	4,275,000	$4,668
52 Honeywell International Inc.

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

HONEYWELL INTERNATIONAL INC.

Date: July 28, 2022	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

55 Honeywell International Inc.