Form 10-Q
period 2022-09-30
HONEYWELL INTERNATIONAL INC
filed 2022-10-27
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
There were 672,322,232 shares of Common Stock outstanding at September 30, 2022.

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

PART I. FINANCIAL INFORMATION
The financial statements and related notes as of September 30, 2022, should be read in conjunction with the financial statements for the year ended December 31, 2021, contained in the Company's 2021 Annual Report on Form 10-K.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions, except per share amounts)
Product sales	$6,588	$6,233	$19,404	$19,281
Service sales	2,363	2,240	6,876	6,454
Net sales	8,951	8,473	26,280	25,735
Costs, expenses and other
Cost of products sold	4,630	4,463	13,676	13,748
Cost of services sold	1,351	1,283	4,025	3,710
	5,981	5,746	17,701	17,458
Selling, general and administrative expenses	1,228	1,152	3,965	3,595
Other (income) expense	(337)	(215)	(846)	(1,023)
Interest and other financial charges	98	90	270	263
	6,970	6,773	21,090	20,293
Income before taxes	1,981	1,700	5,190	5,442
Tax expense	432	427	1,244	1,274
Net income	1,549	1,273	3,946	4,168
Less: Net income (loss) attributable to the noncontrolling interest	(3)	16	(1)	54
Net income attributable to Honeywell	$1,552	$1,257	$3,947	$4,114
Earnings per share of common stock - basic	$2.30	$1.82	$5.81	$5.93
Earnings per share of common stock - assuming dilution	$2.28	$1.80	$5.76	$5.86

The Notes to Consolidated Financial Statements are an integral part of this statement.

1 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net income	$1,549	$1,273	$3,946	$4,168
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(423)	(93)	(399)	250
Actuarial (gains) losses recognized during year	—	(1)	—	(1)
Prior service (credit) cost recognized	(10)	(21)	(44)	(64)
Pension and other postretirement benefit adjustments	(10)	(22)	(44)	(65)
Changes in fair value of available for sale investments	2	—	(7)	(3)
Cash flow hedges recognized in other comprehensive income (loss)	27	1	66	16
Less: Reclassification adjustment for gains (losses) included in net income	23	5	38	14
Changes in fair value of cash flow hedges	4	(4)	28	2
Other comprehensive income (loss), net of tax	(427)	(119)	(422)	184
Comprehensive income	1,122	1,154	3,524	4,352
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(17)	15	(22)	54
Comprehensive income attributable to Honeywell	$1,139	$1,139	$3,546	$4,298

The Notes to Consolidated Financial Statements are an integral part of this statement.

2 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2022	December 31, 2021
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$7,449	$10,959
Short-term investments	516	564
Accounts receivable, less allowances of $349 and $177, respectively	7,363	6,830
Inventories	5,501	5,138
Other current assets	1,696	1,881
Total current assets	22,525	25,372
Investments and long-term receivables	807	1,222
Property, plant and equipment - net	5,339	5,562
Goodwill	16,974	17,756
Other intangible assets - net	3,220	3,613
Insurance recoveries for asbestos related liabilities	238	322
Deferred income taxes	437	489
Other assets	10,747	10,134
Total assets	$60,287	$64,470
LIABILITIES
Current liabilities:
Accounts payable	$6,118	$6,484
Commercial paper and other short-term borrowings	3,434	3,542
Current maturities of long-term debt	1,315	1,803
Accrued liabilities	7,242	7,679
Total current liabilities	18,109	19,508
Long-term debt	12,236	14,254
Deferred income taxes	2,406	2,364
Postretirement benefit obligations other than pensions	203	208
Asbestos-related liabilities	1,693	1,800
Other liabilities	7,303	7,087
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	8,460	8,141
Common stock held in treasury, at cost	(33,182)	(30,462)
Accumulated other comprehensive loss	(3,296)	(2,895)
Retained earnings	44,767	42,827
Total Honeywell shareowners’ equity	17,707	18,569
Noncontrolling interest	623	673
Total shareowners’ equity	18,330	19,242
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$60,287	$64,470

The Notes to Consolidated Financial Statements are an integral part of this statement.

3 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(Dollars in millions)
Cash flows from operating activities:
Net income	$3,946	$4,168
Less: Net income (loss) attributable to the noncontrolling interest	(1)	54
Net income attributable to Honeywell	3,947	4,114
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	494	506
Amortization	411	427
Gain on sale of non-strategic businesses and assets	(10)	(95)
Repositioning and other charges	714	338
Net payments for repositioning and other charges	(316)	(505)
Pension and other postretirement income	(778)	(862)
Pension and other postretirement benefit payments	(14)	(29)
Stock compensation expense	163	172
Deferred income taxes	208	189
Other	200	(106)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(660)	(419)
Inventories	(390)	(516)
Other current assets	125	(324)
Accounts payable	(365)	379
Accrued liabilities	(821)	106
Net cash provided by operating activities	2,908	3,375
Cash flows from investing activities:
Expenditures for property, plant and equipment	(525)	(614)
Proceeds from disposals of property, plant and equipment	11	18
Increase in investments	(834)	(1,989)
Decrease in investments	884	1,906
Receipts from Garrett Motion Inc.	409	375
Receipts from settlements of derivative contracts	773	88
Cash paid for acquisitions, net of cash acquired	(178)	(1,334)
Proceeds from sales of businesses, net of fees paid	—	203
Net cash provided by (used for) investing activities	540	(1,347)
Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	5,310	3,640
Payments of commercial paper and other short-term borrowings	(5,324)	(3,637)
Proceeds from issuance of common stock	121	171
Proceeds from issuance of long-term debt	2	2,509
Payments of long-term debt	(1,818)	(3,355)
Repurchases of common stock	(2,827)	(2,499)
Cash dividends paid	(2,028)	(1,950)
Other	(45)	(74)
Net cash used for financing activities	(6,609)	(5,195)
Effect of foreign exchange rate changes on cash and cash equivalents	(349)	(21)
Net decrease in cash and cash equivalents	(3,510)	(3,188)
Cash and cash equivalents at beginning of period	10,959	14,275
Cash and cash equivalents at end of period	$7,449	$11,087

The Notes to Consolidated Financial Statements are an integral part of this statement.

4 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Shares	$	Shares	$	Shares	$	Shares	$
	(In millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		8,397		7,566		8,141		7,292
Issued for employee savings and option plans		12		(10)		146		148
Stock-based compensation expense		51		56		173		172
Ending balance		8,460		7,612		8,460		7,612
Treasury stock
Beginning balance	(283.9)	(32,814)	(267.2)	(28,978)	(272.8)	(30,462)	(260.8)	(27,229)
Reacquired stock or repurchases of common stock	(2.1)	(390)	(2.9)	(650)	(15.1)	(2,827)	(11.5)	(2,499)
Issued for employee savings and option plans	0.7	22	0.9	14	2.6	107	3.1	114
Ending balance	(285.3)	(33,182)	(269.2)	(29,614)	(285.3)	(33,182)	(269.2)	(29,614)
Retained earnings
Beginning balance		43,883		41,467		42,827		39,905
Net income attributable to Honeywell		1,552		1,257		3,947		4,114
Dividends on common stock		(668)		(645)		(2,007)		(1,940)
Ending balance		44,767		42,079		44,767		42,079
Accumulated other comprehensive income (loss)
Beginning balance		(2,883)		(3,075)		(2,895)		(3,377)
Foreign exchange translation adjustment		(409)		(92)		(378)		250
Pension and other postretirement benefit adjustments		(10)		(22)		(44)		(65)
Changes in fair value of available for sale investments		2		—		(7)		(3)
Changes in fair value of cash flow hedges		4		(4)		28		2
Ending balance		(3,296)		(3,193)		(3,296)		(3,193)
Noncontrolling interest
Beginning balance		649		264		673		241
Acquisitions, divestitures, and other		—		—		—		5
Net income (loss) attributable to noncontrolling interest		(3)		16		(1)		54
Foreign exchange translation adjustment		(14)		(1)		(21)		—
Dividends paid		(9)		(7)		(42)		(32)
Contributions from noncontrolling interest holders		—		—		14		4
Ending balance		623		272		623		272
Total shareowners' equity	672.3	18,330	688.4	18,114	672.3	18,330	688.4	18,114
Cash dividends per share of common stock		$0.980		$0.930		$2.940		$2.790

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
Honeywell reports its quarterly financial information using a calendar convention; the first, second, and third quarters are consistently reported as ending on March 31, June 30, and September 30, respectively. It is Honeywell's practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires Honeywell's businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on the Company's business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, Honeywell will provide appropriate disclosures. Honeywell's actual closing dates for the three and nine months ended September 30, 2022 and 2021, were October 1, 2022, and October 2, 2021, respectively.
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
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Topic 405): Disclosure of Supplier Finance Program Obligations, to enhance the transparency of supplier finance programs. The new standard requires annual disclosure of the key terms of the program, a description of where in the financial statements amounts outstanding under the program are presented, a rollforward of such amounts, and interim disclosure of amounts outstanding as of the end of each period. The guidance does not affect recognition, measurement, or financial statement presentation of supplier finance programs. The ASU is effective on January 1, 2023, except for the rollforward, which is effective on January 1, 2024. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 3. ACQUISITIONS AND DIVESTITURES
ACQUISITIONS
On January 18, 2022, the Company acquired 100% of the issued and outstanding shares of US Digital Design, Inc., a leading provider of technologies for first responders, for total consideration of $186 million. The business is included within the Honeywell Building Technologies segment. The assets and liabilities acquired with US Digital Designs, Inc. are included in the Consolidated Balance Sheet as of September 30, 2022, including $53 million of intangible assets and $129 million allocated to goodwill, which is deductible for tax purposes. The purchase accounting is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, and tax balances.
DIVESTITURES
In conjunction with the wind down of our businesses and operations in Russia (the Wind down), on September 2, 2022, the Company completed the sale of an entity domiciled in Russia in exchange for gross cash consideration of less than $1 million. The Company recognized a pre-tax gain of $10 million, which was recorded in Other (income) expense in the Consolidated Statement of Operations, driven by a favorable foreign currency cumulative translation adjustment at the time of sale. The financial results of the entity were previously included in the Performance Materials and Technologies reportable business segment.
In October 2022, the Company completed the sale of two additional entities domiciled in Russia for an immaterial amount. The financial results of the two additional entities are included in the Performance Materials and Technologies, Honeywell Building Technologies, and Safety and Productivity Solutions reportable business segments. The impact of the two additional sales will be reported in fourth quarter 2022 results.
As of September 30, 2022, the Company had no material adjustments for acquisitions or divestitures completed during 2021. See Note 2 Acquisitions and Divestitures of Notes to Consolidated Financial Statements in the Company's 2021 Annual Report on Form 10-K for discussion of acquisitions and divestitures during 2021.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Aerospace
Commercial Aviation Original Equipment	$538	$415	$1,543	$1,282
Commercial Aviation Aftermarket	1,339	1,083	3,715	3,008
Defense and Space	1,099	1,234	3,365	3,840
	2,976	2,732	8,623	8,130
Honeywell Building Technologies
Products	915	787	2,730	2,383
Building Solutions	611	583	1,756	1,752
	1,526	1,370	4,486	4,135
Performance Materials and Technologies
UOP	633	600	1,677	1,698
Process Solutions	1,141	1,160	3,472	3,422
Advanced Materials	946	750	2,718	2,288
	2,720	2,510	7,867	7,408
Safety and Productivity Solutions
Sensing and Safety Technologies	736	748	2,237	2,520
Productivity Solutions and Services	401	411	1,234	1,144
Warehouse and Workflow Solutions	590	702	1,829	2,398
	1,727	1,861	5,300	6,062
Corporate and All Other	2	—	4	—
Net sales	$8,951	$8,473	$26,280	$25,735
In July 2022, the Company realigned certain business units within the Safety and Productivity Solutions reportable business segment. The Safety and Retail business unit, which included our gas detection and safety business, combined with the Advanced Sensing and Technologies business unit to form the Sensing and Safety Technologies business unit. The Company recast historical periods to reflect this realignment.
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
Safety and Productivity Solutions – A global provider of products and software that improve productivity, workplace safety and asset performance to customers around the globe. Sensing and Safety Technologies products include PPE, apparel, gear, and footwear; gas detection technology; custom-engineered sensors, switches and controls for sensing and productivity solutions; and cloud-based notification and emergency messaging. Productivity Solutions products and services include mobile devices and software for computing, data collection, and thermal printing; supply chain and warehouse automation equipment, software and solutions; and software-based data and asset management productivity solutions. Honeywell Forge solutions digitally automate processes to improve efficiency while reducing downtime and safety costs.
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
The Company recognizes revenue from performance obligations to customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based off timing of recognition is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Products, transferred point in time	61%	58%	60%	58%
Products, transferred over time	13	16	14	17
Net product sales	74	74	74	75
Services, transferred point in time	7	9	8	8
Services, transferred over time	19	17	18	17
Net service sales	26	26	26	25
Net sales	100%	100%	100%	100%
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
9 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the Company's contract assets and liabilities balances:

	2022	2021
Contract assets - January 1	$2,060	$1,618
Contract assets - September 30	2,239	2,087
Change in contract assets - increase (decrease)	$179	$469
Contract liabilities - January 1	$(4,290)	$(4,033)
Contract liabilities - September 30	(4,177)	(3,840)
Change in contract liabilities - decrease (increase)	$113	$193
Net change	$292	$662
For the three and nine months ended September 30, 2022, the Company recognized revenue of $362 million and $1,633 million, respectively, that was previously included in the beginning balance of contract liabilities. For the three and nine months ended September 30, 2021, the Company recognized revenue of $225 million and $1,786 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets include $2,208 million and $2,035 million of unbilled balances under long-term contracts as of September 30, 2022 and December 31, 2021, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.
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
The following table outlines the Company's remaining performance obligations disaggregated by segment:

September 30, 2022
Aerospace	$10,974
Honeywell Building Technologies	7,082
Performance Materials and Technologies	7,811
Safety and Productivity Solutions	3,270
Corporate and All Other(1)	4
Total Performance Obligations(2)	$29,141
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Performance obligations recognized as of September 30, 2022, will be satisfied over the course of future periods. The Company's disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 62% and 38%, respectively.
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
NOTE 5. REPOSITIONING AND OTHER CHARGES
A summary of repositioning and other charges follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Severance	$43	$3	$75	$63
Asset impairments	5	20	153	107
Exit costs	20	46	78	110
Reserve adjustments	(2)	3	(54)	(18)
Total net repositioning charge	66	72	252	262
Asbestos related litigation charges, net of insurance and reimbursements	29	24	115	68
Probable and reasonably estimable environmental liabilities, net of reimbursements	3	3	19	14
Other	2	(3)	328	(6)
Total net repositioning and other charges	$100	$96	$714	$338
The following table summarizes the pretax distribution of total net repositioning and other charges by classification:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of products and services sold	$85	$63	$429	$248
Selling, general and administrative expenses	24	33	237	90
Other (income) expense	(9)	—	48	—
	$100	$96	$714	$338
The following table summarizes the pretax impact of total net repositioning and other charges by segment. These amounts are excluded from segment profit as described in Note 17 Segment Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Aerospace	$(2)	$(2)	$34	$55
Honeywell Building Technologies	10	5	47	9
Performance Materials and Technologies	15	5	262	12
Safety and Productivity Solutions	55	40	197	136
Corporate and All Other	22	48	174	126
	$100	$96	$714	$338
11 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
In the three months ended September 30, 2022, the Company recognized gross repositioning charges totaling $68 million, including severance costs of $43 million related to workforce reductions of 1,276 manufacturing and administrative positions primarily in the Company's Safety and Productivity Solutions reportable business segment. The workforce reductions were related to our productivity and ongoing functional transformation initiatives. The repositioning charge included asset impairments of $5 million related to the write-down of certain manufacturing equipment. The repositioning charge also included exit costs of $20 million related to current period costs incurred for closure obligations associated with site transitions in the Company's Safety and Productivity Solutions and Aerospace reportable business segments.
In the three months ended September 30, 2021, the Company recognized gross repositioning charges totaling $69 million, including severance costs of $3 million related to workforce reductions of 603 manufacturing and administrative positions mainly in the Company's Safety and Productivity Solutions reportable business segment. The workforce reductions were primarily related to the re-alignment of a product line in the Company's Safety and Productivity Solutions reportable business segment and to our productivity and ongoing functional transformation initiatives. The repositioning charge included asset impairments of $20 million related to the write-down of certain manufacturing equipment. The repositioning charge also included exit costs of $46 million for current period costs incurred for, closure obligations associated with site transitions, and lease obligations for equipment.
In the nine months ended September 30, 2022, the Company recognized gross repositioning charges totaling $306 million including asset impairments of $153 million for the write-down of certain manufacturing equipment, primarily related to closing and relocating the production of certain respiratory manufacturing from a U.S.-based facility to a non-U.S. facility in the Company's Safety Productivity and Solutions reportable business segment. The repositioning charge included exit costs of $78 million primarily related to current period exit costs incurred for new and previously approved repositioning projects and closure obligations associated with site transitions in the Company's Performance Materials and Technologies and Aerospace reportable business segments. The repositioning charge also included severance costs of $75 million related to workforce reductions of 2,940 manufacturing and administrative positions across our segments. The workforce reductions related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives and to site transitions to more cost-effective locations. Also, $54 million of previously established reserves, primarily for severance, were returned to income due to higher than expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
In the nine months ended September 30, 2021, the Company recognized gross repositioning charges totaling $280 million including severance costs of $63 million related to workforce reductions of 5,252 manufacturing and administrative positions mainly in the Company's Safety and Productivity Solutions and Aerospace reportable business segments. The workforce reductions were primarily related to the re-alignment of a product line in the Company's Safety and Productivity Solutions reportable business segment, site transitions, mainly in the Company's Aerospace reportable business segment, to more cost-effective locations, and our productivity and ongoing functional transformation initiatives. The repositioning charge included asset impairments of $107 million related to the write-down of certain manufacturing and other equipment. The repositioning charge included exit costs of $110 million for current period costs incurred for closure obligations associated with site transitions, and lease obligations for equipment. Also, $18 million of previously established reserves, primarily for severance, were returned to income due to adjustments to the scope of previously announced repositioning actions.
The following table summarizes the status of the Company's total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2021	$289	$—	$122	$411
Charges	75	153	78	306
Usage - cash	(120)	—	(86)	(206)
Usage - noncash	—	(145)	(14)	(159)
Foreign currency translation	(18)	—	(2)	(20)
Adjustments	(40)	(8)	(6)	(54)
Balance at September 30, 2022	$186	$—	$92	$278
Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the nine months ended September 30, 2022 and 2021, were $46 million and $30 million, respectively.
During the three months ended September 30, 2022, the Company recognized a net reduction of Other charges previously recognized of $16 million. The Other charges include costs incurred related to the Wind down of our operations in Russia. The reduction of Other charges primarily relates to a favorable foreign exchange revaluation on an intercompany loan with a Russian affiliate, in addition to the recovery of outstanding accounts receivable previously reserved against, recorded to Other (income) expense and Selling, general and administrative expense on the Consolidated Statement of Operations, respectively. This was partially offset by the recognition of an additional expense for called guarantees recorded to Other (income) expense on the Consolidated Statement of Operations.
12 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
During the nine months ended September 30, 2022, the Company recognized $291 million of Other charges. The Other charges include costs incurred related to the initial suspension (the Suspension) and Wind down of our businesses and operations in Russia. These costs impacted all reportable business segments, with the most significant impact within the Performance Materials and Technologies reportable business segment. The Other charges include costs recorded in Cost of products sold, Selling, general and administrative expenses, or Other (income) expense on the Consolidated Statement of Operations. For the nine months ended September 30, 2022, Cost of products and services sold includes $60 million primarily related to inventory reserves and the write-down of other assets, Selling, general and administrative includes $183 million primarily related to reserves against outstanding accounts receivable and contract assets, impairment of intangible assets, the write-down of other assets, and employee severance, and Other (income) expense includes $48 million related to foreign exchange revaluation on an intercompany loan with a Russian affiliate, impairment of property, plant and equipment, and expenses for called guarantees. For the nine months ended September 30, 2022, the Other charges does not include a $2 million tax valuation allowance recorded to Tax expense on the Consolidated Statement of Operations, directly attributable to our Wind down of businesses and operations in Russia.
Given the uncertainty inherent in the Company's remaining obligations related to our contracts with Russian counterparties, the Company does not believe it is possible to develop estimates of reasonably possible loss in excess of current accruals for these matters (other than as specifically set forth above). Based on available information to date, the Company’s estimate of potential future losses or other contingencies related to Suspension and Wind down activities, including any guarantee payments or any litigation costs or as otherwise related to the Company's Wind down in Russia, could adversely affect the Company's consolidated results of operations in the periods recognized but would not be material with respect to the Company's consolidated financial position. See Note 14 Commitments and Contingencies for a discussion of the recognition and measurement of estimate for contingencies.
NOTE 6. INCOME TAXES
The effective tax rate was higher than the U.S. federal statutory rate of 21% and increased during 2022 compared to 2021 primarily due to charges and accrual of reserves directly attributable to the initial Suspension and Wind down of our businesses and operations in Russia without corresponding tax benefit, an expense related to UOP matters without corresponding tax benefit, lower tax benefits for employee share-based compensation, and incremental tax reserves and state taxes, partially offset by the favorable resolution of certain foreign tax matters.
NOTE 7. INVENTORIES

	September 30, 2022	December 31, 2021
Raw materials	$1,394	$1,352
Work in process	1,041	861
Finished products	3,066	2,925
	$5,501	$5,138
13 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 8. LONG-TERM DEBT AND CREDIT AGREEMENTS

	September 30, 2022	December 31, 2021
0.483% notes due 2022	$—	$500
2.15% notes due 2022	—	600
Floating rate notes due 2022	—	600
1.30% Euro notes due 2023	1,218	1,416
3.35% notes due 2023	300	300
0.00% Euro notes due 2024	487	566
2.30% notes due 2024	750	750
1.35% notes due 2025	1,250	1,250
2.50% notes due 2026	1,500	1,500
1.10% notes due 2027	1,000	1,000
2.25% Euro notes due 2028	731	849
2.70% notes due 2029	750	750
1.95% notes due 2030	1,000	1,000
1.75% notes due 2031	1,500	1,500
0.75% Euro notes due 2032	487	566
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
2.80% notes due 2050	750	750
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases), 7.9% weighted average interest rate maturing at various dates through 2029	282	272
Fair value of hedging instruments	(294)	60
Debt issuance costs	(199)	(211)
	13,551	16,057
Less-current portion	(1,315)	(1,803)
	$12,236	$14,254
On August 8, 2022, the Company repaid its 2.15% and its Floating rate notes due 2022. On August 19, 2022, the Company repaid its 0.483% notes due 2022.
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
As of September 30, 2022, there were no outstanding borrowings under the 5-Year Credit Agreement or the 364-Day Credit Agreement.
14 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 9. LEASES
The Company's operating and finance lease portfolio is described in Note 10 Leases of Notes to Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2022	2021
Net right-of-use assets obtained in exchange for lease obligations:
Operating leases	$86	$290
Finance leases	43	24
Supplemental balance sheet information related to leases was as follows:

	September 30, 2022	December 31, 2021
Operating leases
Other assets	$874	$947
Accrued liabilities	191	185
Other liabilities	771	847
Total operating lease liabilities	$962	$1,032
Financing leases
Property, plant and equipment	$382	$325
Accumulated depreciation	(160)	(177)
Property, plant and equipment - net	$222	$148
Current maturities of long-term debt	73	57
Long-term debt	152	99
Total financing lease liabilities	$225	$156
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
In March 2022, the Company entered into various contracts to mitigate commodity price volatility. The Company's operations subject us to risk related to the price volatility of certain commodities. To mitigate the commodity price risk associated with the Company's operations, the Company enters into commodity derivative instruments. The Company elected to apply hedge accounting to these contracts.
The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheet as of September 30, 2022, and December 31, 2021:

	Notional		Fair Value Asset		Fair Value (Liability)
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Derivatives in Fair Value Hedging Relationships:
Interest rate swap agreements	$3,768	$3,150	$—	$60	$(294)	$—
Derivatives in Cash Flow Hedging Relationships:
Foreign currency exchange contracts	785	647	46	4	(5)	—
Commodity contracts	5	—	—	—	(1)	—
Derivatives in Net Investment Hedging Relationships:
Foreign currency exchange contracts	700	746	156	92	—	—
Cross currency swap agreements	1,200	1,200	203	39	—	—
Total Derivatives Designated as Hedging Instruments	6,458	5,743	405	195	(300)	—
Derivatives Not Designated as Hedging Instruments:
Foreign currency exchange contracts	10,627	11,278	485	278	(493)	(282)
Total Derivatives at Fair Value	$17,085	$17,021	$890	$473	$(793)	$(282)
In addition to the derivative instruments listed above, certain of the Company's foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $3,505 million and $4,074 million as of September 30, 2022, and December 31, 2021, respectively.
The following table sets forth the amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

Line in the Consolidated Balance Sheet of Hedged Item	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Long-term debt	$3,474	$3,210	$(294)	$60
16 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following tables summarize the location and impact to the Consolidated Statement of Operations related to derivative instruments:

	Three Months Ended September 30, 2022
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, general and administrative expenses	Other (Income) Expense	Interest and Other Financial Charges
	$8,951	4,630	$1,351	$1,228	$(337)	$98
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	4	20	6	(2)	—	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	—	186
Derivatives designated as hedges	—	—	—	—	—	(186)
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—	4
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	—	402	—

	Three Months Ended September 30, 2021
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, general and administrative expenses	Other (Income) Expense	Interest and Other Financial Charges
	$8,473	$4,463	$1,283	$1,152	$(215)	$90
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	2	2	1	3	—	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	—	14
Derivatives designated as hedges	—	—	—	—	—	(14)
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—	4
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	—	103	—
17 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Nine Months Ended September 30, 2022
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, general and administrative expenses	Other (Income) Expense	Interest and Other Financial Charges
	$26,280	$13,676	$4,025	$3,965	$(846)	$270
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	7	32	9	(2)	—	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	—	354
Derivatives designated as hedges	—	—	—	—	—	(354)
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—	11
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	—	749	—

	Nine Months Ended September 30, 2021
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, general and administrative expenses	Other (Income) Expense	Interest and Other Financial Charges
	$25,735	$13,748	$3,710	$3,595	$(1,023)	$263
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	4	6	1	7	—	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	—	94
Derivatives designated as hedges	—	—	—	—	—	(94)
Gain or (loss) on net investment hedges:
Foreign Currency Exchange Contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—	12
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	—	92	—
18 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

Derivatives Net Investment Hedging Relationships	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Euro-denominated long-term debt	$207	$67	$474	$202
Euro-denominated commercial paper	41	13	94	40
Cross currency swap	97	25	177	53
Foreign currency exchange contracts	31	6	62	18
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
The following table sets forth the Company’s financial assets and liabilities accounted for at fair value on a recurring basis:

	September 30, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts	$—	$687	$687	$—	$374	$374
Available for sale investments	83	581	664	176	566	742
Interest rate swap agreements	—	—	—	—	60	60
Cross currency swap agreements	—	203	203	—	39	39
Investments in equity securities	16	24	40	34	23	57
Total assets	$99	$1,495	$1,594	$210	$1,062	$1,272
Liabilities:
Foreign currency exchange contracts	$—	$498	$498	$—	$282	$282
Interest rate swap agreements	—	294	294	—	—	—
Commodity contracts	—	1	1	—	—	—
Total liabilities	$—	$793	$793	$—	$282	$282
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
As of September 30, 2022, the Company does not consider any assets or liabilities measured at fair value as level 3.
19 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Short-term investment	$—	$—	$34	$34
Long-term receivables	159	129	170	152
Long-term investment	—	—	366	366
Liabilities
Long-term debt and related current maturities	$13,551	$15,572	$16,057	$17,022
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

20 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 12. EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic	2022	2021	2022	2021
Net income attributable to Honeywell	$1,552	$1,257	$3,947	$4,114
Weighted average shares outstanding	674.1	690.6	679.3	693.6
Earnings per share of common stock - basic	$2.30	$1.82	$5.81	$5.93

	Three Months Ended September 30,		Nine Months Ended September 30,
Assuming Dilution	2022	2021	2022	2021
Net income attributable to Honeywell	$1,552	$1,257	$3,947	$4,114
Average Shares
Weighted average shares outstanding	674.1	690.6	679.3	693.6
Dilutive securities issuable - stock plans	5.5	8.3	6.0	8.4
Total weighted average diluted shares outstanding	679.6	698.9	685.3	702.0
Earnings per share of common stock - assuming dilution	$2.28	$1.80	$5.76	$5.86
The diluted earnings per share calculations exclude the effect of stock options when the options’ exercise price exceed the average market price of the common shares during the period. For the three and nine months ended September 30, 2022, the weighted average number of stock options excluded from the computations were 5.5 million and 3.6 million, respectively. For the three and nine months ended September 30, 2021, the weighted average number of stock options excluded from the computations were 1.9 million and 1.6 million, respectively.
As of September 30, 2022 and 2021, the total shares outstanding were 672.3 million and 688.4 million, respectively, and as of September 30, 2022 and 2021, total shares issued were 957.6 million.
21 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2021	$(2,478)	$(415)	$1	$(3)	$(2,895)
Other comprehensive income (loss) before reclassifications	(375)	—	(7)	66	(316)
Amounts reclassified from accumulated other comprehensive income	(3)	(44)	—	(38)	(85)
Net current period other comprehensive income (loss)	(378)	(44)	(7)	28	(401)
Balance at September 30, 2022	$(2,856)	$(459)	$(6)	$25	$(3,296)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2020	$(2,780)	$(601)	$4	$—	$(3,377)
Other comprehensive income (loss) before reclassifications	250	—	(3)	16	263
Amounts reclassified from accumulated other comprehensive income	—	(65)	—	(14)	(79)
Net current period other comprehensive income (loss)	250	(65)	(3)	2	184
Balance at September 30, 2021	$(2,530)	$(666)	$1	$2	$(3,193)
NOTE 14. COMMITMENTS AND CONTINGENCIES
ENVIRONMENTAL MATTERS
Honeywell's environmental matters are described in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements in the Company's 2021 Annual Report on Form 10-K.
The following table summarizes information concerning the Company's recorded liabilities for environmental costs:

Balance at December 31, 2021	$618
Accruals for environmental matters deemed probable and reasonably estimable	156
Environmental liability payments	(111)
Balance at September 30, 2022	$663
Environmental liabilities are included in the following balance sheet accounts:

	September 30, 2022	December 31, 2021
Accrued liabilities	$217	$225
Other liabilities	446	393
	$663	$618
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
Reimbursements associated with this agreement are collected from Resideo quarterly and were $35 million and $105 million in the three and nine months ended September 30, 2022, respectively, and offset operating cash outflows incurred by the Company. As the Company incurs costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90% of such costs is also recorded. This receivable amount recorded in the nine months ended September 30, 2022, was $116 million. As of September 30, 2022, Other current assets and Other assets included $140 million and $468 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.
ASBESTOS MATTERS
Honeywell is named in asbestos-related personal injury claims related to North American Refractories Company (NARCO), which was sold in 1986, and the Bendix Friction Materials (Bendix) business, which was sold in 2014.
The following tables summarize information concerning NARCO and Bendix asbestos-related balances:
ASBESTOS-RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2021	$1,372	$689	$2,061
Accrual for update to estimated liability	39	48	87
Change in estimated cost of future claims	23	—	23
Asbestos-related liability payments	(147)	(42)	(189)
September 30, 2022	$1,287	$695	$1,982
INSURANCE RECOVERIES FOR ASBESTOS-RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2021	$142	$221	$363
Insurance receipts for asbestos-related liabilities	(4)	(12)	(16)
Insurance receivables settlements	—	(68)	(68)
September 30, 2022	$138	$141	$279
23 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NARCO and Bendix asbestos-related balances are included in the following balance sheet accounts:

	September 30, 2022	December 31, 2021
Other current assets	$41	$41
Insurance recoveries for asbestos-related liabilities	238	322
	$279	$363
Accrued liabilities	$289	$261
Asbestos-related liabilities	1,693	1,800
	$1,982	$2,061
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
NARCO emerged from bankruptcy in April 2013, at which time a federally authorized 524(g) trust was established to evaluate and resolve all existing NARCO asbestos claims (the Trust). Both Honeywell and NARCO are protected by a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos-related claims based on exposure to NARCO asbestos-containing products to be made against the Trust (Channeling Injunction). The NARCO Trust Agreement (TA) and the NARCO Trust Distribution Procedures (TDP) set forth the structure and operating rules of the Trust, and established Honeywell’s evergreen funding obligations.
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The Company and the Trust are discussing a potential settlement of Honeywell’s remaining obligations to the Trust. The potential settlement contemplates, among other things, a lump sum cash payment to the Trust in return for elimination of and Honeywell’s full release from any future obligations to fund (i) claims against the Trust, which comprise Honeywell's NARCO asbestos-related liability, and (ii) the Trust’s annual operating expenses. Material terms and conditions of the potential settlement remain unresolved, and no assurance can be given that a settlement will be reached. Any such settlement would be contingent on (i) approval of the Bankruptcy Court, and (ii) a final Bankruptcy Court order that (A) the Channeling Injunction will remain in effect, and (B) Honeywell shall be released from any and all liabilities for any current or future claims based on exposure to NARCO asbestos-containing products without regard to ongoing solvency of the Trust. In the event a final settlement approved by the Bankruptcy Court is reached, the Company would remove the NARCO asbestos-related liability from the Company’s consolidated balance sheet. In the event a final settlement is not reached, the Company will continue to preserve all its available rights. The Company anticipates the amount of the potential lump-sum payment would exceed the currently reserved NARCO asbestos-related liability. Based on available information to date, the Company does not expect the impact of any settlement would be material with respect to the Company’s consolidated financial position.
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
The NARCO asbestos-related liability reflects an estimate for the resolution of Annual Contribution Claims and Pre-Established Unliquidated Claims filed with the Trust, as well as for unasserted Annual Contribution Claims and Pre-Established Unliquidated Claims. The NARCO asbestos-related liability excludes the annual operating expenses of the Trust which are expensed as they are incurred (approximately $21 million in 2021).
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
Bendix Products – Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix-related asbestos claims activity:

	Nine Months Ended September 30,	Years Ended December 31,
Claims Activity	2022	2021	2020
Claims unresolved at the beginning of period	6,401	6,242	6,480
Claims filed	1,486	2,611	2,233
Claims resolved	(2,154)	(2,452)	(2,471)
Claims unresolved at the end of period	5,733	6,401	6,242

	September 30,	December 31,
Disease Distribution of Unresolved Claims	2022	2021	2020
Mesothelioma and other cancer claims	3,395	3,760	3,422
Nonmalignant claims	2,338	2,641	2,820
Total claims	5,733	6,401	6,242
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
As the discussions are both ongoing and at different stages with regards to each respective authority, there can be no assurance as to whether the Company will reach a resolution with such authorities or as to the potential timing, terms, or collateral consequences of any such resolution. As a result, the Company cannot predict the ultimate outcome of these UOP Matters or the potential impact on the Company. Based on available information to date, the Company estimates that a potential comprehensive resolution of these UOP Matters would result in a probable loss of approximately $210 million. During the third quarter of 2021, the Company recorded a charge of $160 million related to these UOP Matters in the Company's Consolidated Statement of Operations, and accrued a corresponding liability on the Consolidated Balance Sheet. Based on ongoing discussions with the authorities, during the second quarter of 2022, the Company recorded an additional $50 million related to these UOP Matters in the Company's Consolidated Statement of Operations, and accrued a corresponding liability on the Consolidated Balance Sheet. Amounts payable to authorities pursuant to any potential final comprehensive resolution could differ from the amount recorded in the Company's consolidated financial statements. Based on available information to date, the Company does not expect that any such difference would be material with respect to the Company's consolidated financial position.
Given the uncertainty inherent in litigation and investigations, the Company does not believe it is possible to develop estimates of reasonably possible losses (or a range of possible losses) in excess of current accruals for commitment and contingency matters, including those discussed in this Note 14. Considering the Company's past experience and existing accruals, the Company does not expect the outcome of such matters, either individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial position. Because most contingencies are resolved over long periods of time, potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause the Company to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on the Company's consolidated results of operations or operating cash flows in the periods recognized or paid.
NOTE 15. PENSION BENEFITS
Net periodic pension benefit costs for the Company's significant defined benefit plans include the following components:

Net Periodic Benefit Cost	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$21	$26	$64	$79
Interest cost	95	77	285	230
Expected return on plan assets	(320)	(305)	(961)	(915)
Amortization of prior service (credit)	(11)	(11)	(32)	(33)
	$(215)	$(213)	$(644)	$(639)

Net Periodic Benefit Cost	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$5	$7	$15	$20
Interest cost	25	18	79	58
Expected return on plan assets	(67)	(87)	(213)	(263)
	$(37)	$(62)	$(119)	$(185)
27 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 16. OTHER (INCOME) EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$(37)	$(28)	$(77)	$(70)
Pension ongoing income – non-service	(279)	(306)	(847)	(925)
Other postretirement income – non-service	(10)	(18)	(30)	(53)
Equity income of affiliated companies	(19)	(21)	(43)	(53)
(Gain) loss on sale of non-strategic businesses and assets	(10)	(5)	(10)	(94)
Foreign exchange	12	4	32	22
Expense related to UOP Matters	—	160	50	160
Expense related to Russia-Ukraine Conflict	(9)	—	48	—
Other (net)	15	(1)	31	(10)
	$(337)	$(215)	$(846)	$(1,023)
See Note 14 Commitments and Contingencies for further discussion of the UOP Matters. See Note 5 Repositioning and Other Charges for further discussion of the expense related to the Russia-Ukraine Conflict. See Note 3 for further discussion on the gain on sale of non-strategic business.
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
28 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales
Aerospace
Products	$1,586	$1,461	$4,621	$4,547
Services	1,390	1,271	4,002	3,583
Total	2,976	2,732	8,623	8,130
Honeywell Building Technologies
Products	1,169	1,014	3,430	3,065
Services	357	356	1,056	1,070
Total	1,526	1,370	4,486	4,135
Performance Materials and Technologies
Products	2,228	2,007	6,394	5,931
Services	492	503	1,473	1,477
Total	2,720	2,510	7,867	7,408
Safety and Productivity Solutions
Products	1,605	1,751	4,959	5,738
Services	122	110	341	324
Total	1,727	1,861	5,300	6,062
Corporate and All Other
Services	2	—	4	—
Total	2	—	4	—
	$8,951	$8,473	$26,280	$25,735
Segment profit
Aerospace	$818	$740	$2,338	$2,212
Honeywell Building Technologies	368	322	1,064	942
Performance Materials and Technologies	615	558	1,726	1,522
Safety and Productivity Solutions	271	245	755	840
Corporate and All Other	(120)	(72)	(298)	(155)
Total segment profit	1,952	1,793	5,585	5,361
Interest and other financial charges	(98)	(90)	(270)	(263)
Stock compensation expense(a)	(50)	(56)	(163)	(172)
Pension ongoing income(b)	247	261	748	809
Other postretirement income(b)	10	18	30	53
Repositioning and other charges(c)	(100)	(96)	(714)	(338)
Other(d)	20	(130)	(26)	(8)
Income before taxes	$1,981	$1,700	$5,190	$5,442

(a)	Amounts included in Selling, general and administrative expenses.
(b)	Amounts included in Cost of products and services sold, Selling, general and administrative expenses (service cost component) and Other (income) expense (non-service cost component).
(c)	Amounts included in Cost of products and services sold, Selling, general and administrative expenses, and Other (income) expense.
(d)	Amounts include the other components of Other (income) expense not included within other categories in this reconciliation. Equity income of affiliated companies is included in segment profit.
29 Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 18. SUBSEQUENT EVENTS
See Note 3 Acquisitions and Divestitures for information on the sale of two entities, domiciled in Russia, completed during October 2022.
30 Honeywell International Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions)
The following Management Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the three and nine months ended September 30, 2022. The financial information as of September 30, 2022, should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2021, contained in our 2021 Annual Report on Form 10-K. See Note 3 Acquisitions and Divestitures of Notes to Consolidated Financial Statements for a discussion of acquisition and divestiture activity during the nine months ended September 30, 2022.
BUSINESS UPDATE
In July 2022, we realigned certain business units within the Safety and Productivity Solutions reportable business segment. The Safety and Retail business unit, which included our gas detection and safety business, combined with the Advanced Sensing and Technologies business unit to form the Sensing and Safety Technologies business unit. This realignment provides opportunities to capitalize on shared synergies and core technologies resulting in greater value for our customers and the markets we serve. We recast historical periods to reflect this realignment.
On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act of 2022 into law. The bill includes numerous tax provisions, including a 15% corporate minimum tax as well as a 1% excise tax on share repurchases. We continue to evaluate the impact of this law on our operations; at this point, the legislation is not expected to have a material impact on our consolidated financial statements.
MACROECONOMIC CONDITIONS
We continue to monitor the ongoing impacts of current macroeconomic and geopolitical events, including changing conditions from the COVID-19 pandemic, the on-going Russia-Ukraine conflict, inflationary cost pressures, supply chain disruptions, and labor shortages.
The COVID-19 pandemic impacted our business operations, and our customers' and suppliers' ability to operate at normal levels. Disruptions in normal operating levels continue to create supply chain disruptions and inflationary cost pressures within our end-markets. We anticipate supply chain constraints, and the inflationary environment will continue for the remainder of 2022 and into 2023. As such, we implemented short-term and long-term strategies to reduce the impact of current and future effects.
Our mitigation strategies include pricing actions, material supply tracking tools, refinement of escalation processes to communicate supply shortages, and direct engagement with key suppliers to meet customer demand. Where we cannot supply key components or raw materials, we alter existing products or develop new products to satisfy current and changing demand. Alterations to existing products or the development of new products undergo product quality controls and engineering qualification, prior to releasing to our customers. Further, our relationships with primary and secondary suppliers allow us to reliably source key components and raw materials. We believe these mitigation strategies enable us to reduce supply risk, accelerate new product innovation, and expand our penetration in the markets we serve.
The Russia-Ukraine conflict also continues to create volatility in global financial and energy markets, creating energy and supply chain shortages, adding to the inflationary pressures in the global economy. We continue to actively work with our suppliers to minimize impacts of supply shortages on our manufacturing capabilities, and we implemented strategies to reduce our reliance on natural gas at critical sites in Europe.
If we are not successful in sustaining or executing these strategies these macroeconomic conditions could have a material adverse effect on our consolidated results of operations or operating cash flows.
See the section titled Review of Business Segments for additional information on the impacts of inflationary cost pressures, supply chain disruptions, and labor shortages to our businesses.
31 Honeywell International Inc.

COVID-19 UPDATE
During 2022, governments around the world removed many restrictions on businesses and the general public. Our manufacturing sites continue to operate at normal production levels. As of September 30, 2022, we returned nearly all of our non-manufacturing employees to the workplace.
We continue to actively monitor regional COVID-19 outbreaks, and the related government restrictions and lockdown activities in the areas we operate, particularly within areas of Asia. To date, the impacts of these actions have not been material.
See the section titled Review of Business Segments for additional information on the impacts of COVID-19 to our businesses.
RUSSIA-UKRAINE CONFLICT
The Russia-Ukraine conflict continues to negatively impact our businesses and operations, and drive global economic and political uncertainty. In response to the Russian invasion of Ukraine, in March 2022, we suspended substantially all of our sales, distribution, and service activities in Russia and Belarus (the Suspension). In June 2022, we approved a plan to wind down our existing businesses and operations in Russia (the Wind down). During the third quarter of 2022, we completed the sale of one of our entities domiciled in Russia. In October 2022, we completed the sale of two additional entities. For our two remaining entities, we are pursuing a voluntary liquidation strategy to completely exit our businesses and operations in Russia. The Suspension and Wind down impacts all reportable business segments, with the most significant impact to our Performance Materials and Technologies reportable business segment.
The impacts to revenue, net income, net assets, cash flow from operations, or our global workforce for the periods recognized are not material to our consolidated results of operations and consolidated financial position. For the year ended December 31, 2021, revenue from sales in Russia represented approximately 1% of our global revenues, and assets in Russia represented less than 1% of our total assets. Our estimate of potential future losses or other contingencies related to the Suspension and Wind down activities, including any guarantee payments or any litigation costs or as otherwise related to our Wind down in Russia, could adversely affect our consolidated results of operations in the periods recognized but would not be material with respect to our consolidated financial position. As the conflict evolves, existing conditions may worsen or other impacts that are unknown at this time may arise that could have a material adverse effect on our consolidated financial position.
See the section titled Review of Business Segments for additional information on the impacts of the Russia-Ukraine conflict to our businesses.
See Note 3 Acquisition and Divestitures and Note 5 Repositioning of Notes to Consolidated Financial Statements for additional information on the Sale and Other charges recognized related to the Suspension and Wind down, respectively.
See Item 1A. Risk Factors for additional information on potential risks to our business.
32 Honeywell International Inc.

RESULTS OF OPERATIONS
Consolidated Financial Results

33 Honeywell International Inc.

Net Sales by Segment

34 Honeywell International Inc.

Segment Profit by Segment
35 Honeywell International Inc.

CONSOLIDATED OPERATING RESULTS
Net Sales

Three Months Ended September 30
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$8,951
$8,473
2022
2021

Nine Months Ended September 30

$28,000
$24,000
$20,000
$16,000
$12,000
$8,000
$4,000
$0
$26,280
$25,735
2022
2021

The change in net sales was attributable to the following:

	Q3 2022 vs. Q3 2021	Year to Date 2022 vs. 2021
Volume	(2)%	(4)%
Price	11%	9%
Foreign Currency Translation	(3)%	(3)%
	6%	2%

Q3 2022 compared with Q3 2021
Net sales increased due to the following:
•Favorable pricing to offset higher direct and indirect material costs and higher labor costs,
•Partially offset by lower sales volumes in our Safety and Productivity Solutions reportable business segment, and
•The unfavorable impact of foreign currency translation, driven by the strengthening of the U.S. Dollar against the currencies of the majority of our international markets, primarily the Euro, British Pound, Turkish Lira, and Chinese Renminbi.

YTD 2022 compared with YTD 2021
Net sales increased due to the following:
•Favorable pricing to offset higher direct and indirect material costs and higher labor costs,
•Partially offset by lower sales volumes in our Safety and Productivity Solutions reportable business segment, and
•The unfavorable impact of foreign currency translation, driven by the strengthening of the U.S. Dollar against the currencies of the majority of our international markets, primarily the Euro, British Pound, Turkish Lira, and Australian Dollar.
36 Honeywell International Inc.

Cost of Products and Services Sold

Three Months Ended September 30
$7,000
$5,600
$4,200
$2,800
$1,400
$0
$5,981
$5,746
2022
2021

Nine Months Ended September 30
$20,000
$16,000
$12,000
$8,000
$4,000
$0
$17,701
$17,458
2022
2021

Q3 2022 compared with Q3 2021
Cost of products and services sold increased due to the following:
•Higher direct and indirect material costs and higher labor costs, and
•Higher repositioning and other charges,
•Partially offset by lower sales volumes in our Safety and Productivity Solutions reportable business segment, and favorable impact of foreign currency translation.

YTD 2022 compared with YTD 2021
Cost of products and services sold increased due to the following:
•Higher direct and indirect material costs and higher labor costs, and
•Higher repositioning and other charges,
•Partially offset by lower sales volumes in our Safety and Productivity Solutions reportable business segment, and favorable impact of foreign currency translation.
37 Honeywell International Inc.

Gross Margin
Q3 2022 compared with Q3 2021
Gross margin and Gross margin as a percentage of net sales increased due to the following:
•Favorable pricing,
•Partially offset by lower gross margins due to higher direct and indirect material costs and higher labor costs, higher repositioning and other charges, and lower sales volumes in our Safety and Productivity Solutions reportable business segment.

YTD 2022 compared with YTD 2021
Gross margin and Gross margin as a percentage of net sales increased due to the following:
•Favorable pricing,
•Partially offset by lower gross margins due to higher direct and indirect material costs and higher labor costs, higher repositioning and other charges and lower sales volumes in our Safety and Productivity Solutions reportable business segment.
38 Honeywell International Inc.

Selling, General and Administrative Expenses
Q3 2022 compared with Q3 2021
Selling, general and administrative expenses increased primarily due to higher labor costs.

YTD 2022 compared to YTD 2021
Selling, general and administrative expenses increased due to the following:
•Higher labor costs, and
•Higher repositioning and other costs, including charges and accrual of reserves directly attributable to the initial Suspension and Wind down of businesses and operations in Russia.
Other (Income) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Other (Income) Expense	$(337)	$(215)	$(846)	$(1,023)
Q3 2022 compared with Q3 2021
Other income increased due to the following:
•Prior year recognition of an expense related to UOP matters,
•Partially offset by lower pension income.

YTD 2022 compared with YTD 2021
Other income decreased due to the following:
•Lower pension and other postretirement income,
•Prior year gain on sale of the retail footwear business, and
•Charges and accrual of reserves directly attributable to the initial Suspension and Wind down of businesses and operations in Russia,
•Partially offset by prior year recognition of an expense related to UOP matters.

39 Honeywell International Inc.

Tax Expense
Q3 2022 compared with Q3 2021
The effective tax rate decreased, but was higher than the U.S. federal statutory rate of 21%, due to the following:
•Benefits and changes in reserves attributable to the initial Suspension and Wind down of our businesses and operations in Russia,
•Absence of expense related to UOP matters without corresponding tax benefit, and
•Increased benefit related to reversal of valuation allowance and tax reserve accruals,
•Partially offset by the favorable resolution of certain foreign tax matters, lower benefits for employee share-based compensation and state taxes.

YTD 2022 compared with YTD 2021
The effective tax rate increased, and was higher than the U.S. federal statutory rate of 21%, due to the following:
•Charges and accrual of reserves directly attributable to the initial Suspension and Wind down of our businesses and operations in Russia without corresponding tax benefit,
•Expense related to UOP matters without corresponding tax benefit,
•Lower tax benefits for employee share-based compensation, and
•Incremental tax reserves and state taxes,
•Partially offset by the favorable resolution of certain foreign tax matters.

40 Honeywell International Inc.

Net Income Attributable to Honeywell
Q3 2022 compared to Q3 2021
Earnings per share of common stock–assuming dilution increased, due to the following:
•Higher segment profit from all of our reportable business segments,
•Prior year recognition of an expense related to UOP matters, and
•The favorable impact of lower share count.

YTD 2022 compared to YTD 2021
Earnings per share of common stock–assuming dilution decreased, due to the following:
•Higher repositioning and other charges, including charges and accrual of reserves directly attributable to the initial Suspension and Wind down of businesses and operations in Russia,
•Prior year gain on sale of the retail footwear business, and
•Lower pension income,
•Partially offset by higher segment profit driven by our Performance Materials and Technologies, Aerospace, and Honeywell Building Technologies reportable business segments, prior year recognition of an expense related to UOP matters, and the favorable impact of lower share count.

41 Honeywell International Inc.

REVIEW OF BUSINESS SEGMENTS
We globally manage our business operations through four reportable business segments: Aerospace, Honeywell Building Technologies, Performance Materials and Technologies, and Safety and Productivity Solutions.
AEROSPACE
Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net sales	$2,976	$2,732	9%	$8,623	$8,130	6%
Cost of products and services sold	1,967	1,828		5,648	5,330
Selling, general and administrative and other expenses	191	164		637	588
Segment profit	$818	$740	11%	$2,338	$2,212	6%

	2022 vs. 2021
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic(1)	10%	11%	6%	6%
Foreign currency translation	(1)%	—%	—%	—%
Acquisitions, divestitures and other, net	—%	—%	—%	—%
Total % Change	9%	11%	6%	6%
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
Q3 2022 compared to Q3 2021
Sales increased due to favorable pricing, higher demand for our aftermarket products and services, as flight hours continued to increase, and commercial OEMs, partially offset by lower volumes in domestic and international defense.
•Commercial Aviation Original Equipment sales increased 30% (increased 30% organic) due to higher demand and favorable pricing in air transport, and regional and business aviation.
42 Honeywell International Inc.

•Commercial Aviation Aftermarket sales increased 24% (increased 24% organic) due to higher demand and favorable pricing in air transport, and regional and business aviation.
•Defense and Space sales decreased 11% (decreased 10% organic) due to lower sales volumes in domestic and international defense.
Cost of products and services sold increased due to higher direct and indirect material costs and higher labor costs, and higher sales volumes.
Segment profit increased due to favorable pricing and higher sales volumes, partially offset by higher direct and indirect material costs and higher labor costs.

YTD 2022 compared to YTD 2021
Sales increased due to favorable pricing, and higher demand for our aftermarket products and services, as flight hours increase from pandemic lows, and commercial OEMs, partially offset by lower volumes in domestic and international defense.
•Commercial Aviation Original Equipment sales increased 20% (increased 21% organic) due to higher demand in air transport.
•Commercial Aviation Aftermarket sales increased 24% (increased 24% organic) due to higher demand and favorable pricing in air transport, and regional and business aviation.
•Defense and Space sales decreased 12% (decreased 12% organic) due to lower sales volumes in domestic and international defense.
Cost of products and services sold increased due to higher direct and indirect material costs and higher labor costs, and higher sales volumes.
Segment profit increased due to favorable pricing and higher sales volumes, partially offset by higher direct and indirect material costs and higher labor costs.
HONEYWELL BUILDING TECHNOLOGIES
Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net sales	$1,526	$1,370	11%	$4,486	$4,135	8%
Cost of products and services sold	898	798		2,621	2,409
Selling, general and administrative and other expenses	260	250		801	784
Segment profit	$368	$322	14%	$1,064	$942	13%
43 Honeywell International Inc.

	2022 vs. 2021
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	19%	23%	14%	19%
Foreign currency translation	(8)%	(9)%	(6)%	(7)%
Acquisitions, divestitures and other, net	—%	—%	—%	1%
Total % Change	11%	14%	8%	13%
Q3 2022 compared to Q3 2021
Sales increased due to favorable pricing and higher sales volumes, partially offset by the unfavorable impact of foreign currency translation.
•Sales in Products increased 16% (increased 23% organic) due to favorable pricing and higher sales volumes, partially offset by the unfavorable impact of foreign currency translation.
•Sales in Building Solutions increased 5% (increased 13% organic) due to favorable pricing and higher sales volumes, partially offset by the unfavorable impact of foreign currency translation.
Cost of products and services sold increased due to higher direct and indirect material costs and higher labor costs, and higher volumes of lower margin products, partially offset by the favorable impact of foreign currency translation.
Segment profit increased due to favorable pricing and higher sales volumes, partially offset by higher direct and indirect material costs and higher labor costs, and the unfavorable impact of foreign currency translation.

YTD 2022 compared to YTD 2021
Sales increased due to favorable pricing and higher sales volumes, partially offset by the unfavorable impact of foreign currency translation.
•Sales in Products increased 15% (increased 20% organic) due to favorable pricing and higher sales volumes, partially offset by the unfavorable impact of foreign currency translation.
•Sales in Building Solutions were flat (increased 6% organic) due to favorable pricing, offset by the unfavorable impact of foreign currency translation.
Cost of products and services sold increased due to higher direct and indirect material costs and higher labor costs, and higher volumes of lower margin products, partially offset by the favorable impact of foreign currency translation.
Segment profit increased due to favorable pricing and higher sales volumes, partially offset by higher direct and indirect material costs and higher labor costs, and the unfavorable impact of foreign currency translation.
44 Honeywell International Inc.

PERFORMANCE MATERIALS AND TECHNOLOGIES
Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net sales	$2,720	$2,510	8%	$7,867	$7,408	6%
Cost of products and services sold	1,774	1,653		5,109	4,940
Selling, general and administrative and other expenses	331	299		1,032	946
Segment profit	$615	$558	10%	$1,726	$1,522	13%

	2022 vs. 2021
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	14%	15%	10%	17%
Foreign currency translation	(6)%	(5)%	(4)%	(4)%
Acquisitions, divestitures and other, net	—%	—%	—%	—%
Total % Change	8%	10%	6%	13%
Q3 2022 compared to Q3 2021
Sales increased due to favorable pricing, partially offset by the unfavorable impact of foreign currency translation.
•UOP sales increased 6% (increased 6% organic) due to favorable pricing, partially offset by lower demand for new oil and gas projects and the impact of the Russia-Ukraine conflict.
•Process Solutions sales decreased 2% (increased 6% organic) due to the unfavorable impact of foreign currency translation and the impact of the Russia-Ukraine conflict, partially offset by favorable pricing and higher demand for certain products and services.
•Advanced Materials sales increased 26% (increased 33% organic) due to favorable pricing and higher demand for fluorine products, partially offset by the unfavorable impact of foreign currency translation.
Cost of products and services sold increased due to higher direct and indirect material costs and higher labor costs, and lower sales volumes of higher margin products, partially offset by the favorable impact of foreign currency translation.
Segment profit increased due to favorable pricing, partially offset by higher direct and indirect material costs and higher labor costs, and lower sales volumes of higher margin products.

45 Honeywell International Inc.

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
•Process Solutions sales increased 1% (increased 6% organic) due to favorable pricing and higher demand for certain products and services, partially offset by the unfavorable impact of foreign currency translation and the impact of the Russia-Ukraine conflict.
•Advanced Materials sales increased 19% (increased 23% organic) due to favorable pricing and higher demand for specialty products, partially offset by the unfavorable impact of foreign currency translation.
Cost of products and services sold increased due to higher direct and indirect material costs and higher labor costs, partially offset by the favorable impact of foreign currency translation, and lower sales volumes primarily due to the impact of the Russia-Ukraine conflict.
Segment profit increased due to favorable pricing, partially offset by higher direct and indirect material costs and higher labor costs, lower sales volumes of higher margin products, and the unfavorable impact of foreign currency translation.
SAFETY AND PRODUCTIVITY SOLUTIONS
Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net sales	$1,727	$1,861	(7)%	$5,300	$6,062	(13)%
Cost of products and services sold	1,205	1,369		3,733	4,442
Selling, general and administrative and other expenses	251	247		812	780
Segment profit	$271	$245	11%	$755	$840	(10)%
46 Honeywell International Inc.

	2022 vs. 2021
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	(4)%	14%	(10)%	(7)%
Foreign currency translation	(3)%	(3)%	(2)%	(2)%
Acquisitions, divestitures and other, net	—%	—%	(1)%	(1)%
Total % Change	(7)%	11%	(13)%	(10)%
Q3 2022 compared to Q3 2021
Sales decreased due to lower sales volumes and the unfavorable impact of foreign currency translation, partially offset by favorable pricing.
•Sales in Sensing and Safety Technologies decreased 2% (increased 3% organic) due to lower demand for personal protective equipment and the unfavorable impact of foreign currency translation, partially offset by favorable pricing and higher demand for advanced sensing and gas detection.
•Sales in Productivity Solutions and Services decreased 2% (increased 2% organic) due to the unfavorable impact of foreign currency translation, partially offset by favorable pricing and higher sales volumes (driven by a licensing agreement executed in the second quarter of 2022, discussed below).
•Sales in Warehouse and Workflow Solutions decreased 16% (decreased 15% organic) due to lower demand and timing of projects.
Cost of products and services sold decreased due to lower sales volumes and the favorable impact of foreign currency translation, partially offset by higher direct and indirect material costs and higher labor costs.
Segment profit increased primarily due to favorable pricing and lower sales volumes of lower margin products, partially offset by higher direct and indirect material costs and higher labor costs.

YTD 2022 compared to YTD 2021
Sales decreased due to lower sales volumes, the unfavorable impact of foreign currency translation, and the sale of the retail footwear business, partially offset by favorable pricing.
•Sales in Sensing and Safety Technologies decreased 11% (decreased 7% organic) due to lower demand for personal protective equipment, the unfavorable impact of foreign currency translation, and the sale of the retail footwear business, partially offset by favorable pricing and higher demand for advanced sensing and gas detection.
•Sales in Productivity Solutions and Services increased 8% (increased 12% organic) due to favorable pricing and higher sales volumes (driven by a licensing agreement executed in the second quarter of 2022, discussed below), partially offset by the unfavorable impact of foreign currency translation.
•Sales in Warehouse and Workflow Solutions decreased 24% (decreased 23% organic) due to lower demand and timing of projects.
Cost of products and services sold decreased due to lower sales volumes, partially offset by higher direct and indirect material costs and higher labor costs, and lower productivity (including a write-down of mask inventory).
Segment profit decreased primarily due to higher direct and indirect material costs and higher labor costs, lower productivity, and lower sales volumes, partially offset by favorable pricing.
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
47 Honeywell International Inc.

REPOSITIONING CHARGES
See Note 5 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in the nine months ended September 30, 2022 and 2021. Cash spending related to our repositioning actions was $206 million in the nine months ended September 30, 2022, and was funded through operating cash flows.
48 Honeywell International Inc.

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
CASH
We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty. As of September 30, 2022, and December 31, 2021, we held $8.0 billion and $11.5 billion, respectively, of cash and cash equivalents, including our short-term investments.
As of September 30, 2022, $5.6 billion of the Company’s cash, cash equivalents, and short-term investments are held by non-US subsidiaries. We do not have material amounts related to any jurisdiction subject to currency control restrictions that impact our ability to access and repatriate such amounts. Under current law, we do not expect taxes on repatriation or restrictions on amounts held outside of the U.S. to have a material effect on our overall liquidity.
BORROWINGS
We leverage a variety of debt instruments to manage our overall borrowing costs. As of September 30, 2022, and December 31, 2021, our total borrowings were $17.0 billion and $19.6 billion, respectively.

	September 30, 2022	December 31, 2021
Commercial paper and other short-term borrowings	$3,434	$3,542
Variable rate notes	22	622
Fixed rate notes	13,740	15,314
Other	282	272
Fair value of hedging instruments	(294)	60
Debt issuance costs	(199)	(211)
Total borrowings	$16,985	$19,599
A primary source of liquidity is our ability to access the corporate bond markets. Through these markets, we issue a variety of long-term fixed rate notes, in a variety of currencies, to manage our overall funding costs.
Another primary source of liquidity is our ability to access the commercial paper market. Commercial paper notes are sold at a discount or premium and have a maturity of not more than 365 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing acquisitions.
We also have the following revolving credit agreements:
•A $1.5 billion 364-Day Credit Agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated March 24, 2022. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 23, 2023, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 23, 2024, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 364-Day Credit Agreement replaced the previously reported $1.5 billion 364-day credit agreement dated as of March 31, 2021, which was terminated in accordance with its terms effective March 24, 2022. As of September 30, 2022, there were no outstanding borrowings under our 364-Day Credit Agreement.
•A $4.0 billion Five Year Credit Agreement (the 5-Year Credit Agreement) with a syndicate of banks, dated March 24, 2022. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 5-Year Credit Agreement amended and restated the previously reported $4.0 billion amended and restated five year credit agreement dated as of March 31, 2021. As of September 30, 2022, there were no outstanding borrowings under our 5-Year Credit Agreement.
49 Honeywell International Inc.

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
CREDIT RATINGS
Our ability to access the global debt capital markets and the related cost of these borrowings is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of September 30, 2022, S&P Global Inc. (S&P), Fitch Ratings Inc. (Fitch), and Moody’s Investor Service (Moody's) have ratings on our debt set forth in the table below:

	S&P	Fitch	Moody's
Outlook	Stable	Stable	Stable
Short-term	A-1	F1	P1
Long-term	A	A	A2
CASH FLOW SUMMARY
Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Nine Months Ended September 30,
	2022	2021	Variance
Cash and cash equivalents at beginning of period	$10,959	$14,275	$(3,316)
Operating activities
Net income attributable to Honeywell	3,947	4,114	(167)
Noncash adjustments	1,202	675	527
Changes in working capital	(1,415)	(556)	(859)
Other operating activities	(826)	(858)	32
Net cash provided by operating activities	2,908	3,375	(467)
Net cash provided by (used for) investing activities	540	(1,347)	1,887
Net cash used for financing activities	(6,609)	(5,195)	(1,414)
Effect of exchange rate changes on cash	(349)	(21)	(328)
Net increase (decrease) in cash and cash equivalents	(3,510)	(3,188)	(322)
Cash and cash equivalents at end of period	$7,449	$11,087	$(3,638)
Cash related to operating activities decreased due to an unfavorable impact to working capital and a decrease in net income, partially offset by an increase in noncash adjustments, primarily driven by an increase in repositioning and other charges and a gain from the 2021 sale of the retail footwear business.
Cash related to investing activities increased by $1,887 million primarily due to $1,156 million decrease in cash paid for acquisitions, $685 million increase in cash receipts from settlements of derivative contracts, and $133 million net decrease in investments, partially offset by $203 million in proceeds from the 2021 sale of the retail footwear business.
Cash related to financing activities decreased by $1,414 million primarily due to $2,507 million decrease in proceeds from the issuance of long-term debt and $328 million increase in repurchases of common stock, partially offset by $1,537 million decrease in payments of long-term debt.
50 Honeywell International Inc.

CASH REQUIREMENTS AND ASSESSMENT OF CURRENT LIQUIDITY
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, share repurchases, dividends, strategic acquisitions and debt repayments. On February 12, 2021, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included amounts remaining under, and replaced, the previously approved share repurchase program. During the nine months ended September 30, 2022, we repurchased common stock of $2,827 million. Refer to the section titled Liquidity and Capital Resources of our 2021 Form 10-K for a discussion of our expected capital expenditures, share repurchases, and dividends for 2022.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2021 Annual Report on Form 10-K. As of September 30, 2022, there has been no material change in this information.
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
52 Honeywell International Inc.

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
53 Honeywell International Inc.

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
During the quarter ended September 30, 2022, Honeywell purchased 2,066,369 shares of its common stock, par value $1 per share. As of September 30, 2022, $4.3 billion remained available for additional share repurchases. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended September 30, 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
July 1-31, 2022	—	$—	—	$4,668
August 1-31, 2022	756,767	$198.18	756,767	$4,518
September 1-30, 2022	1,309,602	$183.21	1,309,602	$4,279
54 Honeywell International Inc.

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
55 Honeywell International Inc.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Offer letter dated July 26, 2022 from Honeywell International Inc. to Vimal Kapur (incorporated by reference to Exhibit 99 to Honeywell's Form 8-K filed on July 28, 2022)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
95	Mine Safety Disclosures (filed herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan or arrangement

56 Honeywell International Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: October 27, 2022	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

57 Honeywell International Inc.