Form 10-K
period 2022-12-31
HONEYWELL INTERNATIONAL INC
filed 2023-02-10
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 1-8974
Honeywell International Inc.
(Exact name of registrant as specified in its charter)

Delaware		22-2640650
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

855 South Mint Street		28202
Charlotte,	North Carolina
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code (704) 627-6200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $1 per share*	HON	The Nasdaq Stock Market LLC
1.300% Senior Notes due 2023	HON 23A	The Nasdaq Stock Market LLC
0.000% Senior Notes due 2024	HON 24A	The Nasdaq Stock Market LLC
2.250% Senior Notes due 2028	HON 28A	The Nasdaq Stock Market LLC
0.750% Senior Notes due 2032	HON 32	The Nasdaq Stock Market LLC
4.125% Senior Notes due 2034	HON 34	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $118.0 billion at June 30, 2022.
There were 668,140,252 shares of Common Stock outstanding at January 27, 2023.
Documents Incorporated by Reference
Part III: Proxy Statement for Annual Meeting of Shareowners to be held May 19, 2023

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

1	Cautionary Statement about Forward-Looking Statements
2	About Honeywell
16	Management’s Discussion and Analysis of Financial Condition and Results of Operations
24	Review of Business Segments
29	Risk Factors
37	Quantitative and Qualitative Disclosures about Market Risks
37	Liquidity and Capital Resources
43	Critical Accounting Estimates
46	Other Matters
47	Information about Our Executive Officers
48	Unresolved Staff Comments
48	Properties
48	Legal Proceedings
48	Mine Safety Disclosures
49	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
51	Financial Statements and Supplementary Data
111	Report of Independent Registered Public Accounting Firm
113	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
113	Controls and Procedures
113	Management's Report on Internal Control over Financial Reporting
113	Other Information
114	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
114	Directors, Executive Officers, and Corporate Governance
114	Executive Compensation
115	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
116	Certain Relationships and Related Transactions, and Director Independence
116	Principal Accounting Fees and Services
116	Exhibits and Financial Statement Schedules
116	Form 10-K Summary
121	Signatures
123	Form 10-K Cross-Reference Index

CAUTIONARY STATEMENT ABOUT
FORWARD-LOOKING STATEMENTS
We describe many of the trends and other factors that drive our business and future results in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other parts of this report (including under the section titled Risk Factors). Such discussions contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are those that address activities, events, or developments that management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ significantly from those envisaged by our forward-looking statements. We do not undertake to update or revise any of our forward-looking statements, except as required by applicable securities law. Our forward-looking statements are also subject to risks and uncertainties, including the impact of the coronavirus pandemic (COVID-19) and the Russia-Ukraine conflict, that can affect our performance in both the near- and long-term. In addition, no assurance can be given that any plan, initiative, projection, goal, commitment, expectation, or prospect set forth in this Form 10-K can or will be achieved. These forward-looking statements should be considered in light of the information included in this Form 10-K, including, in particular, the factors discussed within the section titled Risk Factors. Such factors may be revised or supplemented in subsequent reports on Forms 10-Q and 8-K.

1          Honeywell International Inc.

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
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our Investor Relations website (investor.honeywell.com) under the heading Financials (see SEC Filings) immediately after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). Honeywell uses our Investor Relations website as a means of disclosing information which may be of interest or material to our investors and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, public conference calls, webcasts, and social media. Information contained on or accessible through, including any reports available on, our website is not a part of, and is not incorporated by reference into, this Form 10-K or any other report or document we file with the SEC. Any reference to our website in this Form 10-K is intended to be an inactive textual reference only.
In addition, in this Form 10-K, the Company incorporates by reference certain information from its definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the Proxy Statement), which we expect to file with the SEC on or about April 6, 2023, and which will also be available free of charge on our website.
2          Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL

EXECUTIVE SUMMARY
Our rigorous operating principles allowed us to once again deliver a very strong performance in 2022. We grew our market share and positioned our businesses for continued success in the future. In 2022, we delivered sales growth of 3% (6% organically(1), 7% organically excluding lost Russian sales(2)), led by strong demand in our Commercial Aviation, Advanced Materials, and Building Products businesses, as we experienced sales growth in three of our four reportable business segments.
Empowered by our Honeywell Accelerator operating model, we adapted our approach to strained supply chains and mitigated profitability loss due to inflation. In 2022, we deepened commitments with critical suppliers, improved demand forecasting, enhanced communication across our businesses to coordinate larger orders with key suppliers, and reengineered products in an effort to significantly mitigate sales risk. We also embedded comprehensive near real-time inflation analysis into our operating system, enabling strategic pricing actions to help stay ahead of the inflation curve and protect profitability. We maintained our commitment to create long-term shareowner value by realizing the benefits of operational excellence and deploying $7.9 billion to capital expenditures, dividends, share repurchases, and mergers and acquisitions, which was approximately $2.6 billion in excess of our operating cash flow for the year.
As we look forward, we intend to continue deploying capital to high-return opportunities, including software and services and sustainable technologies, which are intended to position our business for future growth. In 2023, we expect macroeconomic factors to remain turbulent. We continue to carry a robust backlog of $29.6 billion as of December 31, 2022, that provides a strong foundation for growth.

YEAR IN REVIEW

Sales up 3%, up 6% on an organic(1) basis, or up 7% on an organic basis excluding lost Russian sales(2)	Record backlog of	Operating cash flows of

$35.5 BILLION	$29.6 BILLION	$5.3 BILLION
as we remain focused on leveraging our robust operating model to deliver growth despite headwinds from inflation, supply chain constraints, and impacts of the Russia-Ukraine conflict	as of year-end, demonstrating strong demand in our end markets and positioning us well to convert for future growth	as we remain focused on increasing operating cash flows through revenue growth, margin expansion, and improved working capital turnover

(1)    Organic sales % change and Organic sales % change excluding lost Russian sales are non-GAAP measures. Refer to the section titled Consolidated Operating Results within Management's Discussion and Analysis of Financial Condition and Results of Operations for the definition and a reconciliation to the comparable GAAP measure.
(2)    Lost Russian sales is defined as the year-over-year decline in sales due to the decision to wind down our businesses and operations in Russia. This does not reflect management’s estimate of 2022 Russian sales absent the decision to wind down our businesses and operations in Russia.
3          Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
BUSINESS OBJECTIVES
Our businesses are focused on the following objectives:

1	Driving profitable growth by delivering innovative products through research and development and technological excellence, and through continued enhancement of our footprint in high growth regions;

2
Continuing to execute on our strategy to be a premier software-industrial company, including the ongoing expansion of Honeywell Forge connected solutions for aircraft, buildings, cybersecurity, plants, and workers and driving a recurring revenue model across the Company. Honeywell Forge is a suite of industrial software offerings that solves complex performance, sustainability, and Operational Technology cybersecurity challenges by helping companies use operational data to drive insights that improve processes, enhance productivity, support sustainability initiatives, and empower workers;

3	Expanding margins by optimizing the Company’s performance through the integrated supply chain and Honeywell Digital transformation initiatives, commercial excellence, repositioning, and other manufacturing and operational process improvements;

4	Executing disciplined portfolio management through rigorous merger and acquisition, divestiture, and integration processes to deliver growth and shareholder value;

5	Controlling enterprise costs, including costs incurred for asbestos and environmental matters, and pension and other post-retirement benefits;

6	Increasing availability of capital through strong cash flow generation and conversion from effective working capital management and proactive management of debt to enable the Company to strategically deploy capital for acquisitions, dividends, share repurchases, and capital expenditures; and

7	Committing to uphold our environmental, social, and governance principles, as a leader in responsible corporate citizenship.

4          Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL

MAJOR BUSINESSES
We globally manage our business operations through four reportable business segments: Aerospace, Honeywell Building Technologies, Performance Materials and Technologies, and Safety and Productivity Solutions. The remainder of Honeywell's operations is presented in Corporate and All Other, which is not a reportable business segment. Financial information related to our reportable business segments is included in Note 22 Segment Financial Data of Notes to Consolidated Financial Statements.

AEROSPACE
Aerospace is a leading global supplier of products, software, and services for aircrafts that it sells to original equipment manufacturers (OEM) and other customers in a variety of end markets including: air transport, regional, business and general aviation aircraft, airlines, aircraft operators, and defense and space contractors. Aerospace products and services include auxiliary power units, propulsion engines, environmental control systems, integrated avionics, wireless connectivity services, electric power systems, engine controls, flight safety, communications, navigation hardware, data and software applications, radar and surveillance systems, aircraft lighting, management and technical services, advanced systems and instruments, satellite and space components, aircraft wheels and brakes, repair and overhaul services, and thermal systems. Aerospace also provides spare parts, repair, overhaul, and maintenance services (principally to aircraft operators) for the aftermarket. Honeywell Forge solutions are leveraged by our customers as tools to turn data into predictive maintenance and predictive analytics to enable better fleet management and make flight operations more efficient.

2022 Full-year revenue of $11,827 million
2022 Full-year revenue by business unit

$2,089 million	$5,108 million	$4,630 million
Commercial Aviation Original Equipment	Commercial Aviation Aftermarket	Defense and Space

HONEYWELL BUILDING TECHNOLOGIES
Honeywell Building Technologies is a leading global provider of products, software, solutions, and technologies that enable building owners and occupants to ensure their facilities are safe, energy efficient, sustainable, and productive. Honeywell Building Technologies products and services include advanced software applications for building control and optimization; sensors, switches, control systems, and instruments for energy management; access control; video surveillance; fire products; and installation, maintenance, and upgrades of systems. Honeywell Forge solutions enable our customers to digitally manage buildings, connecting data from different assets to enable smart maintenance, improve building performance, and even protect from incoming security threats.

2022 Full-year revenue of $6,000 million
2022 Full-year revenue by business unit

$3,638 million	$2,362 million
Products	Building Solutions
5          Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL

PERFORMANCE MATERIALS AND TECHNOLOGIES
Performance Materials and Technologies is a global provider in developing and manufacturing high-quality performance chemicals and materials, process technologies, and automation solutions. The reportable business segment is comprised of Process Solutions, UOP, and Advanced Materials. Process Solutions provides automation control, instrumentation, advanced software, and related services for the oil and gas, refining, pulp and paper, industrial power generation, chemicals and petrochemicals, biofuels, life sciences, and metals, minerals, and mining industries. Through its smart energy products, Process Solutions enables utilities and distribution companies to deploy advanced capabilities to improve operations, reliability, and environmental sustainability. UOP provides process technology, products, including catalysts and adsorbents, equipment, and consulting services that enable customers to efficiently produce gasoline, diesel, jet fuel, petrochemicals, and renewable fuels for the petroleum refining, gas processing, petrochemical, and other industries. Advanced Materials manufactures a wide variety of high-performance products, including materials used to manufacture end products such as bullet-resistant armor, nylon, computer chips, and pharmaceutical packaging, and provides reduced and low global warming potential materials based on hydrofluoro-olefin technology. In the industrial environment, Honeywell Forge solutions enable integration and connectivity to provide a holistic view of operations and turn data into clear actions to maximize productivity and efficiency. Honeywell Forge's cybersecurity capabilities help identify risks and act on cyber-related incidents, together enabling improved operations and protecting processes, people, and assets.

2022 Full-year revenue of $10,727 million
2022 Full-year revenue by business unit

$2,404 million	$4,731 million	$3,592 million
UOP	Process Solutions	Advanced Materials

SAFETY AND PRODUCTIVITY SOLUTIONS
Safety and Productivity Solutions is a leading global provider of products and software that improve productivity, workplace safety, and asset performance to customers around the globe. Sensing and Safety Technologies products include personal protection equipment (PPE), apparel, gear, and footwear; gas detection technology; custom-engineered sensors, switches, and controls for sensing and productivity solutions; and cloud-based notification and emergency messaging. Productivity Solutions and Services products and services include mobile devices and software for computing, data collection, and thermal printing; and software-based data and asset management productivity solutions. Warehouse and Workflow Solutions products and services include system design and simulation, automation solutions, performance optimization software, and lifecycle services to enable accuracy, productivity, and predictability of warehouse operations. Honeywell Forge solutions digitally automate processes to improve efficiency while reducing downtime and safety costs.

2022 Full-year revenue of $6,907 million
2022 Full-year revenue by business unit

$2,952 million	$1,619 million	$2,336 million
Sensing and Safety Technologies	Productivity Solutions and Services	Warehouse and Workflow Solutions
6          Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL

COMPETITION
We are subject to competition in substantially all product and service areas. Some of our key competitors include but are not limited to:

AEROSPACE		HONEYWELL BUILDING TECHNOLOGIES
•Garmin •L3 Harris •Northrop Grumman	•Raytheon Technologies •Safran •Thales	•Carrier Global •Johnson Controls	•Schneider Electric •Siemens

PERFORMANCE MATERIALS AND TECHNOLOGIES		SAFETY AND PRODUCTIVITY SOLUTIONS
•ABB •Arkema •Axens •Chemours	•Emerson Electric •Haldor Topsoe •Lummus Technology •Rockwell Automation	•3M •Kion Group •MSA Safety Incorporated	•TE Connectivity •Zebra Technologies
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
BACKLOG
Our backlog represents the estimated remaining value of work to be performed under firm contracts. Backlog is equal to our remaining performance obligations under the contracts that meet the guidance on revenue from contracts with customers as discussed in Note 3 Revenue Recognition and Contracts with Customers of Notes to Consolidated Financial Statements. Backlog was $29,558 million and $27,682 million at December 31, 2022, and 2021, respectively. We expect to recognize approximately 62% of our remaining performance obligations as revenue in 2023, and the remaining balance thereafter.
U.S. GOVERNMENT SALES
The Company, principally through our Aerospace reportable business segment, sells to the U.S. government acting through its various departments and agencies and through prime contractors, including the U.S. Department of Defense (as both a prime contractor and subcontractor). We do not expect our overall operating results to be significantly affected by any proposed changes in 2023 federal defense spending due to the varied mix of the government programs which impact us (OEM production, engineering development programs, aftermarket spares and repairs, and overhaul programs), as well as our diversified customer base.

U.S. government sales ($ in millions)	Years Ended December 31,
	2022	2021	2020
Sales to the U.S. Department of Defense	$2,886	$3,219	$3,661
Sales to other U.S. government departments and agencies	546	703	557
Total sales to the U.S. government	$3,432	$3,922	$4,218
7          Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
INTERNATIONAL OPERATIONS
We engage in manufacturing, sales, service, and research and development globally. U.S. exports and non-U.S. manufactured products are significant to our operations. U.S. exports represented 12% of our total sales in 2022, 2021, and 2020. Non-U.S. manufactured products and services, mainly in Europe and Asia, were 40% of our total sales in 2022, 2021, and 2020.

Manufactured products and systems and performance of services	Year Ended December 31, 2022
	Aerospace	Honeywell Building Technologies	Performance Materials and Technologies	Safety and Productivity Solutions
	(% of Segment Sales)
U.S. exports	24%	2%	11%	2%
Non-U.S. manufactured products/services	19%	62%	53%	37%
Information related to risks related to our foreign operations is included in the section titled Risk Factors under the caption “Macroeconomic and Industry Risks.”
RAW MATERIALS
The vast majority of principal raw materials used in our operations are readily available; however, during 2022, we experienced supply chain constraints for certain raw materials. We implemented short-term and long-term mitigation strategies to reduce the impact of disruptions, including digital solutions to assist in identifying and managing shortages. Mitigation strategies include material supply tracking tools, accelerated processes to communicate supply shortages, and direct engagement with key suppliers to meet customer demand. Where we cannot procure certain raw materials, we redesigned existing products or developed new products to satisfy current and changing demand where feasible. Redesigned products, or the development of new products, undergo product quality controls and engineering qualification prior to releasing to our customers. Further, our relationships with primary and secondary suppliers allow us to reliably source raw materials. We continue to leverage existing supplier relationships and are not dependent on any one supplier for a material amount of our raw materials. We believe these mitigation strategies enable us to reduce supply risk, accelerate new product innovation, and expand our penetration in the markets we serve.
Prices of certain key raw materials are expected to fluctuate, including copper, fluorspar, tungsten salts, ethylene, aluminum, and molybdenum in our Performance Materials and Technologies reportable business segment and nickel, steel, titanium, and other metals in our Aerospace reportable business segment. We offset raw material cost increases with formula-driven or long-term supply agreements, price increases, and hedging activities where feasible. We anticipate that supply chain constraints for certain raw materials will continue into 2023; however, we believe our short-term and long-term mitigation strategies position us well to mitigate and reduce the impact these factors may have on our businesses. As such, we do not presently anticipate that a shortage of raw materials will cause any material adverse impacts during 2023.
See the section titled Risk Factors for additional information on supply chain constraints.
PATENTS, TRADEMARKS, LICENSES, AND DISTRIBUTION RIGHTS
Our reportable business segments are not dependent upon any single patent or related group of patents, trademarks, or any licenses or distribution rights. In our judgment, our intellectual property rights are adequate for the conduct of our business. We believe that, in the aggregate, the rights under our patents, trademarks, licenses, and distribution rights are generally important to our operations, but we do not consider any individual patent, trademark, or any licensing or distribution rights related to a specific process or product to be of material importance in relation to our total business.
8          Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL

REGULATIONS
Our operations are subject to various federal, state, local, and foreign government regulations, including requirements regarding the protection of human health and the environment. We design our policies, practices, and procedures to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with our business. Some risk of environmental damage is, however, inherent in some of our operations and products, as it is with other companies engaged in similar businesses.
We engage in the handling, manufacturing, use, and disposal of many substances classified as hazardous by one or more regulatory agencies. We design policies, practices, and procedures to prevent unreasonable risk of environmental damage and personal injury, and to ensure that our handling, manufacture, use, and disposal of these substances meet or exceed environmental and safety laws and regulations. It is possible that future knowledge or other developments, such as improved capability to detect substances in the environment or increasingly strict environmental laws and standards and enforcement policies, could bring into question our current or past handling, manufacture, use, or disposal of these substances.
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
We do not believe that Federal, State, and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, or any existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material adverse effect in the foreseeable future on the Company’s business and we will continue to monitor emerging developments in this area.
Beyond our compliance requirements with environmental regulations, compliance with other government regulations has not had, and based on laws and regulations currently in effect, is not expected to have a material effect on our capital expenditures, earnings, or competitive position. See the section titled Risk Factors for additional information on government regulation that could impact our business.
SUSTAINABLE COMMITMENTS AND SOLUTIONS
Our commitment to being environmentally responsible is reflected in the extensive work we do to reduce greenhouse gas (GHG) emissions, increase energy efficiency, conserve water, minimize waste, and drive efficiency throughout our operations. Honeywell also champions responsible remediation projects and efforts to make our products safer and more sustainable.
CARBON NEUTRAL PLEDGE BY 2035
In 2021, we announced our commitment to be carbon neutral by 2035 in our facilities and operations. Our GHG reduction program initially began in 2004, in our view setting us well on our way to achieving this commitment. We are allocating resources each year to projects that support this target:
•Energy Efficiency Improvements. Since project tracking began in 2010, more than 6,300 sustainability projects, including building automation and controls, lighting, compressed air and gas systems, and mechanical upgrades have been implemented at our facilities. Our largest sites are required to identify their significant energy use in line with ISO 50001, obtain an energy audit on an established cycle, train personnel on energy management, and track identified projects via our standard database. This ensures a robust pipeline of both low-cost and capital projects that can be considered for execution. As of December 31, 2022, 26 Honeywell locations have achieved ISO 50001, the global energy management systems standard for establishing, implementing, maintaining, and improving energy management.
•Fleet Electrification. We developed a strategy to further improve our fleet’s fuel economy through a plan to electrify our global fleet of over 7,500 vehicles where conditions and markets allow by 2035 or earlier. In 2022, we took delivery of our first fully electric light duty vehicles (LDVs) in North America as part of an initial pilot. This pilot will inform and shape our future policies and strategy, adoption rate by business group, and vehicle class selection.
•Renewable Energy Transition. We are investing in renewable energy resources. For example, we are implementing multiple solar projects, which include solar rooftop and carport solar systems to reduce our power grid consumption.
9          Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
ESG OFFERINGS AND SOLUTIONS
We strive to lead the marketplace in sustainable technology development and help our customers meet their sustainability goals. We are innovating to solve the world’s toughest environmental, social, and governance (ESG) challenges. The graphic below demonstrates our multitude of ESG-oriented offerings and solutions.
Building on the Company’s existing technologies and demonstrating our continued commitment to and investment in sustainability-focused offerings, we launched Honeywell Forge Sustainability+. The technology provides a foundation for organizations to measure, monitor, reduce, and report their emissions performance against their carbon reduction goals. Additionally, we have established two businesses focused on sustainability offerings: Sustainable Technology Solutions and Sustainable Building Technologies.
Sustainable Technology Solutions, a business within our Performance Materials and Technologies reportable business segment, develops innovative offerings that help support a lower carbon economy. The business focuses on a broad set of solutions that are designed to help lessen the environmental impact of our customers’ end markets both now and in the future. These solutions include renewable fuels, energy storage, blue and green hydrogen, carbon capture, and plastics recycling.
Sustainable Building Technologies, a business within our Honeywell Building Technologies reportable business segment, develops innovative offerings to reduce the carbon impact of buildings and enable more energy independent communities, creating healthier spaces for occupants. Leveraging the Honeywell Forge enterprise performance management software solution’s artificial intelligence and machine learning algorithms, the business’ Carbon & Energy Management application autonomously identifies and implements energy conservation measures to help drive efficiency, resiliency, and accountability throughout a real estate portfolio. It continuously investigates, analyzes, and optimizes building performance, down to an asset-specific level, measuring critical sustainability-related key performance indicators, including carbon emissions.
Additional information regarding our sustainability initiatives and strategy is included in our 2022 Environmental, Social, and Governance Report, which can be found on our website (honeywell.com); this report is not incorporated into this Form 10-K by reference and should not be considered part of this Form 10-K.
10          Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL

HUMAN CAPITAL MANAGEMENT
We believe a commitment to and investment in human capital management enables better decision-making, helps us build competitive advantage, and furthers our long-term success. As of December 31, 2022, we employed approximately 97,000(1) employees across 79 countries, 34,000(1) of whom are in the United States. Human capital management is the key driver of our performance culture, which enables our workforce to respond to the fast-changing needs of our customers.

As of December 31, 2022, we employed approximately 97,000 EMPLOYEES(1)	Across 79 COUNTRIES	34,000(1) of whom are in the United States.

(1) Excludes Sandia National Laboratories (Sandia) and Kansas City National Security Campus (KCNSC) work forces of approximately 22,000 employees. Sandia and KCNSC are U.S. Department of Energy facilities. Honeywell manages these facilities as a contract operator and does not establish or control their human resource policies.
OUR CULTURE
Honeywell has built a reputation of “doing what we say.” At the center of that commitment to excellence is a high-performance culture that is rooted in our Foundational Principles and driven by the 8 Honeywell Behaviors. The 8 Behaviors reflect the bold, entrepreneurial spirit we seek to foster while emphasizing our goal to operate with speed and precision. At their foundation is a commitment to Integrity and Ethics, Inclusion and Diversity, and Workplace Respect, fundamental values that underlie everything we do.

# Honeywell 8 BEHAVIORS

### Have a Passion for Winning

- Beat the competition
- Fearless accountability for getting results

### Be Courageous

- Take on seemingly impossible goals
- Confront problems directly and face adversity head on

### Be a Zealot for Growth

- Obsess over growth and customers
- Understand what creates value for customers

### Become Your Best

- Seek and accept feedback
- Bounce back from disappointments

### Act With Urgency

- Move with lightning speed
- Use speed as a differentiator

### Build Exceptional Talent

- Continuously learn and grow
- Set high expectations

### Think Big ... Then Make It Happen

- Be willing to re-examine almost anything
- Innovate with agility

### Be Committed

- Act like an owner
- Lead by example and work hard

11          Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
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
Overall, we believe our culture, along with our internal tools and initiatives, enable us to effectively execute our human capital strategy. For discussion on the risks relating the ability to attract and retain top-performing talent, please see the section titled Risk Factors.
TALENT ACQUISITION AND MANAGEMENT
Our internal talent acquisition and management platform is a key component to recruiting, hiring, and developing top-performing talent. Our hiring practices consider a diverse slate of candidates and our hiring managers are provided training and toolkits to reinforce their role in bringing diverse talent into the Company. We apply a “diversity of slate” requirement, a requirement to interview at least one diverse candidate, unless an exception is approved by human resources leadership, when hiring for any exempt role in the U.S. or for any management, professional, or senior administrative role globally. Further, we partner with top academic institutions and external professional organizations to enhance the diversity of our workforce to attract and retain top talent. Our talent review process requires our people managers to have semi-annual career discussions with each member of their teams to discuss the best opportunity for growth and development, which enhances our identification of candidates for internal promotion and succession planning.
VOICE OF THE EMPLOYEE
In 2021, we introduced a Voice of the Employee feedback survey to all employees globally with the commitment to listening, learning, and taking action to make Honeywell an even better place to work. The survey provides data and tools to leaders at all levels to best drive actionable plans around employee engagement and build our desired culture that attracts and retains top talent, improves performance, and distinguishes the Company as a great place to work. The survey is conducted annually in April with a pulse survey in October.
EMPLOYEE WELL-BEING
Our well-being focus addresses physical, mental, financial, and individual needs, providing benefits and resources to help employees and their families be their best, both personally and professionally. We implemented several campaigns to promote well-being and help provide visibility to resources and available benefits. Across the world, mental health is an increasingly important issue, so we created a focused campaign – Mental Health Awareness Month – to promote a variety of resources available to support our employees and their families. We offer Employee Assistance Programs or therapy sessions to all employees and family members globally, comprehensive mental health benefits to those enrolled in the U.S. medical plan, virtual mental health options and navigation tools to improve access and speed of care, and preventive/mental health resilience programs.
12          Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL

TRAINING AND LEADERSHIP DEVELOPMENT
Investing in continuous learning and leadership development is at the core of our culture and long-term business growth strategy. Learning and training underscores our culture of development, continuous improvement, and integrity and compliance. We offer and encourage career and leadership development programs and learning available on Honeywell Accelerator.

HONEYWELL ACCELERATOR
Honeywell Accelerator is our operating system for governing and managing our business.
In 2021, we revitalized our best-in-class operating system to further enhance the way we manage, govern, and operate the business day-to-day.
Honeywell Accelerator's expanded tools and capabilities were designed to provide a centralized source of best practices and training materials, taking us to the next level of performance and accelerating our transformation into a software-industrial company.
With over 150 learning modules and 42 role- specific learning journeys, this digital learning center creates common knowledge across the enterprise, helping new-joiner and long-time employees leverage the Honeywell operating system to make immediate, positive impacts.

In addition, our people managers are expected to model behaviors that promote a culture that is open and inclusive for all employees. We help managers develop this skill as they do any other leadership skill through training programs, interactive learning, and real-time events, including the hiring and talent review processes. Our Leadership Edge program provides training in core management skills to leaders across the organization. We deploy unconscious bias and inclusive leadership training to our global workforce to educate and influence behavior.
13          Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
INCLUSION AND DIVERSITY
Inclusion and Diversity is at the core of all we do and drives us to build and reinforce an inclusive culture. With our global programs, we recruit, develop, retain, and promote diverse talent. We continue to build partnerships with diverse organizations and develop resources to support diverse employees. Our leaders are held accountable to actively support Inclusion and Diversity in words and actions. We further our foundational principle of Inclusion and Diversity by focusing on three key priorities:

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
Our commitment to Inclusion and Diversity starts at the top with a diverse Board of Directors and executive management team, who represent a broad spectrum of backgrounds and perspectives. We believe that the diversity of our current Board of Directors (four women, including two African American, one Hispanic, and one Asian American director) and the diversity of Honeywell’s executive leadership (five of the Company’s ten executive officers are diverse by ethnic background, non-U.S. place of birth, or gender) supports our evolving business strategy and is a testament to Honeywell’s ongoing commitment to hiring, developing, and retaining diverse talent. The Company’s commitment to Inclusion and Diversity enables better decision-making, helps build competitive advantages, and furthers long-term success.
In 2020, we established a Global Inclusion and Diversity Steering Committee co-sponsored by our Chairman and CEO, Senior Vice President and General Counsel, and Senior Vice President and Chief Human Resources Officer and fortified our inclusion and diversity governance structure by embedding Inclusion and Diversity Councils in each of our business groups. The governance structure provides a scalable model that supports our nine affinity group employee networks and facilitates the introduction of new networks to reflect the diverse characteristics of our workforce. These networks are designed to provide training and development opportunities and expand internal networks for promotional opportunities.
EMPLOYEE NETWORKS

Honeywell All Abilities Employee Network	Honeywell Hispanic Employee Network
Honeywell Asian Employee Network	Honeywell LGBTQ+ Employee Network
Honeywell Black Employee Network	Honeywell Veteran's Employee Network
Honeywell Early Career Employee Network	Honeywell Women’s Employee Network
Honeywell Experienced Career Employee Network

In 2022, we dedicated the month of April to shaping an inclusive future with the first-ever Global Inclusion and Diversity month. Employees all around the world recognized and supported inclusive diversity efforts by learning from and connecting with one another. The month offered employees the opportunity to make an impact by shaping an inclusive and diverse future.

14          Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL

COMMITMENT TO INCLUSION AND DIVERSITY

BOARD GENDER DIVERSITY	BOARD ETHNIC OR RACIAL DIVERSITY	EXECUTIVE OFFICER DIVERSITY

5 Ethnically, Racially, Non-U.S. birthplace, and/or Gender Diverse
5 Not Ethnically, Racially, Non-U.S. birthplace, and/or Gender Diverse

GLOBAL WORKFORCE(1)	U.S. WORKFORCE(1)

(1) As of December 31, 2022. Excludes work forces at Sandia and KCNSC.

15          Honeywell International Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the three years ended December 31, 2022. All references to Notes relate to Notes to Consolidated Financial Statements in the section titled Financial Statements and Supplementary Data.
A detailed discussion of the prior year 2021 to 2020 year-over-year changes is not included herein and can be found in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in the 2021 Annual Report on Form 10-K filed February 11, 2022.
BUSINESS UPDATE
In July 2022, we realigned certain business units within the Safety and Productivity Solutions reportable business segment. The Safety and Retail business unit, which included our gas detection and safety business, combined with the Advanced Sensing Technologies business unit to form the Sensing and Safety Technologies business unit. This realignment provides opportunities to capitalize on shared synergies and core technologies resulting in greater value for our customers and the markets we serve. We recast historical periods to reflect this realignment.
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
MACROECONOMIC CONDITIONS
Throughout 2022 and continuing into 2023, the global economy experienced and continues to experience significant supply chain disruptions, geopolitical tensions, and inflationary cost pressures.
Labor shortages continue to place a strain on our operations and the operations of our suppliers, creating challenges in procurement of materials and delivering products and services to our customers. In addition, in certain regions of Asia, the COVID-19 pandemic impacted our business operations and our customers' and suppliers' ability to operate at normal levels. We anticipate supply chain constraints and the inflationary environment to continue into 2023, and in response have implemented short-term and long-term strategies to mitigate the impact.
Mitigation strategies include pricing actions, material supply tracking tools, refinement of escalation processes to communicate supply shortages, and direct engagement with key suppliers to meet customer demand. Where we cannot procure key components or raw materials, we redesigned existing products or developed new products to satisfy current and changing demand where feasible. Redesigned products, or the development of new products, undergo product quality controls and engineering qualification prior to releasing to our customers. Further, our relationships with primary and secondary suppliers allow us to reliably source key components and raw materials. We believe these mitigation strategies enable us to reduce supply risk, accelerate new product innovation, and expand our penetration in the markets we serve. Additionally, due to the strenuous quality controls and product qualification we perform on new or redesigned products, we do not expect these mitigation strategies to impact product quality or reliability.
During 2022, the Russia-Ukraine conflict introduced volatility in global financial and energy markets, increasing energy costs and exacerbating existing supply chain constraints, which added to the inflationary pressures in the global economy. We continue to actively work with our suppliers to minimize impacts of supply shortages on our manufacturing capabilities, and we implemented strategies to reduce our reliance on natural gas at critical sites in Europe.
If we are not successful in sustaining or executing these strategies, these macroeconomic conditions could have a material adverse effect on our consolidated results of operations or operating cash flows.
See the section titled Review of Business Segments for additional information on the impacts of inflationary cost pressures, supply chain constraints, and labor shortages to our businesses.
16          Honeywell International Inc.

TABLE OF CONTENTS	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See the section titled Risk Factors for a discussion of risks associated with the potential adverse effects of inflationary cost pressures, supply chain disruptions, and labor shortages to our businesses.
RUSSIA-UKRAINE CONFLICT
The Russia-Ukraine conflict, which began in February 2022, continues to negatively impact our businesses and operations and drive global economic and political uncertainty. In response to the Russian invasion of Ukraine, in March 2022, we suspended substantially all of our sales, distribution, and service activities in Russia and Belarus (the Suspension). In June 2022, we approved a plan to wind down our existing businesses and operations in Russia (the Wind down). During September and October 2022, we completed the sale of three entities domiciled in Russia. For our two remaining entities, we are pursuing a voluntary liquidation strategy to completely exit our businesses and operations in Russia. The Suspension and Wind down impacts all reportable business segments, with the most significant impact to our Performance Materials and Technologies reportable business segment.
In light of the humanitarian crisis created by the Russia-Ukraine conflict, we remain focused on efforts to assist and support our employees and their families impacted by the conflict. In March 2022, we created a Ukraine Relief Fund, allowing employees to make donations to support organizations providing direct assistance to Ukrainians and those that are assisting them in the midst of this humanitarian crisis. Additionally, as the conflict began, we accelerated payroll payments to those affected by the conflict and our initial Suspension of our operations.
The impacts of the initial Suspension and Wind down to revenue, net income, net assets, or cash flow from operations for the periods recognized are not material to our consolidated results of operations and consolidated financial position. For the year ended December 31, 2021, revenue from sales in Russia represented approximately 1% of our global revenues, and assets in Russia represented less than 1% of our total assets. Our estimate of potential future losses or other contingencies related to the Suspension and Wind down activities, including any guarantee payments or any litigation costs or as otherwise related to our Wind down in Russia, could adversely affect our consolidated results of operations in the periods recognized but would not be material with respect to our consolidated financial position. As the conflict evolves, existing conditions may worsen or other impacts that are unknown at this time may arise that could have a material adverse effect on our consolidated financial position.
See the section titled Review of Business Segments for additional information on the impacts of the Russia-Ukraine conflict to our businesses.
See Note 2 Acquisitions and Divestitures and Note 4 Repositioning and Other Charges of Notes to Consolidated Financial Statements for additional information on the sale of our Russian entities and charges recognized related to the Suspension and Wind down, respectively.
See the section titled Risk Factors for additional information on potential risks to our business related to the Russia-Ukraine conflict.
17          Honeywell International Inc.

TABLE OF CONTENTS	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Consolidated Financial Results
Net Sales by Segment
18          Honeywell International Inc.

TABLE OF CONTENTS	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Profit by Segment
19          Honeywell International Inc.

TABLE OF CONTENTS	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED OPERATING RESULTS
Net Sales

$40,000
$30,000
$20,000
$10,000
$0
$35,466
$34,392
$32,637
2022
2021
2020
Net Sales

The change in net sales was attributable to the following:

	2022 Versus 2021	2021 Versus 2020
Volume	(4)%	1%
Price	10%	3%
Foreign currency translation	(3)%	1%
Acquisitions, divestitures, and other, net	—%	—%
Total % change in Net sales	3%	5%

2022 compared with 2021
A discussion of net sales by reportable business segment can be found in the Review of Business Segments section of this Management Discussion and Analysis.
Net sales increased due to the following:
•Increased pricing,
•Partially offset by lower sales volumes, and
•The unfavorable impact of foreign currency translation, driven by the strengthening of the U.S. Dollar against the currencies of the majority of our international markets, primarily the Euro, British Pound, Turkish Lira, Chinese Renminbi, and Australian Dollar.

Reconciliation of Reported Sales % Change to Organic Sales % Change and Organic Sales % Change Excluding Lost Russian Sales

	2022 Versus 2021	2021 Versus 2020
Total Reported % change in Net sales	3%	5%
Less: Foreign currency translation	(3)%	1%
Less: Acquisitions, divestitures, and other, net	—%	—%
Total Organic(1) % change in Net sales	6%	4%
Less: Sales decline attributable to lost Russian sales(2)	(1)%	—%
Total Organic % change excluding lost Russian sales	7%	4%
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
(2)     Lost Russian sales is defined as the year-over-year decline in sales due to the decision to wind down our businesses and operations in Russia. This does not reflect management’s estimate of 2022 Russian sales absent the decision to wind down our businesses and operations in Russia.
20          Honeywell International Inc.

TABLE OF CONTENTS	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cost of Products and Services Sold

$30,000
$24,000
$18,000
$12,000
$6,000
$0
$23,825
$23,394
$22,169
2022
2021
2020
Cost of Products and Services Sold

2022 compared with 2021
Cost of products and services sold increased in 2022 primarily due to the following:
•Higher direct and indirect material costs and higher labor costs of approximately $1.4 billion or 6%,
•Partially offset by lower sales volumes of approximately $1 billion or 4%.
Gross Margin

$15,000
$12,000
$9,000
$6,000
$3,000
$0
$11,641
$10,998
$10,468
32.8%
32.0%
32.1%
2022
2021
2020
Gross Margin
Gross Margin as a percentage of Net Sales

2022 compared with 2021
Gross margin increased by approximately $0.6 billion and gross margin percentage increased 80 basis points to 32.8% compared to 32.0% for the same period of 2021.
21          Honeywell International Inc.

TABLE OF CONTENTS	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Selling, General and Administrative Expenses

$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$5,214
$4,798
$4,772
14.7%
14.0%
14.6%
2022
2021
2020
Selling, general and administrative expenses
Selling, general and administrative expenses as a percentage of Net sales

2022 compared with 2021
Selling, general and administrative expenses increased primarily due to the following:
•Higher repositioning and other costs of approximately $0.2 billion or 4%, including charges and accrual of reserves directly attributable to the initial Suspension and Wind down of businesses and operations in Russia, and
•Higher labor costs of $0.1 billion or 2%.
Other (Income) Expense

	2022	2021	2020
Other (income) expense	$(366)	$(1,378)	$(675)
2022 compared with 2021
Other income decreased primarily due to the following:
•Lower pension and other postretirement income of approximately $0.6 billion, and
•Net expenses related to the NARCO Buyout and HWI Sale of approximately $0.3 billion.
For additional information regarding the NARCO Buyout and HWI Sale, see Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements.
22          Honeywell International Inc.

TABLE OF CONTENTS	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Tax Expense
2022 compared with U.S. Statutory Rate
The effective tax rate for 2022 was higher than the U.S. federal statutory rate of 21% primarily due to the following:
•Tax expense from restructuring, incremental tax reserves, and state taxes, representing a 320 basis-point increase,
•Offset by benefits received from employee share-based payments and tax credits, representing a 210 basis-point decrease.
For further discussion of changes in the effective tax rate, see Note 5 Income Taxes of Notes to Consolidated Financial Statements.
Net Income Attributable to Honeywell
2022 compared with 2021
Earnings per share of common stock–assuming dilution decreased primarily due to the following:
•Higher repositioning and other charges, including charges and accrual of reserves directly attributable to the initial Suspension and Wind down of businesses and operations in Russia and net charges for the NARCO Buyout and HWI Sale, impacted earnings per share by $0.86 after tax, and
•Higher pension mark-to-market expense and lower pension income impacted earnings per share by $0.69 after tax,
•Partially offset by higher segment profit from our reportable business segments impacted earnings per share by $0.53 after tax.

23          Honeywell International Inc.

REVIEW OF BUSINESS SEGMENTS
We globally manage our business operations through four reportable business segments: Aerospace, Honeywell Building Technologies, Performance Materials and Technologies, and Safety and Productivity Solutions.
AEROSPACE
Net Sales

	2022	2021	Change 2022 vs. 2021	2020	Change 2021 vs. 2020
Net sales	$11,827	$11,026	7%	$11,544	(4)%
Cost of products and services sold	7,747	7,191		7,813
Selling, general and administrative and other expenses	852	784		827
Segment profit	$3,228	$3,051	6%	$2,904	5%

Factors Contributing to Year-Over-Year Change	2022 vs. 2021		2021 vs. 2020
	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	8%	6%	(5)%	4%
Foreign currency translation	(1)%	—%	1%	—%
Acquisitions, divestitures, and other, net	—%	—%	—%	1%
Total % Change	7%	6%	(4)%	5%
2022 compared with 2021
Sales increased $801 million led by organic sales growth of $967 million in Commercial Aviation Aftermarket and $379 million in Commercial Aviation Original Equipment driven by higher sales volumes in air transport and business aviation, partially offset by a decline in organic sales of $491 million in Defense and Space primarily due to supply chain constraints and the overall unfavorable impact of foreign currency translation of $54 million.
Segment profit increased $177 million and segment margin percentage decreased 40 basis points to 27.3% compared to 27.7% for the same period of 2021.

24          Honeywell International Inc.

TABLE OF CONTENTS	REVIEW OF BUSINESS SEGMENTS
HONEYWELL BUILDING TECHNOLOGIES
Net Sales

	2022	2021	Change 2022 vs. 2021	2020	Change 2021 vs. 2020
Net sales	$6,000	$5,539	8%	$5,189	7%
Cost of products and services sold	3,505	3,242		3,067
Selling, general and administrative and other expenses	1,056	1,059		1,023
Segment profit	$1,439	$1,238	16%	$1,099	13%

Factors Contributing to Year-Over-Year Change	2022 vs. 2021		2021 vs. 2020
	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	14%	23%	4%	11%
Foreign currency translation	(6)%	(7)%	3%	3%
Acquisitions, divestitures, and other, net	—%	—%	—%	(1)%
Total % Change	8%	16%	7%	13%
2022 compared with 2021
Sales increased $461 million led by organic sales growth of $627 million in Products and $152 million in Building Solutions primarily due to increased pricing, partially offset by the unfavorable impact of foreign currency translation of $346 million.
Segment profit increased $201 million and segment margin percentage increased 160 basis points to 24.0% compared to 22.4% for the same period of 2021.
25          Honeywell International Inc.

TABLE OF CONTENTS	REVIEW OF BUSINESS SEGMENTS
PERFORMANCE MATERIALS AND TECHNOLOGIES
Net Sales

$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$10,727
$2,404
$4,731
$3,592
$10,013
$2,348
$4,611
$3,054
$9,423
$2,177
$4,590
$2,656
2022
2021
2020
UOP
Process Solutions
Advanced Materials

	2022	2021	Change 2022 vs. 2021	2020	Change 2021 vs. 2020
Net sales	$10,727	$10,013	7%	$9,423	6%
Cost of products and services sold	7,003	6,637		6,331
Selling, general and administrative and other expenses	1,370	1,256		1,241
Segment profit	$2,354	$2,120	11%	$1,851	15%

Factors Contributing to Year-Over-Year Change	2022 vs. 2021		2021 vs. 2020
	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	11%	15%	3%	14%
Foreign currency translation	(4)%	(4)%	2%	2%
Acquisitions, divestitures, and other, net	—%	—%	1%	(1)%
Total % Change	7%	11%	6%	15%
2022 compared with 2021
Sales increased $714 million led by organic sales growth of $684 million in Advanced Materials and $366 million in Process Solutions primarily due to increased pricing, partially offset by the unfavorable impact of foreign currency translation of $420 million. Compared to the same period of 2021, in 2022, sales volumes decreased in Process Solutions by $171 million and in UOP by $164 million due to the Russia-Ukraine conflict.
Segment profit increased $234 million and segment margin percentage increased 70 basis points to 21.9% compared to 21.2% for the same period of 2021.
26          Honeywell International Inc.

TABLE OF CONTENTS	REVIEW OF BUSINESS SEGMENTS
SAFETY AND PRODUCTIVITY SOLUTIONS
Net Sales

$10,000
$8,000
$6,000
$4,000
$2,000
$0
$6,907
$7,814
$6,481
$2,952
$3,260
$3,246
$1,619
$1,614
$1,273
$2,336
$2,940
$1,962
2022
2021
2020
Sensing and Safety Technologies
Productivity Solutions and Services
Warehouse and Workflow Solutions

	2022	2021	Change 2022 vs. 2021	2020	Change 2021 vs. 2020
Net sales	$6,907	$7,814	(12)%	$6,481	21%
Cost of products and services sold	4,779	5,738		4,532
Selling, general and administrative and other expenses	1,048	1,047		1,042
Segment profit	$1,080	$1,029	5%	$907	13%

Factors Contributing to Year-Over-Year Change	2022 vs. 2021		2021 vs. 2020
	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	(9)%	9%	22%	14%
Foreign currency translation	(3)%	(3)%	2%	2%
Acquisitions, divestitures, and other, net	—%	(1)%	(3)%	(3)%
Total % Change	(12)%	5%	21%	13%
2022 compared with 2021
Sales decreased $907 million primarily due to lower organic sales of $587 million in Warehouse and Workflow Solutions driven by lower demand for projects, lower organic sales of $152 million in Sensing and Safety Technologies driven by lower demand for personal protective equipment, and the unfavorable impact of foreign currency translation of $195 million.
Segment profit increased $51 million and segment margin percentage increased 240 basis points to 15.6% compared to 13.2% for the same period in 2021.
During the second quarter of 2022, our Productivity Solutions and Services business entered into a license and settlement agreement (the Agreement). Under the Agreement, we will receive up to $360 million, paid in equal quarterly installments over eight quarters, beginning with the second quarter of 2022. The Agreement provides each party a license to its existing patent portfolio for use by the other party’s existing products and resolves all patent-related litigation between the parties.
27          Honeywell International Inc.

TABLE OF CONTENTS	REVIEW OF BUSINESS SEGMENTS
CORPORATE AND ALL OTHER
Corporate and All Other primarily includes unallocated corporate costs, interest expense on holding-company debt, and the controlling majority-owned interest in Quantinuum. Corporate and All Other is not a separate reportable business segment as segment reporting criteria is not met for the activities reported with Corporate and All Other and the Company does not believe the results of operations are meaningful to investors. The Company continues to monitor the activities in Corporate and All Other to determine the need for further reportable business segment disaggregation.
REPOSITIONING CHARGES
See Note 4 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in 2022, 2021, and 2020. We recognized higher Total net repositioning and other charges in 2022 compared to 2021 due to the recognition of Asbestos-related charges, net of insurance and reimbursements related to the North American Refractory Company (NARCO) Buyout and HarbisonWalker International Holdings, Inc. (HWI) Sale, and Other charges related to the initial Suspension and Wind down of our business and operations in Russia. Cash spending related to our repositioning actions was $275 million, $382 million, and $564 million in 2022, 2021, and 2020, respectively, and was funded through operating cash flows.
28          Honeywell International Inc.

RISK FACTORS
Our business, operating results, cash flows, and financial condition are subject to the material risks and uncertainties set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.
MACROECONOMIC AND INDUSTRY RISKS
Each of our businesses is subject to unique industry and economic conditions that may adversely affect the markets and operating conditions of our customers, which in turn can affect demand for our products and services and our results of operations.
•Aerospace—Our Aerospace business is impacted by customer buying patterns of aftermarket parts, supplier stability, factory transitions, and global supply chain capacity constraints that may lead to shortages of crucial components. Operating results may be adversely affected by downturns in the global demand for air travel, which may impact new aircraft production or result in the delay or cancellation of new aircraft orders, delays in launch schedules for new aircrafts, the retirement of aircrafts, and reductions in global flying hours, which impacts air transport and regional, business, and general aviation aircraft utilization rates. Operating results may also be adversely affected by any decrease in air travel demand due to regional restrictions or suspension of service for public health, safety, or environmental events, such as the effects of a global pandemic, which impacted our operating results in 2022. Operating results could also be impacted by changes in overall trends related to end market demand for the product portfolio, as well as new entrants and non-traditional players entering the market. Operating results in our Defense and Space business unit may be affected by the mix of U.S. and foreign government appropriations for defense and space programs and by compliance risks. Results may also be impacted by the potential introduction of counterfeit parts into our global supply chain.
•Honeywell Building Technologies—Operating results may be adversely impacted by downturns in the level of global commercial construction activity (including retrofits and upgrades), lower capital spending and operating expenditures on building projects, changes in the competitive landscape, including new market entrants and new technologies, and fluctuations in inventory levels in distribution channels.
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
•Safety and Productivity Solutions—Operating results may be adversely impacted by reduced investments in process automation, safety monitoring, and plant capacity utilization initiatives, fluctuations in retail markets, a slowdown in demand for safety products, changes in the competitive landscape, including new market entrants and new technologies that may lead to product commoditization, and adverse industry economic conditions, all of which could result in lower market share, reduced selling prices, and lower margins.
A significant percentage of our sales and operations is in non-U.S. jurisdictions and is subject to the economic, political, regulatory, foreign exchange, and other risks of international operations.
Our international operations, including U.S. exports, represent more than half of the Company’s sales. Risks related to international operations include exchange control regulations, wage and price controls, fluctuations in foreign currency exchange rates, antitrust regulations, employment regulations, foreign investment laws, import, export and other trade restrictions (such as sanctions and embargoes), differing levels of protection of intellectual property, acts of industrial espionage, violations by our employees of anti-corruption laws (despite our efforts to mitigate such risk), changes in regulations regarding transactions with state-owned enterprises, nationalization of private enterprises, acts of terrorism, acts of war, civil strife, and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. Instability and uncertainties arising from the global geopolitical environment and the evolving international and domestic political, regulatory, and economic landscape, including the potential for changes in global trade policies, such as sanctions and trade barriers, and trends such as populism, economic nationalism and negative sentiment toward multinational companies, as well as the cost of compliance with increasingly complex and often conflicting regulations worldwide, can impair our flexibility in modifying product, marketing, pricing, or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.
Existing free trade laws and regulations provide certain beneficial duties and tariffs for qualifying imports and exports. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs, or taxes on imports from countries where we manufacture products or from where we import products or raw materials, either directly or through our suppliers, could have an impact on our competitive position and financial results.
29          Honeywell International Inc.

TABLE OF CONTENTS	RISK FACTORS
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
In response to the conflict between Russia and Ukraine, the U.S. and other countries imposed actions including sanctions, export and import controls, and trade restrictions with respect to Russian and Belarusian governments, government-related entities, and other entities and individuals. Further, the Russian government implemented retaliatory actions against the U.S. and other nation members of the North Atlantic Treaty Organization (NATO) as well as certain other nations. As a result of these governmental actions, in March 2022, we suspended substantially all of our sales, distribution, and service activities in Russia and Belarus (the Suspension), and in June 2022, we decided to wind down our existing businesses and operations in Russia (the Wind down). Given the uncertainty inherent in our remaining obligations related to our contracts with Russian counterparties, we do not believe it is possible to develop estimates of reasonably possible loss in excess of current accruals for these matters. Based on available information to date, the Company's estimate of potential future losses or other contingencies related to the Suspension and Wind down activities, including guarantee payments or any litigation costs or as otherwise related to our Wind down in Russia, could adversely affect the Company's consolidated results of operations in periods recognized but would not be material with respect to the Company's consolidated financial position. As the conflict continues to evolve, existing conditions may worsen, or other impacts, including escalation of the conflict in other regions of Europe where there is a material portion of our business, increased tension between Russia and the U.S. and other NATO members and other countries, or other impacts that are unknown at this time, could lead to increased charges and could have a material adverse effect on our consolidated financial position. These impacts may result in increased costs or additional impacts on our operations and may adversely affect our ability to meet contractual and financial obligations, results of operations, and financial condition.
To the extent the current conflict between Russia and Ukraine escalates, it may also negatively impact other risk factors disclosed in this Form 10-K and further impact our financial results. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and consumer spending; cybersecurity incidents and other disruptions to our information technology infrastructure or that of our customers and suppliers, including disruptions at our cloud computing, server, systems and other third party IT service providers; adverse changes in international trade policies and relations; our ability to implement and execute our business strategy, particularly in Eastern Europe and surrounding regions; disruptions in global supply chains; energy shortages; terrorist activities targeting U.S. government contractors and/or critical infrastructure; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets.
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
30          Honeywell International Inc.

TABLE OF CONTENTS	RISK FACTORS
OPERATIONAL RISKS
Raw material price fluctuations, inflation, the ability of key suppliers to meet quality and delivery requirements, or catastrophic events can increase the cost of our products and services, impact our ability to meet commitments to customers and cause us to incur significant liabilities.
The cost of raw materials is a key element in the cost of our products, particularly in Performance Materials and Technologies (copper, fluorspar, tungsten salts, ethylene, aluminum, and molybdenum) and in Aerospace (nickel, steel, titanium and other metals). As of December 31, 2022, Aerospace and Performance Materials and Technologies had 79% and 66%, respectively, of raw materials supply base under contract. Due to supply chain constraints and labor shortages, including as a result of the ongoing COVID-19 pandemic, there have been recent shortages of and inflationary trends in the cost of raw materials, including increases in labor and freight costs, for the transportation of raw materials. Any inability to source necessary materials when and as needed, offset material price or labor inflation through increased prices to customers, formula-driven or long-term fixed price contracts with suppliers, productivity actions, or commodity hedges could adversely affect our results of operations.
Many major components, product equipment items, and raw materials, particularly in Aerospace, are procured or subcontracted on a single or sole-source basis. Although we maintain a qualification and performance surveillance process and we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases, in addition to other supply chain disruptions, may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. In addition, current or future global economic uncertainty, including volatile financial markets, geopolitical instability, potential recession, and other events such as the COVID-19 pandemic, may affect the financial stability of our key suppliers or their access to financing, which may in turn affect their ability to perform their obligations to us. If one or more of our suppliers experiences financial difficulties, delivery delays, or other performance problems, our resulting inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.
In an effort to reduce the impact of current and future supply chain disruptions, we have implemented short-term and long-term strategies to reduce the impact of such disruptions, including development of new or redesigned products that satisfy our product quality controls and engineering qualifications and/or any applicable regulatory requirements. We cannot provide any assurance that our mitigation strategies will continue to be successful, or that we will be able to alter our strategies or develop new strategies if and as needed.
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
Our future growth rate depends upon a number of factors, including our ability to (i) identify and evolve with emerging technological and broader industry trends in our target end markets; (ii) develop and maintain competitive products; (iii) defend our market share against an ever-expanding number of competitors, including many new and non-traditional competitors; (iv) enhance our products by adding innovative features that differentiate our products from those of our competitors and prevent commoditization of our products; (v) develop, manufacture, and bring compelling new products to market quickly and cost-effectively; (vi) monitor disruptive technologies and business models; (vii) achieve sufficient return on investment for new products introduced based on capital expenditures and research and development spending; (viii) respond to changes in overall trends related to end market demand; and (ix) attract, develop, and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products. Competitors may also develop after-market services and parts for our products which attract customers and adversely affect our return on investment for new products. The failure of our technologies or products to gain market acceptance due to more attractive offerings by our competitors or the failure to address any of the above factors could significantly reduce our revenues and adversely affect our competitive standing and prospects.
31          Honeywell International Inc.

TABLE OF CONTENTS	RISK FACTORS
Failure to increase productivity through sustainable operational improvements, as well as an inability to successfully execute repositioning projects or to effectively manage our workforce, may reduce our profitability or adversely impact our businesses.
Our profitability and margin growth are dependent upon our ability to drive sustainable improvements. We seek productivity and cost savings benefits through repositioning actions and projects, such as consolidation of manufacturing facilities, transitions to cost-competitive regions, and product line rationalizations. Risks associated with these actions include delays in execution, additional unexpected costs, realization of fewer than estimated productivity improvements, and adverse effects on employee morale. We may not realize the full operational or financial benefits we expect, the recognition of these benefits may be delayed, and these actions may potentially disrupt our operations. In addition, organizational changes, increased attrition, failure to create and implement a succession plan for key Company positions, not retaining key talent, inability to attract new employees with unique skills, trends in rising labor costs and labor availability, labor relations difficulties, or workforce stoppage could have a material adverse effect on our business, reputation, financial position, and results of operations.
As a supplier to the U.S. government, we are subject to unique risks, such as the right of the U.S. government to terminate contracts for convenience and to conduct audits and investigations of our operations and performance.
U.S. government contracts are subject to termination by the government, either for the convenience of the government or for our failure to perform consistent with the terms of the applicable contract. Our contracts with the U.S. government are also subject to government audits that may recommend downward price adjustments and other changes. When appropriate and prudent, we made adjustments and paid voluntary refunds in the past and may do so in the future. In addition, U.S. government contracts are subject to congressional funding, which may be unavailable due to changes in priorities or subject to continuing resolution, which may result in funding reductions, eliminations, or other effects that could impact our business.
We are also subject to government investigations of business practices and compliance with government procurement and security regulations. If, as a result of any such investigation or other government investigations (including investigation of violations of certain environmental, employment, or export laws), Honeywell or one of its businesses were found to have violated applicable law, then it could be suspended from bidding on or receiving awards of new government contracts, suspended from contract performance pending the completion of legal proceedings, and/or have its export privileges suspended.
Our operations and the prior operations of predecessor companies expose us to the risk of material environmental liabilities.
Mainly because of past operations and operations of predecessor companies, we are subject to potentially material liabilities related to the remediation of environmental hazards and to claims of personal injuries or property damages that may be caused by hazardous substance releases and exposures. We continue to incur remedial response and voluntary clean-up costs for site contamination and are a party to lawsuits and claims associated with environmental and safety matters, including past production of products containing hazardous substances. Additional lawsuits, claims, and costs involving environmental matters are likely to continue to arise in the future. Various federal, state, local, and foreign governments regulate the use of certain materials, the discharge of materials into the environment, and/or communications respecting certain materials in our products, and can impose substantial fines and criminal sanctions for violations, and require injunctive relief measures, including installation of costly equipment, implementation of operational changes to limit emissions and/or decrease the likelihood of accidental hazardous substance releases, or limiting access of our products to markets, among others. In addition, changes in laws, regulations and enforcement of policies, the discovery of previously unknown contamination or new technology or information related to individual sites, the establishment of stricter toxicity standards with respect to certain contaminants, or the imposition of new clean-up requirements or remedial techniques could require us to incur additional costs in the future that would have a negative effect on our financial condition or results of operations.
32          Honeywell International Inc.

TABLE OF CONTENTS	RISK FACTORS
Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
Cybersecurity is a critical component of the Company’s enterprise risk management program. Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products, its customers, and/or its third party service providers, including cloud providers. Our customers, including the U.S. government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. We seek to deploy comprehensive measures to deter, prevent, detect, respond to and mitigate these threats, including identity and access controls, data protection, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems. Despite these efforts, cybersecurity incidents (against us or parties with whom we contract), depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties), theft of funds, and the disruption of business operations. The potential consequences of a material cybersecurity incident and its effects include financial loss, reputational damage, litigation with third parties, theft of intellectual property, fines levied by the Federal Trade Commission or other government agencies, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations. In addition, cybersecurity laws and regulations continue to evolve, and are increasingly demanding, both in the U.S. and globally, which adds compliance complexity and may increase our costs of compliance and expose us to reputational damage or litigation, monetary damages, regulatory enforcement actions, or fines in one or more jurisdictions. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.
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
We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts to protect such data, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, or employee errors that could potentially lead to the compromising of such data, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, we operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S. states and foreign jurisdictions in which we operate and we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secure. For example, European laws require us to have an approved legal mechanism to transfer personal data out of Europe; the European Union General Data Protection Regulation imposes stringent requirements in how we collect and process personal data and provides for significantly greater penalties for noncompliance; and several other states and countries have passed or are considering laws that require personal data relating to their residents or citizens to be maintained on local servers and impose additional data transfer restrictions. Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage, and civil lawsuits, any of which may adversely affect our business, reputation, and financial statements.
33          Honeywell International Inc.

TABLE OF CONTENTS	RISK FACTORS
A material disruption of our operations, particularly at our manufacturing facilities or within our information technology infrastructure, could adversely affect our business.
Our facilities, supply chains, distribution systems, and information technology systems are subject to catastrophic loss due to natural disasters or other disruptions, including hurricanes and floods, which may be exacerbated by the effects of climate change, power outages, fires, explosions, terrorism, equipment failures, sabotage, cyber incidents, any potential effects of climate change and adverse weather conditions, including water scarcity, labor disputes, critical supply failure, inaccurate downtime forecast, political disruption, public health crises, like a regional or global pandemic, and other reasons, which can result in undesirable consequences, including financial losses and damaged relationships with customers. The COVID-19 pandemic has disrupted and may continue to disrupt our supply chain, distribution channels, production facilities, operations and customer demand, which has negatively impacted our operations and adversely affected our business and could continue to do so. We employ information technology systems and networks to support the business and rely on them to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Disruptions to our information technology infrastructure from system failures, shutdowns, power outages and energy shortages, telecommunication or utility failures, cybersecurity incidents, and other events, including disruptions at our cloud computing, server, systems and other third party IT service providers, could interfere with our operations, interrupt production and shipments, damage customer and business partner relationships, and negatively impact our reputation. In addition, the insurance we maintain may not be adequate to cover our losses resulting from any business interruption, including those resulting from a natural disaster or other severe weather event, and recurring extreme weather events or other adverse events could reduce the availability or increase the cost of insurance.
Concentrations of credit, counterparty and market risk may adversely affect our results of operations and financial condition.
We maintain long-term contractual relationships with many of our customers, suppliers, and other counterparties. While we monitor the financial health of these counterparties, we are exposed to credit and market risks of such counterparties, including those concentrated in the same or similar industries and geographic regions. Changes in political and economic conditions could also lead to concerns about the creditworthiness of counterparties and their ability to pay in the same or similar industry or geography, impacting our ability to renew our long-term contractual arrangements or collect amounts due under these arrangements. Among other factors, changes in economic conditions, including an economic downturn or recession, could also result in the credit deterioration or insolvency of a significant counterparty.
We are impacted by increasing stakeholder interest in public company performance, disclosure, and goal-setting with respect to environmental, social, and governance (ESG) matters.
In response to growing customer, investor, employee, governmental, and other stakeholder interest in our ESG practices, including our procedures, standards, performance metrics, and goals, we have increased reporting of our ESG programs and performance and have established and announced goals and other objectives related to ESG matters. These goal statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our ability to achieve any goal or objective, including with respect to ESG initiatives, is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (i) the availability and cost of low- or non-carbon-based energy sources and technologies, (ii) evolving regulatory requirements affecting ESG standards or disclosures, (iii) the availability of suppliers that can meet our sustainability, diversity and other standards, (iv) our ability to recruit, develop, and retain diverse talent in our labor markets, and (v) the impact of our organic growth and acquisitions or dispositions of businesses or operations. In addition, standards for tracking and reporting on ESG matters have not been harmonized and continue to evolve. Our processes and controls for reporting of ESG matters may not always comply with evolving and disparate standards for identifying, measuring, and reporting ESG metrics, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our performance metrics, goals or reported progress in achieving such goals. In addition, certain of our products and services, including offerings in our Defense and Space business unit, are unattractive to certain investors and may cause us to be increasingly subject to ESG-driven investment practices that preclude investment in our debt and equity.
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
Global climate change and related regulations and changes in customer demand could negatively affect our operations and our business.
The effects of climate change could create financial risks to our business. For example, the effects of physical impacts of climate change could disrupt our operations by impacting the availability and cost of materials needed for manufacturing, exacerbate existing risks to our supply chain, disrupt our operations, and increase insurance and other operating costs. These factors may impact our decisions to construct new facilities or maintain existing facilities in areas most prone to physical climate risks. We could also face indirect financial risks passed through the supply chain and disruptions that could result in increased prices for our products and the resources needed to produce them.
34          Honeywell International Inc.

TABLE OF CONTENTS	RISK FACTORS
The growing focus on addressing global climate change has resulted in more regulations designed to reduce greenhouse gas emissions and more customer demand for products and services that have a lower carbon footprint or that help businesses and consumers reduce carbon emissions throughout their value chains. These regulations tend to be implemented under global, national and sub-national climate objectives or policies, and target the global warming potential of refrigerants, energy efficiency, and the combustion of fossil fuels. Although we offer and continue to invest in developing solutions that help our customers meet their carbon reduction and sustainability goals, many of our products combust fossil fuels, consume energy, and use refrigerants. Regulations and carbon reduction goals which seek to reduce greenhouse gas emissions could reduce demand for such products and present a risk to our business. We may be required to further increase research and development and other capital expenditures in order to develop offerings that meet these new regulations, standards, and customer demands. There can be no assurance that our new product development efforts will be successful, that our products will be accepted by the market, or that economic returns will reflect our investments in new product development.
LEGAL AND REGULATORY RISKS
Our U.S. and non-U.S. tax liabilities are dependent, in part, upon the distribution of income among various jurisdictions in which we operate, as well as changes in tax law or regulation.
Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, regulations and judicial rulings (or changes in the interpretation thereof), potential taxation of digital services, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures, and various other governmental enforcement initiatives. Our tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of future earnings of the Company, which could impact the valuation of our deferred tax assets. In addition, our future effective tax rates could be subject to volatility or adversely affected by changes in tax laws, regulations, accounting principles, or interpretations thereof.
Changes in legislation or government regulations or policies can have a significant impact on our results of operations.
The sales and margins of each of our reportable business segments are directly impacted by government regulations, including environmental, safety, performance, and product certification regulations. Within Aerospace, the operating results of Commercial Aviation Original Equipment and Commercial Aviation Aftermarket may be impacted by, among other things, mandates of the Federal Aviation Administration and other similar international regulatory bodies requiring the installation of equipment on aircraft. Our Defense and Space business unit may be affected by changes in government procurement regulations. Within Honeywell Building Technologies and Safety and Productivity Solutions, the demand for and cost of providing products, services and solutions can be impacted by fire, security, safety, health care, environmental, and energy efficiency standards and regulations. Performance Materials and Technologies’ results of operations can be impacted by environmental and health standards, regulations, and judicial determinations, including potential per/polyfluoroalkyl substances (PFAS) legislation and regulations that, if adopted, could impact the sale of certain products in our Advanced Materials business, without fully assessing level of risk or environmental impact. Growth in all our businesses within emerging markets may be adversely impacted by the inability to acquire and retain qualified employees where local employment law mandates may be restrictive. Changes in such regulations and government policies could negatively impact us; for instance, noncompliance with legislation and regulations can result in fines and penalties, and compliance with any new regulations or policies may be burdensome and/or require significant expenditures.
Increased focus and evolving views of lawmakers climate change and other environmental, social and governance issues could have long-term impact on our business and result of operations.
Increased public awareness and concern regarding global climate change and other ESG matters may result in more international, regional and/or federal regulatory or other stakeholder requirements or expectations that could mandate more restrictive or expansive standards, such as stricter limits on greenhouse gas emissions, more prescriptive reporting of ESG metrics, practices and targets, than the voluntary commitments that the Company has adopted or require such changes on a more accelerated time frame. There continues to be a lack of consistent climate and other ESG legislation, which creates economic and regulatory uncertainty; however, there has been an increasing amount of legislative and regulatory activity, particularly in the European Union, United Kingdom, and U.S. New or revised legal and regulatory requirements could impose significant operational restrictions and compliance requirements upon the Company or its products, and could negatively impact the Company’s business, capital expenditures, results of operations, financial condition, and competitive position.
35          Honeywell International Inc.

TABLE OF CONTENTS	RISK FACTORS
We cannot predict with certainty the outcome of litigation matters, government proceedings and other contingencies and uncertainties.
We are subject to a number of lawsuits, investigations, and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability (including asbestos), prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, antitrust, anti-corruption, accounting, import and export, and environmental, health, and safety matters. Our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements, and we may become subject to or be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, cash flows and financial condition. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. The incurrence of significant liabilities for which there is no or insufficient insurance coverage could adversely affect our results of operations, cash flows, liquidity, and financial condition.

36          Honeywell International Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Information relating to market risks is included within Liquidity and Capital Resources of our Form 10-K under the caption “Financial Instruments.”
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
CASH
We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty. As of December 31, 2022, and 2021, we held $10.1 billion and $11.5 billion, respectively, of cash and cash equivalents, including our short-term investments.
As of December 31, 2022, $5.0 billion of the Company’s cash, cash equivalents, and short-term investments were held by non-US subsidiaries. We do not have material amounts related to any jurisdiction subject to currency control restrictions that impact our ability to access and repatriate such amounts. Under current laws, we do not expect taxes on repatriation or restrictions on amounts held outside of the U.S. to have a material effect on our overall liquidity.
BORROWINGS
We leverage a variety of debt instruments to manage our overall borrowing costs. As of December 31, 2022, and 2021, our total borrowings were $19.6 billion.

	December 31,
	2022	2021
Commercial paper and other short-term borrowings	$2,717	$3,542
Variable rate notes	22	622
Fixed rate notes	17,086	15,314
Other	265	272
Fair value of hedging instruments	(287)	60
Debt issuance costs	(233)	(211)
Total borrowings	$19,570	$19,599
A primary source of liquidity is our ability to access the corporate bond markets. Through these markets, we issue a variety of long-term fixed rate notes, in a variety of currencies, to manage our overall funding costs.
Another primary source of liquidity is our ability to access the commercial paper market. Commercial paper notes are sold at a discount or premium and have a maturity of not more than 365 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing acquisitions. The weighted average interest rate on commercial paper and other short-term borrowings outstanding was 3.29% and 0.07% as of December 31, 2022, and 2021, respectively.
37          Honeywell International Inc.

TABLE OF CONTENTS	LIQUIDITY AND CAPITAL RESOURCES
We also have the following revolving credit agreements:
•A $1.5 billion 364-Day Credit Agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated March 24, 2022. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 23, 2023, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 23, 2024, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 364-Day Credit Agreement replaced the previously reported $1.5 billion 364-day credit agreement dated March 31, 2021, which was terminated in accordance with its terms effective March 24, 2022. As of December 31, 2022, there were no outstanding borrowings under our 364-Day Credit Agreement.
•A $4.0 billion Five-Year Credit Agreement (the 5-Year Credit Agreement) with a syndicate of banks, dated March 24, 2022. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 5-Year Credit Agreement amended and restated the previously reported $4.0 billion amended and restated five-year credit agreement dated March 31, 2021. As of December 31, 2022, there were no outstanding borrowings under our 5-Year Credit Agreement.
We also have a current shelf registration statement filed with the SEC under which we may issue additional debt securities, common stock, and preferred stock that may be offered in one or more offerings on terms to be determined at the time of the offering. We anticipate that net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, share repurchases, capital expenditures, and acquisitions.
CREDIT RATINGS
Our ability to access the global debt capital markets and the related cost of these borrowings is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of December 31, 2022, S&P Global Inc. (S&P), Fitch Ratings Inc. (Fitch), and Moody’s Investor Service (Moody's) have ratings on our debt set forth in the table below:

	S&P	Fitch	Moody's
Outlook	Stable	Stable	Stable
Short-term	A-1	F1	P1
Long-term	A	A	A2
CASH FLOW SUMMARY
Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Years Ended December 31,
	2022	2021	Change 2022 vs. 2021	2020	Change 2021 vs. 2020
Cash and cash equivalents at beginning of period	$10,959	$14,275	$(3,316)	$9,067	$5,208
Operating activities
Net income attributable to Honeywell	4,966	5,542	(576)	4,779	763
Noncash adjustments	1,946	971	975	1,284	(313)
Changes in working capital	(1,334)	51	(1,385)	617	(566)
Other operating activities	(304)	(526)	222	(472)	(54)
Net cash provided by operating activities	5,274	6,038	(764)	6,208	(170)
Net cash used for investing activities	(93)	(1,061)	968	(987)	(74)
Net cash used for financing activities	(6,330)	(8,254)	1,924	(81)	(8,173)
Effect of foreign exchange rate changes on cash and cash equivalents	(183)	(39)	(144)	68	(107)
Net increase (decrease) in cash and cash equivalents	(1,332)	(3,316)	1,984	5,208	(8,524)
Cash and cash equivalents at end of period	$9,627	$10,959	$(1,332)	$14,275	$(3,316)
38          Honeywell International Inc.

TABLE OF CONTENTS	LIQUIDITY AND CAPITAL RESOURCES

2022 compared with 2021
Cash related to operating activities decreased by $764 million primarily due to an unfavorable impact to working capital. Working capital declined by $1,385 million, led by decreases in Accounts payable of $899 million, primarily due to a decrease in purchases of materials driven by lower sales volumes and a decrease in days payables outstanding, and increases in Accounts receivable of $731 million, primarily due to revenue growth mainly as a result of pricing actions. Operating cash flow was further reduced by the decrease in Net income attributable to Honeywell, partially offset by higher noncash adjustments for repositioning and other net charges for the NARCO Buyout and HWI Sale and charges related to the initial Suspension and Wind down of our business and operations in Russia, and a decrease in pension and other postretirement income.
Cash related to investing activities increased by $968 million primarily due to a $1,148 million decrease in cash paid for acquisitions, net of cash acquired.
Cash related to financing activities increased by $1,924 million primarily due to a $3,067 million decrease in the payments of long-term debt and $436 million increase in proceeds from the issuance of long-term debt, partially offset by a $820 million increase in repurchases of common stock and $790 million decrease in the net proceeds from the issuance of commercial paper and other short-term borrowings.
CASH REQUIREMENTS AND ASSESSMENT OF CURRENT LIQUIDITY
In addition to our normal operating cash requirements, we expect our primary cash requirements in 2023 to be as follows:
•Capital expenditures—we expect to spend approximately $1.0 billion for capital expenditures in 2023 primarily for growth, production and capacity expansion, implementation of cost reduction measures, maintenance, and replacement.
•Share repurchases—under our share repurchase program, $2.9 billion was available as of December 31, 2022, for additional share repurchases. We expect to repurchase outstanding shares from time to time to offset the dilutive impact of employee stock-based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we will seek to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and our level of operating, financing, and other investing activities.
•Dividends—we increased our quarterly dividend rate by 5% to $1.03 per share of common stock effective with the fourth quarter 2022 dividend. We intend to continue to pay quarterly dividends in 2023.
We continue to identify opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers. In addition, multiple third-party financial institutions offer a voluntary supply chain financing (SCF) program which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on terms that are negotiated between the supplier and the respective financial institution. We agree on commercial terms for the goods and services we procure from our suppliers, including prices, quantities, and payment terms, regardless of whether the supplier elects to participate in the SCF program. Our suppliers’ voluntary participation in the SCF program has no bearing on our payment terms and we have no economic interest in a supplier’s decision to participate in the SCF program.
Amounts due to our suppliers that elected to participate in the SCF programs are included in Accounts payable in the Consolidated Balance Sheet. At December 31, 2022, Accounts payable included approximately $700 million payable to suppliers who have elected to participate in the SCF program. Amounts settled with third-party financial institutions through the SCF program increased approximately $200 million for the year ended December 31, 2022. The increase for the year ended December 31, 2022, reflects a combination of an extension of payment terms with suppliers and increased utilization of our SCF program. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in Cash flows from operating activities in our Consolidated Statement of Cash Flows. While access to SCF could decrease if our credit ratings are downgraded, we do not believe that changes in the availability of SCF will have a significant impact on our liquidity. The impact of this program is not material to our overall liquidity.
We sell trade receivables to unaffiliated financial institutions without recourse. Transfers of the receivables are accounted for as sales and, accordingly, receivables sold are excluded from Accounts receivable—net in the Consolidated Balance Sheet and are reflected in Cash flows from operating activities in the Consolidated Statement of Cash Flows. The difference between the carrying amount of the trade receivables sold and the cash received is recorded in Cost of products and services sold in the Consolidated Statement of Operations. The impact of this program is not material to our overall liquidity.
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
39          Honeywell International Inc.

TABLE OF CONTENTS	LIQUIDITY AND CAPITAL RESOURCES
In early 2023, we made payments of approximately $1.5 billion in connection with the NARCO Buyout and UOP Matters. During 2023, and pursuant to the NARCO Amended Buyout Agreement, we expect to receive approximately $295 million related to the HWI Sale. We believe these payments and receipts will not materially impact our liquidity position. See Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information on the NARCO Buyout and UOP Matters.
Based on past performance and current expectations, we believe that our operating cash flows will be sufficient to meet our future operating cash needs. Our available cash, committed credit lines, and access to the public debt and equity markets provide additional sources of short-term and long-term liquidity to fund current operations, debt maturities, and future investment opportunities.
See Note 9 Long-term Debt and Credit Agreements of Notes to Consolidated Financial Statements for additional discussion of items impacting our liquidity.
CONTRACTUAL OBLIGATIONS
Following is a summary of our significant contractual obligations and probable liability payments at December 31, 2022:

	Total(6)(7)	Payments by Period			Thereafter
		2023	2024 - 2025	2026 - 2027
Long-term debt, including finance leases(1)	$16,853	$1,730	$3,059	$2,523	$9,541
Interest payments on long-term debt, including finance leases	4,523	472	844	738	2,469
Operating lease liabilities	1,080	208	315	203	354
Purchase obligations(2)	2,844	1,453	962	283	146
Estimated environmental liability payments(3)	615	222	201	171	21
Asbestos-related liability payments(4)	1,291	111	204	178	798
Asbestos insurance recoveries(5)	(130)	(18)	(29)	(21)	(62)
	$27,076	$4,178	$5,556	$4,075	$13,267
(1)Assumes all long-term debt is outstanding until scheduled maturity.
(2)Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.
(3)The payment amounts in the table only reflect the environmental liabilities which are probable and reasonably estimable as of December 31, 2022.
(4)These amounts are estimates of asbestos-related cash payments for Bendix based on our asbestos-related liabilities which are probable and reasonably estimable as of December 31, 2022. Amounts exclude payments made in January 2023 in connection with the NARCO Buyout. See Asbestos Matters in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information.
(5)These amounts represent our insurance recoveries that are deemed probable for asbestos-related liabilities as of December 31, 2022. See Asbestos Matters in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information.
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
ASBESTOS MATTERS
Payments, net of insurance recoveries, related to known asbestos matters were $166 million, $240 million, and $229 million for the years ended December 31, 2022, 2021, and 2020, respectively, and are estimated to be approximately $133 million in 2023. We expect to make payments associated with these asbestos matters from operating cash flows. The timing of these payments depends on several factors, including the timing of litigation and settlements of liability claims. In early 2023, we made payments of approximately $1.3 billion in connection with the NARCO Buyout. For additional information regarding the NARCO Buyout, see Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements.
40          Honeywell International Inc.

TABLE OF CONTENTS	LIQUIDITY AND CAPITAL RESOURCES

ENVIRONMENTAL MATTERS
Accruals during the year for environmental matters deemed probable and reasonably estimable were $186 million, $168 million, and $173 million for the years ended December 31, 2022, 2021, and 2020, respectively. In addition, for the years ended December 31, 2022, 2021, and 2020, we incurred operating costs for ongoing businesses of approximately $71 million, $88 million, and $88 million, respectively, relating to compliance with environmental regulations.
Payments related to known environmental matters were $211 million, $210 million, and $216 million for the years ended December 31, 2022, 2021, and 2020, respectively, and are estimated to be approximately $222 million in 2023. We expect to make payments associated with these environmental matters from operating cash flows. The timing of these payments depends on several factors, including the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, execution timeframe of projects, remedial techniques to be utilized, and agreement with other parties.
Reimbursements from Resideo for payments related to environmental matters at certain sites, as defined in the indemnification and reimbursement agreement, were $140 million in 2022 and are expected to be $140 million in 2023.
See Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of our environmental matters and the indemnification and reimbursement agreement entered into with Resideo.
41          Honeywell International Inc.

TABLE OF CONTENTS	LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to reduce our risks from interest and foreign currency exchange rate fluctuations. Derivative financial instruments are not used for trading or other speculative purposes and we do not use leveraged derivative financial instruments.
The following table illustrates the potential change in fair value for interest rate sensitive instruments based on a hypothetical immediate one percentage point increase in interest rates across all maturities and the potential change in fair value for foreign exchange rate sensitive instruments based on a 10% weakening of the U.S. Dollar versus local currency exchange rates across all maturities at December 31, 2022, and 2021:

	Face or Notional Amount	Carrying Value(1)	Fair Value(1)	Estimated Increase (Decrease) in Fair Value(2)
December 31, 2022
Interest rate sensitive instruments
Long-term debt (including current maturities)	$16,853	$(16,853)	$(15,856)	$(980)
Interest rate swap agreements	4,984	(287)	(287)	(189)
Total	$21,837	$(17,140)	$(16,143)	$(1,169)
Foreign exchange rate sensitive instruments
Foreign currency exchange contracts(3)	$10,545	$85	$85	$(305)
Cross currency swap agreements	3,189	90	90	(311)
Total	$13,734	$175	$175	$(616)
December 31, 2021
Interest rate sensitive instruments
Long-term debt (including current maturities)	$16,057	$(16,057)	$(17,022)	$(1,148)
Interest rate swap agreements	3,150	60	60	(112)
Total	$19,207	$(15,997)	$(16,962)	$(1,260)
Foreign exchange rate sensitive instruments
Foreign currency exchange contracts(3)	$12,671	$92	$92	$(628)
Cross currency swap agreements	1,200	39	39	(116)
Total	$13,871	$131	$131	$(744)
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
See Note 11 Derivative Instruments and Hedging Transactions of Notes to Consolidated Financial Statements for further discussion.
42          Honeywell International Inc.

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
Sales Recognition on Long-Term Contracts—We recognize sales for long-term contracts with performance obligations satisfied over time using either an input or output method. We recognize revenue over time as we perform on these contracts based on the continuous transfer of control to the customer. With control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost input method of progress for our contracts because it best depicts the transfer of control to the customer that occurs as we incur costs. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion requires judgment. Contract revenues are largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance and price adjustment clauses (such as inflation or index-based clauses). Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Impacts from changes in estimates of net sales and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. Anticipated losses on long-term contracts are recognized when such losses become evident. We maintain financial controls over the customer qualification, contract pricing, and estimation processes to reduce the risk of contract losses.
Income Taxes—On a recurring basis, we assess the need for a valuation allowance against our deferred tax assets by considering all available positive and negative evidence, such as past operating results, projections of future taxable income, enacted tax law changes, and the feasibility and impact of tax planning initiatives. Our projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs, as well as the timing and amount of reversals of taxable temporary differences.
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolution of any related appeals and litigation. We assess our income tax positions based upon our evaluation of the facts, circumstances, and information available at the reporting date. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.
For further discussion of additional income tax policies, see Note 1 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.
43          Honeywell International Inc.

TABLE OF CONTENTS	CRITICAL ACCOUNTING ESTIMATES
Goodwill and Indefinite-Lived Intangible Assets Impairment Testing—Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual, or more frequent if necessary, impairment testing. In testing goodwill and indefinite-lived intangible assets, the fair value is estimated utilizing a discounted cash flow approach utilizing cash flow forecasts, including strategic and annual operating plans, adjusted for terminal value assumptions. These impairment tests involve the use of accounting estimates and assumptions, and changes to those assumptions could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. To address this uncertainty, we perform sensitivity analyses on key estimates and assumptions. Once the fair value is determined, if the carrying amount exceeds the fair value, it is impaired. Any impairment is measured as the difference between the carrying amount and its fair value.
Finite-Lived Intangible Assets—The determination of useful lives (for depreciation/amortization purposes) and whether or not intangible assets are impaired involves the use of accounting estimates and assumptions, and changes to those assumptions could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. We evaluate the recoverability of the carrying amount of our finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of a finite-lived intangible asset group may not be fully recoverable. The principal factors in considering when to perform an impairment review are as follows:
•Significant under-performance (i.e., declines in sales, earnings, or cash flows) of a business or product line in relation to expectations;
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
Defined Benefit Pension Plans—We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans. For financial reporting purposes, net periodic pension (income) expense is calculated annually based upon various actuarial assumptions, including a discount rate for plan obligations and an expected long-term rate of return on plan assets. Changes in the discount rate and expected long-term rate of return on plan assets could materially affect the annual pension (income) expense amount. Annual pension (income) expense is comprised of service and interest cost, assumed return on plan assets, prior service amortization (Pension ongoing (income) expense), and a potential mark-to-market adjustment (MTM Adjustment).
The key assumptions used in developing our net periodic pension (income) expense for our U.S. plans included the following:

	2022	2021	2020
Discount rate:
Projected benefit obligation	2.87%	2.50%	3.22%
Service cost	2.98%	2.68%	3.33%
Interest cost	2.26%	1.76%	2.76%
Assets:
Expected rate of return	6.40%	6.15%	6.15%
Actual rate of return	(10.45)%	6.84%	13.81%
Actual 10 year average annual compounded rate of return	8.77%	11.37%	10.64%
The MTM Adjustment represents the recognition of net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor). Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension plans or when assumptions change. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations as of the measurement date each year and the difference between expected and actual returns on plan assets. The mark-to-market accounting method results in the potential for volatile and difficult to forecast MTM Adjustments. MTM Adjustments were expenses of $523 million, $40 million, and $44 million for the years ended December 31, 2022, 2021, and 2020, respectively.
44          Honeywell International Inc.

TABLE OF CONTENTS	CRITICAL ACCOUNTING ESTIMATES
We determine the expected long-term rate of return on plan assets utilizing historical plan asset returns over varying long-term periods combined with our expectations of future market conditions and asset mix considerations (see Note 20 Pension and Other Postretirement Benefits of Notes to Consolidated Financial Statements for details on the actual various asset classes and targeted asset allocation percentages for our pension plans). We plan to use an expected rate of return on plan assets of 6.75% for 2023, which is an increase in the assumption used for 2022.
The discount rate reflects the market rate on December 31 (measurement date) for high-quality fixed income investments with maturities corresponding to our benefit obligations and is subject to change each year. The discount rate can be volatile from year to year as it is determined based upon prevailing interest rates as of the measurement date. We used a 5.17% discount rate to determine benefit obligations as of December 31, 2022, reflecting an increase in the market interest rate environment since the prior year-end.
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

Change in Assumption	Impact on 2023 Pension Ongoing Expense	Impact on Projected Benefit Obligation
0.25 percentage point decrease in discount rate	Decrease $16 million	Increase $310 million
0.25 percentage point increase in discount rate	Increase $15 million	Decrease $296 million
0.25 percentage point decrease in expected rate of return on assets	Increase $41 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $41 million	—
Pension ongoing income for our world-wide pension plans is expected to be approximately $545 million in 2023 compared with Pension ongoing income of $993 million in 2022. The expected decrease in pension income is due to changes in market conditions over the course of 2022. Significantly higher discount rates globally have increased the interest cost on the plan obligations, while decreasing asset values in plans, reducing the expected return generated by the plan assets. Also, if required, a MTM Adjustment will be recorded in the fourth quarter of 2023 in accordance with our pension accounting method as previously described. It is difficult to reliably forecast or predict whether there will be a MTM Adjustment in 2023, and if one is required, what the magnitude of such adjustment will be. MTM Adjustments are primarily driven by events and circumstances beyond the control of the Company such as changes in interest rates and the performance of the financial markets.
Asbestos-Related Liabilities and Insurance Recoveries—The recognition of asbestos-related liabilities relates to a predecessor company, Bendix Friction Materials (Bendix). For Bendix asbestos-related claims, we accrue for the estimated value of pending claims using average resolution values for the previous five years. We also accrue for the estimated value of future claims related to Bendix over the full term of epidemiological disease projection through 2059 based on historic and anticipated claims filing experience and dismissal rates, disease classifications, and average resolution values in the tort system for the previous five years. We update our assumptions on average payment values and average resolution values in the fourth quarter of each year.
In connection with the recognition of liabilities for asbestos-related matters, we record asbestos-related insurance recoveries that are deemed probable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding insurers. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which was considered in our analysis of probable recoveries. Projecting future events is subject to various uncertainties that could cause the insurance recovery on asbestos-related liabilities to be higher or lower than that projected and recorded. Given the inherent uncertainty in making future projections, we reevaluate our projections concerning our probable insurance recoveries considering any changes to the projected liability, our recovery experience or other relevant factors that may impact future insurance recoveries.
See Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of management’s judgments applied in the recognition and measurement of our asbestos-related liabilities and related insurance recoveries.
Contingent Liabilities—We are subject to a number of lawsuits, investigations, and claims (some of which involve substantial dollar amounts) arising out of the conduct of our business operations or those of previously owned entities, including matters relating to commercial transactions, government contracts, product liability (including asbestos), prior acquisitions and divestitures, employee benefit plans, intellectual property, legal, and environmental, health, and safety matters. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the costs associated with environmental matters, the outcome of negotiations, the number and cost of pending and future asbestos claims, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including new discovery of facts, changes in legislation, and outcomes of similar cases through the judicial system), changes in assumptions, or changes in our settlement strategy. See Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of management’s judgment applied in the recognition and measurement of our environmental and asbestos liabilities which represent our most significant contingencies.
45          Honeywell International Inc.

OTHER MATTERS
LITIGATION
See Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of environmental, asbestos, and other litigation matters.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.
46          Honeywell International Inc.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of Honeywell, listed as follows, are elected annually by the Board of Directors. There are no family relationships among them.

Name, Age, Year First Elected an Executive Officer	Business Experience
Darius Adamczyk, 57 2017(a)	Chairman of the Board and Chief Executive Officer since April 2018. President and Chief Executive Officer from April 2017 to April 2018. Chief Operating Officer from April 2016 to March 2017. President and Chief Executive Officer, Performance Materials and Technologies from April 2014 to April 2016. President of Honeywell Process Solutions from April 2012 to April 2014.
Lucian Boldea, 51 2022	President and Chief Executive Officer, Performance Materials and Technologies since October 2022. Mr. Boldea was previously employed at Eastman Chemical Company, from 1997 to 2022, where he held a variety of leadership roles during his tenure, including Executive Vice President from January 2019 to September 2022, where he led global strategy, business operations, and financial performance.
Kevin Dehoff, 60 2022	President and Chief Executive Officer, Connected Enterprise since May 2022. President, Productivity Solutions and Services from November 2019 to April 2022. From 2012 to October 2019, Mr. Dehoff served as Senior Partner and Practice Leader in McKinsey & Company where he supported strategic business transformations and led a wide range of performance and operating excellence initiatives.
Vimal Kapur, 57 2018	President and Chief Operating Officer since July 2022. President and Chief Executive Officer, Performance Materials and Technologies from July 2021 to October 2022. President and Chief Executive Officer, Honeywell Building Technologies from June 2018 to June 2021. President of Honeywell Process Solutions from 2014 to May 2018.
George Koutsaftes, 53 2022
President and Chief Executive Officer, Safety and Productivity Solutions since April 2022. Chief Operating Officer, Safety and Productivity Solutions from January 2022 to March 2022. President of the Advanced Materials business in Honeywell’s Performance Materials and Technologies reportable business segment from November 2017 to January 2022 and interim global leader of Business Development and Mergers and Acquisitions from May 2019 to December 2019.

Gregory P. Lewis, 55 2018	Senior Vice President and Chief Financial Officer since August 2018. Vice President of Enterprise Information Management from October 2016 to April 2018, prior to being named Vice President, Corporate Finance in May 2018. Chief Financial Officer of Automation and Control Solutions from April 2013 to September 2016.
Anne T. Madden, 58 2017	Senior Vice President and General Counsel since October 2017. Corporate Secretary from February 2018 to September 2019. Vice President of Corporate Development and Global Head of M&A from January 2002 to October 2017.
Michael R. Madsen, 59 2019	President and Chief Executive Officer, Aerospace since October 2019. Vice President, Integrated Supply Chain of Aerospace from May 2015 to October 2019. President, Aerospace Defense and Space from October 2010 to May 2015.
Karen Mattimore, 56 2020
Senior Vice President and Chief Human Resources Officer since June 2020. Vice President, Human Resources and Communications, Aerospace from February 2018 to June 2020. Vice President, Human Resources Services from April 2015 to February 2018.

Doug Wright, 52 2021
President and Chief Executive Officer, Honeywell Building Technologies since July 2021. President of the global Fire & Security business from July 2020 to June 2021. From 2013 to 2020, Mr. Wright served as President and Chief Executive Officer of Source Photonics, a global provider of optical communication products used in telecommunication systems and data communication networks.

(a)Also a Director.
47          Honeywell International Inc.

UNRESOLVED STAFF COMMENTS
None.
PROPERTIES
We have approximately 717 locations, of which 204 are manufacturing sites. Our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.
LEGAL PROCEEDINGS
We are subject to a number of lawsuits, investigations, and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos, and other litigation matters in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements.
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

48          Honeywell International Inc.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The Nasdaq Stock Market LLC (Nasdaq) under the ticker symbol “HON.” We increased our quarterly dividend rate by 5% to $1.03 per share of common stock effective with the fourth quarter 2022 dividend. We intend to continue to pay quarterly dividends in 2023.
The number of record holders of our common stock at December 31, 2022, was 37,527.
Information regarding securities authorized for issuance under equity compensation plans is included in the section titled Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under the caption “Equity Compensation Plans.”
On February 12, 2021, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included amounts remaining under, and replaced, the previously approved share repurchase program.
Repurchases may be made through a variety of methods, which could include open market purchases, accelerated share repurchase transactions, negotiated block transactions, 10b5-1 plans, other transactions that may be structured through investment banking institutions or privately negotiated, or a combination of the foregoing. Honeywell presently expects to repurchase outstanding shares from time to time (i) to offset the dilutive impact of employee stock-based compensation plans, including option exercises, restricted unit vesting, and matching contributions under our savings plans, and (ii) to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing, and other investing activities.
During the quarter ended December 31, 2022, Honeywell purchased 6,783,496 shares of its common stock, par value $1 per share. As of December 31, 2022, $2.9 billion remained available for additional share repurchases. The following table summarizes our purchases of Honeywell's common stock for the three months ended December 31, 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Dollars in millions)
October 1 - 31, 2022	1,977,285	$176.99	1,977,285	$3,929
November 1 - 30, 2022	1,587,616	$209.41	1,587,616	$3,597
December 1 - 31, 2022	3,218,595	$214.45	3,218,595	$2,906
49          Honeywell International Inc.

TABLE OF CONTENTS	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PERFORMANCE GRAPH
The following graph compares the five-year cumulative total return on our common stock to the total returns on the S&P 500 Stock Index, composite of S&P’s Industrial Conglomerates and Aerospace and Defense indices, on a 55%/45% weighted basis (the Composite Index) and Nasdaq Industrial Select Sector (XLI Index). The weighting of the components of the Composite Index are based on our segments’ relative contribution to total segment profit. The selection of the Industrial Conglomerates component of the Composite Index reflects the diverse and distinct range of non-aerospace businesses conducted by Honeywell. The annual changes for the five-year period shown in the graph are based on the assumption that $100 was invested in Honeywell stock and each index on December 31, 2017, and that all dividends were reinvested.
Comparison of Cumulative Five-Year Total Return

	Dec. 2017	Dec. 2018	Dec. 2019	Dec. 2020	Dec. 2021	Dec. 2022
Honeywell	100	91.83	125.53	154.36	153.91	161.45
S&P 500 Index	100	95.62	125.72	148.85	191.58	156.88
Composite Index	100	81.58	103.99	102.35	111.37	114.93
XLI Index	100	86.75	111.98	124.20	150.38	142.00
50          Honeywell International Inc.

FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

52	Consolidated Statement of Operations
53	Consolidated Statement of Comprehensive Income
54	Consolidated Balance Sheet
55	Consolidated Statement of Cash Flows
56	Consolidated Statement of Shareowners' Equity
57	Note 1. Summary of Significant Accounting Policies
62	Note 2. Acquisitions and Divestitures
63	Note 3. Revenue Recognition and Contracts with Customers
66	Note 4. Repositioning and Other Charges
69	Note 5. Income Taxes
73	Note 6. Inventories
73	Note 7. Property, Plant and Equipment—Net
73	Note 8. Goodwill and Other Intangible Assets—Net
75	Note 9. Long-term Debt and Credit Agreements
77	Note 10. Leases
79	Note 11. Derivative Instruments and Hedging Transactions
82	Note 12. Fair Value Measurements
84	Note 13. Accrued Liabilities
85	Note 14. Other Liabilities
85	Note 15. Stock-Based Compensation Plans
88	Note 16. Earnings Per Share
89	Note 17. Accumulated Other Comprehensive Income (Loss)
91	Note 18. Capital Stock
92	Note 19. Commitments and Contingencies
98	Note 20. Pension and Other Postretirement Benefits
107	Note 21. Other (Income) Expense
108	Note 22. Segment Financial Data
110	Note 23. Geographic Areas—Financial Data
110	Note 24. Supplemental Cash Flow Information

111	Report of Independent Registered Public Accounting Firm
51          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions, except per share amounts)
Product sales	$25,960	$25,643	$24,737
Service sales	9,506	8,749	7,900
Net sales	35,466	34,392	32,637
Costs, expenses and other
Cost of products sold	18,263	18,344	17,638
Cost of services sold	5,562	5,050	4,531
	23,825	23,394	22,169
Selling, general and administrative expenses	5,214	4,798	4,772
Other (income) expense	(366)	(1,378)	(675)
Interest and other financial charges	414	343	359
	29,087	27,157	26,625
Income before taxes	6,379	7,235	6,012
Tax expense	1,412	1,625	1,147
Net income	4,967	5,610	4,865
Less: Net income attributable to the noncontrolling interest	1	68	86
Net income attributable to Honeywell	$4,966	$5,542	$4,779
Earnings per share of common stock—basic	$7.33	$8.01	$6.79
Earnings per share of common stock—assuming dilution	$7.27	$7.91	$6.72

The Notes to Consolidated Financial Statements are an integral part of this statement.
52          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Net income	$4,967	$5,610	$4,865
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(372)	302	(211)
Actuarial gains (losses) recognized	(452)	256	91
Prior service credit recognized	—	7	47
Prior service credit recognized during year	(64)	(87)	(82)
Actuarial losses recognized during year	454	5	41
Foreign exchange translation and other	(171)	5	(23)
Pension and other postretirement benefit adjustments	(233)	186	74
Changes in fair value of available for sale investments	(8)	(3)	4
Cash flow hedges recognized in other comprehensive income	71	17	10
Less: Reclassification adjustment for gains included in net income	56	20	54
Changes in fair value of cash flow hedges	15	(3)	(44)
Other comprehensive income (loss), net of tax	(598)	482	(177)
Comprehensive income	4,369	6,092	4,688
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(17)	64	89
Comprehensive income attributable to Honeywell	$4,386	$6,028	$4,599

The Notes to Consolidated Financial Statements are an integral part of this statement.
53          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2022	2021
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$9,627	$10,959
Short-term investments	483	564
Accounts receivable, less allowances of $326 and $177, respectively	7,440	6,830
Inventories	5,538	5,138
Other current assets	1,894	1,881
Total current assets	24,982	25,372
Investments and long-term receivables	945	1,222
Property, plant and equipment—net	5,471	5,562
Goodwill	17,497	17,756
Other intangible assets—net	3,222	3,613
Insurance recoveries for asbestos-related liabilities	224	322
Deferred income taxes	421	489
Other assets	9,513	10,134
Total assets	$62,275	$64,470
LIABILITIES
Current liabilities:
Accounts payable	$6,329	$6,484
Commercial paper and other short-term borrowings	2,717	3,542
Current maturities of long-term debt	1,730	1,803
Accrued liabilities	9,162	7,679
Total current liabilities	19,938	19,508
Long-term debt	15,123	14,254
Deferred income taxes	2,093	2,364
Postretirement benefit obligations other than pensions	146	208
Asbestos-related liabilities	1,180	1,800
Other liabilities	6,469	7,087
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital—common stock issued	958	958
—additional paid-in capital	8,564	8,141
Common stock held in treasury, at cost	(34,443)	(30,462)
Accumulated other comprehensive income (loss)	(3,475)	(2,895)
Retained earnings	45,093	42,827
Total Honeywell shareowners’ equity	16,697	18,569
Noncontrolling interest	622	673
Total shareowners’ equity	17,319	19,242
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$62,275	$64,470
The Notes to Consolidated Financial Statements are an integral part of this statement.
54          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Cash flows from operating activities:
Net income	$4,967	$5,610	$4,865
Less: Net income attributable to the noncontrolling interest	1	68	86
Net income attributable to Honeywell	4,966	5,542	4,779
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	657	674	644
Amortization	547	549	358
(Gain) loss on sale of non-strategic businesses and assets	(22)	(102)	3
Repositioning and other charges	1,266	569	575
Net payments for repositioning and other charges	(512)	(692)	(833)
Pension and other postretirement income	(510)	(1,114)	(798)
Pension and other postretirement benefit payments	(23)	(43)	(47)
Stock compensation expense	188	217	168
Deferred income taxes	(180)	178	(175)
Reimbursement receivables charge	—	—	509
Other	(358)	(28)	(338)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(739)	(8)	669
Inventories	(440)	(685)	(67)
Other current assets	232	(276)	191
Accounts payable	(155)	744	15
Accrued liabilities	357	513	555
Net cash provided by operating activities	5,274	6,038	6,208
Cash flows from investing activities:
Expenditures for property, plant and equipment	(766)	(895)	(906)
Proceeds from disposals of property, plant and equipment	29	27	57
Increase in investments	(1,211)	(2,373)	(3,236)
Decrease in investments	1,255	2,525	3,508
Receipts from Garrett Motion Inc.	409	586	—
Receipts (payments) from settlements of derivative contracts	369	192	(149)
Cash paid for acquisitions, net of cash acquired	(178)	(1,326)	(261)
Proceeds from sales of businesses, net of fees paid	—	203	—
Net cash used for investing activities	(93)	(1,061)	(987)
Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	7,661	5,194	10,474
Payments of commercial paper and other short-term borrowings	(8,447)	(5,190)	(10,400)
Proceeds from issuance of common stock	320	229	393
Proceeds from issuance of long-term debt	2,953	2,517	10,125
Payments of long-term debt	(1,850)	(4,917)	(4,308)
Repurchases of common stock	(4,200)	(3,380)	(3,714)
Cash dividends paid	(2,719)	(2,626)	(2,592)
Other	(48)	(81)	(59)
Net cash used for financing activities	(6,330)	(8,254)	(81)
Effect of foreign exchange rate changes on cash and cash equivalents	(183)	(39)	68
Net increase (decrease) in cash and cash equivalents	(1,332)	(3,316)	5,208
Cash and cash equivalents at beginning of period	10,959	14,275	9,067
Cash and cash equivalents at end of period	$9,627	$10,959	$14,275

The Notes to Consolidated Financial Statements are an integral part of this statement.
55          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

	Years Ended December 31,
	2022		2021		2020
	Shares	$	Shares	$	Shares	$
	(in millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		8,141		7,292		6,876
Issued for employee savings and option plans		235		184		248
Stock-based compensation expense		188		217		168
Impact of Quantinuum contribution		—		448		—
Ending balance		8,564		8,141		7,292
Treasury stock
Beginning balance	(272.8)	(30,462)	(260.8)	(27,229)	(246.5)	(23,836)
Reacquired stock or repurchases of common stock	(21.9)	(4,200)	(15.8)	(3,380)	(20.7)	(3,714)
Issued for employee savings and option plans	4.7	219	3.8	147	6.4	321
Ending balance	(290.0)	(34,443)	(272.8)	(30,462)	(260.8)	(27,229)
Retained earnings
Beginning balance		42,827		39,905		37,693
Net income attributable to Honeywell		4,966		5,542		4,779
Dividends on common stock		(2,700)		(2,620)		(2,567)
Ending balance		45,093		42,827		39,905
Accumulated other comprehensive income (loss)
Beginning balance		(2,895)		(3,377)		(3,197)
Foreign exchange translation adjustment		(354)		302		(214)
Pension and other postretirement benefit adjustments		(233)		186		74
Changes in fair value of available for sale investments		(8)		(3)		4
Changes in fair value of cash flow hedges		15		(3)		(44)
Ending balance		(3,475)		(2,895)		(3,377)
Noncontrolling interest
Beginning balance		673		241		212
Acquisitions, divestitures, and other		—		397		(6)
Net income attributable to noncontrolling interest		1		68		86
Foreign exchange translation adjustment		(18)		(4)		3
Dividends paid		(48)		(33)		(54)
Contributions from noncontrolling interest holders		14		4		—
Ending balance		622		673		241
Total shareowners’ equity	667.6	17,319	684.8	19,242	696.8	17,790
Cash dividends per share of common stock		$3.970		$3.770		$3.630

The Notes to Consolidated Financial Statements are an integral part of this statement.
56          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
PRINCIPLES OF CONSOLIDATION
The Consolidated Financial Statements include the accounts of Honeywell International Inc. and all of its subsidiaries and entities in which a controlling interest is maintained. The Company's consolidation policy requires equity investments that the Company exercises significant influence over, but does not control the investee and are not the primary beneficiary of the investee’s activities, to be accounted for using the equity method. Investments through which the Company is not able to exercise significant influence over the investee and which the Company does not have readily determinable fair values are accounted for under the cost method. All intercompany transactions and balances are eliminated in consolidation.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the transition away from reference rates expected to be discontinued to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to expand the scope of this guidance to include derivatives. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022, to December 31, 2024. The Company will apply the guidance to impacted transactions during the transition period. The adoption of this standard does not have a material impact on the Company’s Consolidated Financial Statements.
57          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
RESEARCH AND DEVELOPMENT
Research and development costs for projects are expensed as incurred, unless these costs relate to contracts with customers where the Company receives reimbursements. Amounts expensed as incurred for Company-sponsored research and development projects are included in Cost of products and services sold and were $1,478 million, $1,333 million, and $1,334 million for the years ended December 31, 2022, 2021, and 2020, respectively. Costs related to contracts with customers for customer-sponsored research and development projects are included as a contract cost and included in Cost of products and services sold when revenue from such contracts is recognized, consistent with the Company's sales recognition policies. This revenue was $1,336 million, $1,284 million, and $1,200 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS
Goodwill and indefinite-lived intangible assets are subject to impairment testing annually as of the first day of the fourth quarter, or if a triggering event occurs or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value, not to exceed the carrying value of goodwill. The Company completed its annual goodwill impairment test as of the first day of the fourth quarter, and determined that there was no impairment as of that date. The Company is not aware of any additional triggering events.
Prior to 2022, the Company performed its annual goodwill and intangible asset impairment test as of the last day of the first quarter. In 2022, the Company changed the date of its annual goodwill and intangible asset impairment assessment to the first day of the fourth quarter. The Company believes this change does not represent a material change in method of applying an accounting principle. This change has been applied prospectively as of the date of the change, as retrospective application is deemed impracticable due to the inability to objectively determine the assumptions used in earlier periods without the benefit of hindsight. This voluntary change is preferable under the circumstances as it results in better alignment with the timing of the Company’s forecasting process and reduces the time period between the assessment date and annual financial statements. This change in accounting principle does not delay, accelerate, or avoid an impairment of goodwill. In 2022, due to this change the Company performed annual goodwill and intangible asset impairment tests as of the last day of the first quarter and the first day of the fourth quarter.
FINITE-LIVED INTANGIBLE ASSETS
Other intangible assets with determinable lives consist of customer lists, technology, patents and trademarks, and other intangibles and are amortized over their estimated useful lives, ranging from 2 to 20 years.
58          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
CAPITALIZED SOFTWARE
The Company capitalizes costs of software developed or obtained for internal use during the application development stage of a project and amortizes those costs using the straight-line method over the expected useful life of the software, not to exceed 7 years. Costs incurred during the preliminary and post-implementation stages are expensed as incurred. Development costs for software held for sale are capitalized once a project has reached the point of technological feasibility. Completed projects are amortized after reaching the point of general availability using the straight-line method based on estimated useful life, not to exceed 7 years. At each balance sheet date, or earlier if an indicator of an impairment exists, we evaluate the recoverability of unamortized capitalized software costs based on estimated future undiscounted revenues net of estimated related costs over the remaining amortization period. Capitalized software held for internal use and held for sale is included in Other assets in the Consolidated Balance Sheet.
FOREIGN CURRENCY TRANSLATION
Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. Dollars are translated into U.S. Dollars using year-end exchange rates. Sales, costs, and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive income (loss). For subsidiaries operating in highly inflationary environments, inventories and property, plant and equipment, including related expenses, are remeasured at the exchange rate in effect on the date the assets were acquired, while monetary assets and liabilities are remeasured at year-end exchange rates. Remeasurement adjustments for these subsidiaries are included in earnings.
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
LEASES
At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The assessment is based on (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset.
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
59          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
PENSION BENEFITS
The Company presents net periodic pension costs by disaggregating the service cost component of such costs and reports those costs in the same line item or items in the Consolidated Statement of Operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other non-service components of such costs are required to be presented separately from the service cost component.
The Company records the service cost component of Pension ongoing (income) expense in Cost of products and services sold and Selling, general and administrative expenses. The remaining components of costs within Pension ongoing (income) expense, primarily interest costs and assumed return on plan assets, are recorded in Other (income) expense. The Company recognizes net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation (the corridor) annually in the fourth quarter each year (MTM Adjustment). The MTM Adjustment is also reported in Other (income) expense.
SALES RECOGNITION
Product and service sales are recognized when or as the Company transfers control of the promised products or services to its customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Service sales, principally representing repair, maintenance, and engineering activities, are recognized over the contractual period or as services are rendered. Sales under long-term contracts with performance obligations satisfied over time are recognized using either an input or output method. The Company recognizes revenue over time as the Company performs on these contracts because of the continuous transfer of control to the customer. With control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company generally uses the cost-to-cost input method of progress for contracts because it best depicts the transfer of control to the customer that occurs as the Company incurs costs. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. The Company reviews its cost estimates on significant contracts on a periodic basis, or when circumstances change and warrant a modification to a previous estimate. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident, to the extent required.
The customer funding for costs incurred for nonrecurring engineering and development activities of the Company's products under agreements with commercial customers is deferred and subsequently recognized as revenue as products are delivered to the customers. Additionally, expenses incurred, up to the customer agreed funded amount, are deferred as an asset and recognized as cost of sales when products are delivered to the customer. The deferred customer funding and costs result in recognition of deferred costs (asset) and deferred revenue (liability) within Other assets and Accrued liabilities, respectively, in the Consolidated Balance Sheet. Deferred contract fulfillment costs were approximately $1.3 billion as of December 31, 2022, and 2021. The amounts recognized as Cost of products and services sold were approximately $0.2 billion for the year ended December 31, 2022, and $0.1 billion for 2021 and 2020.
Revenues for the Company's mechanical service programs are recognized as performance obligations that are satisfied over time, with recognition reflecting a series of distinct services using the output method.
60          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
INCOME TAXES
Significant judgment is required in evaluating tax positions. The Company establishes reserves for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum recognition threshold. The approach for evaluating certain and uncertain tax positions is defined by the authoritative guidance which determines when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various federal, state, and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of the Company's provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability, and deferred taxes in the period in which the facts that give rise to a change in estimate become known. For additional information, see Note 5 Income Taxes.
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
ASBESTOS-RELATED LIABILITIES AND INSURANCE RECOVERIES
The Company recognizes a liability for any asbestos-related contingency that is probable of occurrence and reasonably estimable. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are deemed probable. For additional information, see Note 19 Commitments and Contingencies.
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
61          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 2. ACQUISITIONS AND DIVESTITURES
ACQUISITIONS
On January 18, 2022, the Company acquired 100% of the issued and outstanding shares of US Digital Designs, Inc., a leading provider of technologies for first responders, for total consideration of $186 million. The business is included within the Honeywell Building Technologies reportable business segment. The Company completed a preliminary evaluation of the fair value of all the assets and liabilities acquired with US Digital Designs, Inc., which will be finalized during the first quarter of 2023. Management recorded intangible assets of $53 million and allocated $130 million to goodwill, which is deductible for tax purposes.
On November 29, 2021, Honeywell Quantum Solutions, a wholly-owned subsidiary of Honeywell, and Cambridge Quantum Computing, a leading developer of quantum computing and quantum software, combined to form Quantinuum. Prior to closing the transaction, Honeywell held a 4.2% ownership interest in Cambridge Quantum Computing. At closing of the business combination, Honeywell contributed an additional $270 million of cash and is the controlling majority-owner of Quantinuum, with an overall 54% ownership in the business. Quantinuum is well positioned to lead the quantum computing industry by offering advanced, fully integrated hardware and software solutions at an unprecedented pace, scale, and level of performance to large high-growth markets worldwide. Quantinuum supports customer needs for improved computation in cyber security, drug discovery and delivery, material science, finance, and optimization across all major industrial markets. The business is included within Corporate and All Other, which is not a reportable business segment. The combination was accounted for under the acquisition method of accounting; as such, assets and liabilities of Quantinuum are consolidated by Honeywell and included in the Consolidated Balance Sheet. Upon close of the transaction, Honeywell recorded a non-cash adjustment of $460 million in Additional paid-in capital in the Consolidated Balance Sheet as the contribution of ownership interest in Honeywell Quantum Solutions and Cambridge Quantum Computing for the formation of Quantinuum. In addition, Honeywell recognized a gain of $22 million related to the fair value remeasurement of Honeywell's existing 4.2% ownership interest in Cambridge Quantum Computing, which was recorded in Other (income) expense in the Consolidated Statement of Operations. At close of the transaction, the fair value of Cambridge Quantum Computing's noncontrolling interest in Quantinuum was $419 million. In December 2021, Cambridge Quantum Computing contributed cash of $12 million to Quantinuum, increasing their noncontrolling interest and decreasing Honeywell's additional paid-in capital. In the fourth quarter of 2022, the Company completed its evaluation of the fair value of all the assets and liabilities acquired. Management recorded intangible assets of $90 million and allocated $945 million to goodwill, which is non-deductible for tax purposes.
On February 12, 2021, the Company acquired 100% of the shares outstanding of Sparta Systems, a leading provider of enterprise quality management software for the life sciences industry, for $1,303 million. Sparta Systems is expected to further strengthen the Company's leadership in industrial automation, digital transformation solutions, and enterprise performance management software. The business is included within the Performance Materials and Technologies reportable business segment. The assets and liabilities acquired with Sparta Systems are included in the Consolidated Balance Sheet as of December 31, 2021, including $383 million of intangible assets and $1,011 million allocated to goodwill, which is non-deductible for tax purposes.
During 2020, the Company acquired businesses for an aggregate cost (net of cash and debt assumed) of $261 million, which included the October 2020 acquisition of Rocky Research and the December 2020 acquisition of Sine Group. Rocky Research is a technology leader specializing in thermal, energy, and power management solutions and is included within the Aerospace reportable business segment. Sine Group offers a Software-as-a-Service (SaaS) that handles visitor management, workplace, and supply chain solutions and is included in the Honeywell Building Technologies reportable business segment. The acquisitions of Rocky Research and Sine Group included approximately $167 million allocated to goodwill, which is non-deductible for tax purposes.
DIVESTITURES
In conjunction with the wind down of our businesses and operations in Russia (the Wind down), during 2022 the Company completed the sale of three entities domiciled in Russia in exchange for gross cash consideration of less than $1 million. The Company recognized a pre-tax gain of $22 million, which was recorded in Other (income) expense in the Consolidated Statement of Operations, driven by favorable foreign currency cumulative translation adjustment positions in the entities at the time of sale. The financial results of the entities were previously included in the Performance Materials and Technologies, Honeywell Building Technologies, and Safety and Productivity Solutions reportable business segments.
On March 15, 2021, the Company completed the sale of its retail footwear business in exchange for gross cash consideration of $230 million. The Company recognized a pre-tax gain of $95 million for the twelve months ended December 31, 2021, which was recorded in Other (income) expense. The retail footwear business was previously included in the Safety and Productivity Solutions reportable business segment.
During 2020, there were no significant divestitures that closed individually or in the aggregate.
62          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 3. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
The Company has a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following disaggregated revenue table and related discussions by reportable business segment for details.

	Years Ended December 31,
	2022	2021	2020
Aerospace
Commercial Aviation Original Equipment	$2,089	$1,720	$1,940
Commercial Aviation Aftermarket	5,108	4,155	3,812
Defense and Space	4,630	5,151	5,792
	11,827	11,026	11,544
Honeywell Building Technologies
Products	3,638	3,173	2,967
Building Solutions	2,362	2,366	2,222
	6,000	5,539	5,189
Performance Materials and Technologies
UOP	2,404	2,348	2,177
Process Solutions	4,731	4,611	4,590
Advanced Materials	3,592	3,054	2,656
	10,727	10,013	9,423
Safety and Productivity Solutions
Sensing and Safety Technologies	2,952	3,260	3,246
Productivity Solutions and Services	1,619	1,614	1,273
Warehouse and Workflow Solutions	2,336	2,940	1,962
	6,907	7,814	6,481
Corporate and All Other	5	—	—
Net sales	$35,466	$34,392	$32,637
In July 2022, the Company realigned certain business units within the Safety and Productivity Solutions reportable business segment. The Safety and Retail business unit, which included our gas detection and safety business, combined with the Advanced Sensing Technologies business unit to form the Sensing and Safety Technologies business unit. The Company recast historical periods to reflect this realignment.
Aerospace – A global supplier of products, software, and services for aircrafts that it sells to original equipment manufacturers (OEM) and other customers in a variety of end markets including: air transport, regional, business and general aviation aircraft, airlines, aircraft operators, and defense and space contractors. Aerospace products and services include auxiliary power units, propulsion engines, environmental control systems, integrated avionics, wireless connectivity services, electric power systems, engine controls, flight safety, communications, navigation hardware, data and software applications, radar and surveillance systems, aircraft lighting, management and technical services, advanced systems and instruments, satellite and space components, aircraft wheels and brakes, repair and overhaul services, and thermal systems. Aerospace also provides spare parts, repair, overhaul, and maintenance services (principally to aircraft operators) for the aftermarket. Honeywell Forge solutions are leveraged by the Company's customers as tools to turn data into predictive maintenance and predictive analytics to enable better fleet management and make flight operations more efficient.
Honeywell Building Technologies – A global provider of products, software, solutions, and technologies that enable building owners and occupants to ensure their facilities are safe, energy efficient, sustainable, and productive. Honeywell Building Technologies products and services include advanced software applications for building control and optimization; sensors, switches, control systems, and instruments for energy management; access control; video surveillance; fire products; and installation, maintenance, and upgrades of systems. Honeywell Forge solutions enable the Company's customers to digitally manage buildings, connecting data from different assets to enable smart maintenance, improve building performance, and even protect from incoming security threats.
63          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Performance Materials and Technologies – A global provider in developing and manufacturing high-quality performance chemicals and materials, process technologies, and automation solutions. The reportable business segment is comprised of Process Solutions, UOP, and Advanced Materials. Process Solutions provides automation control, instrumentation, advanced software, and related services for the oil and gas, refining, pulp and paper, industrial power generation, chemicals and petrochemicals, biofuels, life sciences, and metals, minerals, and mining industries. Through its smart energy products, Process Solutions enables utilities and distribution companies to deploy advanced capabilities to improve operations, reliability, and environmental sustainability. UOP provides process technology, products, including catalysts and adsorbents, equipment, and consulting services that enable customers to efficiently produce gasoline, diesel, jet fuel, petrochemicals, and renewable fuels for the petroleum refining, gas processing, petrochemical, and other industries. Advanced Materials manufactures a wide variety of high-performance products, including materials used to manufacture end products such as bullet-resistant armor, nylon, computer chips, and pharmaceutical packaging, and provides reduced and low global warming potential materials based on hydrofluoro-olefin technology. In the industrial environment, Honeywell Forge solutions enable integration and connectivity to provide a holistic view of operations and turn data into clear actions to maximize productivity and efficiency. Honeywell Forge's cybersecurity capabilities help identify risks and act on cyber-related incidents, together enabling improved operations and protecting processes, people, and assets.
Safety and Productivity Solutions – A global provider of products and software that improve productivity, workplace safety, and asset performance to customers around the globe. Sensing and Safety Technologies products include personal protective equipment (PPE), apparel, gear, and footwear; gas detection technology; custom-engineered sensors, switches, and controls for sensing and productivity solutions; and cloud-based notification and emergency messaging. Productivity Solutions and Services products and services include mobile devices and software for computing, data collection, and thermal printing; and software-based data and asset management productivity solutions. Warehouse and Workflow Solutions products and services include system design and simulation, automation solutions, performance optimization software, and lifecycle services to enable accuracy, productivity, and predictability of warehouse operations. Honeywell Forge solutions digitally automate processes to improve efficiency while reducing downtime and safety costs.
Corporate and All Other – Corporate and All Other includes revenue from Honeywell's majority-owned investment in Quantinuum. Through Quantinuum, Honeywell provides a wide range of service offerings of fully integrated quantum computing hardware and software solutions.
For a summary by disaggregated product and services sales for each reportable business segment, refer to Note 22 Segment Financial Data.
The Company recognizes revenue arising from performance obligations outlined in contracts with its customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based off timing of recognition is as follows:

	Years Ended December 31,
	2022	2021	2020
Products, transferred point in time	59%	58%	61%
Products, transferred over time	14	17	15
Net product sales	73	75	76
Services, transferred point in time	8	8	8
Services, transferred over time	19	17	16
Net service sales	27	25	24
Net sales	100%	100%	100%
CONTRACT BALANCES
The Company records progress on satisfying performance obligations under contracts with customers and the related billings and cash collections are recorded in the Consolidated Balance Sheet in Accounts receivable—net and Other assets (unbilled receivables (contract assets) and billed receivables) and Accrued liabilities and Other liabilities (customer advances and deposits (contract liabilities)). Unbilled receivables (contract assets) arise when the timing of cash collected from customers differs from the timing of revenue recognition, such as when contract provisions require specific milestones to be met before a customer can be billed. Contract assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. Contract liabilities are recorded when customers remit contractual cash payments in advance of us satisfying performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period of time. Contract liabilities are derecognized when revenue is recorded, either when a milestone is met triggering the contractual right to bill or when the performance obligation is satisfied.
Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.
64          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the Company's contract assets and liabilities balances:

	2022	2021
Contract assets—January 1	$2,060	$1,618
Contract assets—December 31	2,294	2,060
Change in contract assets—increase (decrease)	$234	$442
Contract liabilities—January 1	$(4,290)	$(4,033)
Contract liabilities—December 31	(4,583)	(4,290)
Change in contract liabilities—(increase) decrease	$(293)	$(257)
Net change	$(59)	$185
The net change in 2022 and 2021 was primarily driven by the receipt of advance payments from customers exceeding recognition of revenue as performance obligations were satisfied prior to billing. For the years ended December 31, 2022, and 2021, the Company recognized revenue of $1,838 million and $1,925 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets include $2,265 million and $2,035 million of unbilled balances under long-term contracts as of December 31, 2022, and 2021, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.
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
PERFORMANCE OBLIGATIONS
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When the Company's contracts with customers require highly complex integration or manufacturing services that are not separately identifiable from other promises in the contracts and, therefore, not distinct, then the entire contract is accounted for as a single performance obligation. In situations when the Company's contracts includes distinct goods or services that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct goods or services. For any contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the estimated relative stand-alone selling price of each distinct good or service in the contract. For product sales, each product sold to a customer typically represents a distinct performance obligation. In such cases, the observable stand-alone sales are used to determine the stand-alone selling price.
Performance obligations are satisfied as of a point in time or over time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract.
The following table outlines the Company's remaining performance obligations disaggregated by reportable business segment:

December 31, 2022
Aerospace	$11,607
Honeywell Building Technologies	6,991
Performance Materials and Technologies	8,111
Safety and Productivity Solutions	2,844
Corporate and All Other(1)	5
Total performance obligations(2)	$29,558
(1)    The remaining performance obligations within Corporate and All Other relate to the Quantinuum business.
(2)    Effective March 31, 2022, performance obligations excludes contracts with customers related to Russia as collectability is not reasonably assured.
65          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Performance obligations recognized as of December 31, 2022, will be satisfied over the course of future periods. The Company's disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 62% and 38%, respectively.
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
NOTE 4. REPOSITIONING AND OTHER CHARGES
A summary of net repositioning and other charges follows:

	Years Ended December 31,
	2022	2021	2020
Severance	$122	$80	$475
Asset impairments	176	117	21
Exit costs	122	134	69
Reserve adjustments	(56)	(13)	(47)
Total net repositioning charges	364	318	518
Asbestos-related charges, net of insurance and reimbursements	532	129	50
Probable and reasonably estimable environmental liabilities, net of reimbursements	28	22	27
Other charges	342	100	(20)
Total net repositioning and other charges	$1,266	$569	$575
The following table summarizes the pre-tax distribution of total net repositioning and other charges by classification in the Consolidated Statement of Operations:

	Years Ended December 31,
	2022	2021	2020
Cost of products and services sold	$572	$457	$308
Selling, general and administrative expenses	309	112	267
Other (income) expense	385	—	—
	$1,266	$569	$575
The following table summarizes the pre-tax amount of total net repositioning and other charges by reportable business segment. These amounts are excluded from segment profit as described in Note 22 Segment Financial Data:

	Years Ended December 31,
	2022	2021	2020
Aerospace	$41	$62	$157
Honeywell Building Technologies	63	13	100
Performance Materials and Technologies	332	24	167
Safety and Productivity Solutions	188	268	41
Corporate and All Other	642	202	110
	$1,266	$569	$575

66          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
In 2022, the Company recognized repositioning charges totaling $420 million, including severance costs of $122 million related to workforce reductions of 4,345 manufacturing and administrative positions mainly in the Company's Safety and Productivity Solutions reportable business segment. The workforce reductions related to our productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $176 million related to the write-down of certain manufacturing and other equipment, primarily related to closing and relocating the production of certain respiratory manufacturing from a U.S.-based facility to a non-U.S. facility in the Company's Safety and Productivity Solutions reportable business segment. The repositioning charges included exit costs of $122 million related to current period costs incurred for closure obligations associated with site transitions in the Company's Performance Materials and Technologies and Aerospace reportable business segments. Also, $56 million of previously established reserves, primarily for severance, were returned to income due to higher than expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
In 2021, the Company recognized repositioning charges totaling $331 million, including severance costs of $80 million related to workforce reductions of 6,432 manufacturing and administrative positions mainly in the Company's Safety and Productivity Solutions and Aerospace reportable business segments. The workforce reductions were primarily related to the realignment of a product line in the Company's Safety and Productivity Solutions reportable business segment, site transitions, mainly in the Aerospace reportable business segment, to more cost-effective locations, and the Company's productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $117 million primarily related to the write-down of certain manufacturing and other equipment. The repositioning charges included exit costs of $134 million primarily for current period exit costs incurred for previously approved repositioning projects, closure obligations associated with site transitions, and lease obligations for equipment. Also, $13 million of previously established reserves, primarily for severance, were returned to income due to adjustments to the scope of previously announced repositioning actions.
In 2020, the Company recognized repositioning charges totaling $565 million, including severance costs of $475 million related to workforce reductions of 14,159 manufacturing and administrative positions across the Company's reportable business segments, with a majority of the workforce reductions in the Aerospace and Performance Materials and Technologies reportable business segments. The workforce reductions primarily related to the Company aligning its cost structure with the slowdown in demand for many of its products and services due to the global recession, the Company's productivity and ongoing functional transformation initiatives, and site consolidations and hub strategies. The repositioning charges included exit costs of $69 million primarily related to current period exit costs incurred for previously approved repositioning projects. Also, $47 million of previously established reserves, primarily for severance, were returned to income mainly as a result of higher attrition than anticipated in prior severance actions resulting in lower payments.
67          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the status of the Company's total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2019	$555	$—	$96	$651
Charges	475	21	69	565
Usage—cash	(474)	—	(90)	(564)
Usage—noncash	—	(21)	—	(21)
Divestitures	—	—	—	—
Adjustments	(44)	—	(3)	(47)
Foreign currency translation	15	—	2	17
Balance at December 31, 2020	527	—	74	601
Charges	80	117	134	331
Usage—cash	(299)	—	(83)	(382)
Usage—noncash	—	(119)	—	(119)
Divestitures	—	—	—	—
Adjustments	(14)	2	(1)	(13)
Foreign currency translation	(5)	—	(2)	(7)
Balance at December 31, 2021	289	—	122	411
Charges	122	176	122	420
Usage—cash	(135)	—	(140)	(275)
Usage—noncash	—	(168)	(15)	(183)
Divestitures	—	—	—	—
Adjustments	(42)	(8)	(6)	(56)
Foreign currency translation	1	—	(9)	(8)
Balance at December 31, 2022	$235	$—	$74	$309
Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in 2022, 2021, and 2020 were not significant.
During 2022, the Company recognized $342 million of Asbestos-related charges, net of insurance and reimbursements related to the North American Refractories Company (NARCO) Buyout and HarbisonWalker International Holdings, Inc. (HWI) Sale. See Note 19 Commitments and Contingencies for further discussion NARCO asbestos-related liabilities.
The Company recognized $295 million of Other charges related to the initial suspension (the Suspension) and the Wind down of our business and operations in Russia. These costs impacted all reportable business segments, with the most significant impact within the Performance Materials and Technologies reportable business segment. The Other charges include costs recorded in Cost of products sold, Selling, general and administrative expenses, or Other (income) expense in the Consolidated Statement of Operations. Cost of products and services sold includes $65 million primarily related to inventory reserves and the write-down of other assets, Selling, general and administrative includes $185 million primarily related to reserves against outstanding accounts receivable and contract assets, impairment of intangible assets, the write-down of other assets, and employee severance, and Other (income) expense includes $45 million related to foreign exchange revaluation on an intercompany loan with a Russian affiliate, impairment of property, plant and equipment, and expenses for called guarantees. Directly attributable to our Wind down of businesses and operations in Russia, but excluded from Other charges, is a $2 million tax valuation allowance recorded to Tax expense in the Consolidated Statement of Operations.
Given the uncertainty inherent in the Company's remaining obligations related to contracts with Russian counterparties, the Company does not believe it is possible to develop estimates of reasonably possible loss in excess of current accruals for these matters (other than as specifically set forth above). Based on available information to date, the Company’s estimate of potential future losses or other contingencies related to Suspension and Wind down activities, including any guarantee payments or any litigation costs or as otherwise related to the Company's Wind down in Russia, could adversely affect the Company's consolidated results of operations in the periods recognized but would not be material with respect to the Company's consolidated financial position. See Note 19 Commitments and Contingencies for a discussion of the recognition and measurement of estimate for contingencies.
68          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Additionally, for the years ended December 31, 2022, and 2021, Other charges include $41 million and $105 million, respectively, of incremental long-term contract labor cost inefficiencies due to severe supply chain disruptions (attributable to the COVID-19 pandemic) relating to the warehouse automation business within the Safety and Productivity Solutions reportable business segment. Certain of these costs incurred include amounts and provisions for anticipated losses recognized during 2022 and 2021 when total estimated costs at completion for certain of the business’ long-term contracts exceeded total estimated revenue. These costs represent unproductive labor costs due to unexpected supply delays and the resulting downstream installation issues, demobilization and remobilization of contract workers, and resolution of contractor disputes. These costs do not include normal operational inefficiencies experienced during a challenging operating environment in 2022 and 2021.
NOTE 5. INCOME TAXES
INCOME BEFORE TAXES

	Years Ended December 31,
	2022	2021	2020
U.S.	$3,305	$3,955	$3,318
Non-U.S.	3,074	3,280	2,694
	$6,379	$7,235	$6,012
TAX EXPENSE (BENEFIT)

	Years Ended December 31,
	2022	2021	2020
Tax expense (benefit) consists of
Current:
U.S. Federal	$653	$415	$475
U.S. State	124	146	79
Non-U.S.	815	886	768
	$1,592	$1,447	$1,322
Deferred:
U.S. Federal	$(175)	$173	$234
U.S. State	(36)	37	39
Non-U.S.	32	(32)	(448)
	(180)	178	(175)
	$1,412	$1,625	$1,147
69          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
The U.S. federal statutory income tax rate is reconciled to the effective income tax rate as follows:
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Taxes on non-U.S. earnings(1)(2)	(0.4)	(1.4)	(0.8)
U.S. state income taxes(1)	1.4	1.5	1.3
Reserves for tax contingencies	1.1	2.2	(2.6)
Employee share-based payments	(0.9)	(0.7)	(1.2)
Reduction of certain receivables	—	—	2.0
Restructuring	0.7	(1.4)	—
U.S. Valuation Allowance	(0.2)	2.0	0.1
All other items—net	(0.6)	(0.7)	(0.7)
	22.1%	22.5%	19.1%
(1)Net of changes in valuation allowance.
(2)Includes U.S. taxes on non-U.S. earnings.
The effective tax rate decreased by 0.4 percentage points in 2022 compared to 2021. The decrease was primarily a result of additional tax expense reported in 2021 arising from a valuation allowance established against a capital loss, partially offset by a tax benefit related to restructuring transactions. In 2022, the valuation allowance was partially released as losses were utilized against a capital gain. Additionally, in 2022, there was lower tax expense reported for contingencies as a result of the release of certain state income tax reserves The Company’s non-U.S. effective tax rate was 27.5%, an increase of approximately 1.5 percentage points compared to 2021. The increase in the non-U.S. effective tax rate was primarily attributable to a 2021 tax benefit recorded for the release of a valuation allowance on net operating losses due to restructuring in Canada, which resulted in more tax expense in 2022 compared to 2021. This increase was partially offset by lower tax expense recorded in 2022 related to tax reserves when compared to 2021.
The effective tax rate increased by 3.4 percentage points in 2021 compared to 2020. The increase was primarily due to the establishment of a valuation allowance for deferred tax assets not expected to be realized, incremental tax reserves, a lower tax benefit from restructuring, and the absence of prior year items including tax benefits realized as a result of the favorable resolution of a foreign tax matter related to the spin-off transactions, tax law changes in India, and the resolution of certain U.S. tax matters offset by a non-cash charge related to the reduction of the aggregate carrying value of certain receivables with no corresponding tax benefit. The Company’s non-U.S. effective tax rate was 26.0%, an increase of approximately 14.1 percentage points compared to 2020. The increase in the non-U.S. effective tax rate was primarily attributable to incremental tax reserves, the tax impact of restructuring and the absence of prior year items including the favorable resolution of a foreign tax matter related to the previously completed spin-off transactions, and tax law changes in India.
70          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
DEFERRED TAX ASSETS (LIABILITIES)
The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

Deferred tax assets:	December 31,
	2022	2021
Postretirement benefits other than pensions	$59	$77
Asbestos and environmental	545	468
Employee compensation and benefits	142	174
Lease liabilities	233	242
Other accruals and reserves	363	260
Net operating losses	695	734
Capital loss limitation and carryover	126	151
Tax credit carryforwards	163	164
Gross deferred tax assets	2,326	2,270
Valuation allowance	(812)	(857)
Total deferred tax assets	$1,514	$1,413
Deferred tax liabilities:
Pension	$(1,088)	$(948)
Property, plant and equipment	(233)	(464)
Right-of-use asset	(212)	(230)
Intangibles	(818)	(883)
Unremitted earnings of foreign subsidiaries	(517)	(426)
Other asset basis differences	(317)	(334)
Other	(1)	(2)
Total deferred tax liabilities	(3,186)	(3,287)
Net deferred tax liability	$(1,672)	$(1,874)
The Company's gross deferred tax assets include $869 million related to non-U.S. operations comprised principally of net operating losses, capital loss and tax credit carryforwards, primarily in Canada, France, Germany, Luxembourg, and the United Kingdom, and deductible temporary differences. The Company maintains a valuation allowance of $683 million against a portion of the non-U.S. gross deferred tax assets. Additionally, a valuation allowance of $129 million is maintained against the U.S. gross deferred tax asset primarily related to capital loss carryovers. The change in the valuation allowance resulted in a decrease of $8 million, an increase of $124 million, and an increase of $105 million to income tax expense in 2022, 2021, and 2020, respectively. In the event the Company determines that it will not be able to realize its net deferred tax assets in the future, the Company will reduce such amounts through an increase to income tax expense in the period such determination is made. Conversely, if the Company determines that it will be able to realize net deferred tax assets in excess of the carrying amounts, the Company will decrease the recorded valuation allowance through a reduction to income tax expense in the period that such determination is made.
As of December 31, 2022, the Company recorded a $517 million deferred tax liability on all unremitted foreign earnings based on estimated earnings and profits of approximately $17 billion as of the balance sheet date.
As of December 31, 2022, the Company's net operating loss, capital loss and tax credit carryforwards were as follows:

Jurisdiction	Expiration Period	Net Operating and Capital Loss Carryforwards	Tax Credit Carryforwards
U.S. Federal	2042	$584	$94
U.S. State	2042	449	21
Non-U.S.	2042	450	53
Non-U.S.	Indefinite	2,062	—
		$3,545	$168
71          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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

	Years Ended December 31,
	2022	2021	2020
Change in unrecognized tax benefits:
Balance at beginning of year	$1,061	$991	$1,164
Gross increases related to current period tax positions	64	93	94
Gross increases related to prior periods tax positions	31	39	68
Gross decreases related to prior periods tax positions	(19)	(27)	(256)
Decrease related to resolutions of audits with tax authorities	(3)	(1)	(35)
Expiration of the statute of limitations for the assessment of taxes	(8)	(12)	(76)
Foreign currency translation	(40)	(22)	32
Balance at end of year	$1,086	$1,061	$991
As of December 31, 2022, 2021, and 2020, there were $1,086 million, $1,061 million, and $991 million, respectively, of unrecognized tax benefits that if recognized would be recorded as a component of Tax expense.
The following table summarizes tax years that remain subject to examination by major tax jurisdictions as of December 31, 2022:

Jurisdiction	Open Tax Years
	Examination in progress	Examination not yet initiated
U.S. Federal	2017-2018	2019-2022
U.S. State	2013-2020	2017-2022
Australia	n/a	2019-2022
Belgium	2019-2020	2021-2022
Canada(1)	2017-2019	2020-2022
China	2012-2021	2022
France	2019-2021	2022
Germany(1)	2009-2020	2021-2022
India	1999-2021	2022
Italy	2015-2020	2021-2022
Netherlands	2018-2020	2021-2022
Switzerland(1)	2017-2020	2021-2022
United Kingdom	2013-2020	2021-2022
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
Unrecognized tax benefits for examinations in progress were $640 million, $592 million, and $556 million, as of December 31, 2022, 2021, and 2020, respectively. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax expense in the Consolidated Statement of Operations and totaled $5 million, $79 million, and $80 million for the years ended December 31, 2022, 2021, and 2020, respectively. Accrued interest and penalties were $557 million, $580 million, and $507 million, as of December 31, 2022, 2021, and 2020, respectively.
72          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 6. INVENTORIES

	December 31,
	2022	2021
Raw materials	$1,407	$1,352
Work in process	1,049	861
Finished products	3,082	2,925
	$5,538	$5,138
NOTE 7. PROPERTY, PLANT AND EQUIPMENT—NET

	December 31,
	2022	2021
Land and improvements	$216	$226
Machinery and equipment	10,383	10,143
Buildings and improvements	3,394	3,225
Construction in progress	769	856
	14,762	14,450
Less—Accumulated depreciation	(9,291)	(8,888)
	$5,471	$5,562
Depreciation expense was $657 million, $674 million, and $644 million for the years ended December 31, 2022, 2021, and 2020, respectively.
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS—NET
The following table summarizes the change in the carrying amount of goodwill for the years ended December 31, 2022, and 2021, by reportable business segment:

	December 31, 2021	Acquisitions/ Divestitures	Currency Translation Adjustment	December 31, 2022
Aerospace	$2,399	$—	$(23)	$2,376
Honeywell Building Technologies	3,317	123	(102)	3,338
Performance Materials and Technologies	6,138	—	(125)	6,013
Safety and Productivity Solutions	4,961	—	(65)	4,896
Corporate and All Other	941	2	(69)	874
	$17,756	$125	$(384)	$17,497
73          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Other intangible assets are comprised of:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Determinable life intangibles:
Patents and technology	$2,313	$(1,759)	$554	$2,345	$(1,678)	$667
Customer relationships	3,989	(2,397)	1,592	4,045	(2,235)	1,810
Trademarks	371	(273)	98	356	(261)	95
Other	299	(274)	25	298	(271)	27
	6,972	(4,703)	2,269	7,044	(4,445)	2,599
Indefinite life intangibles:
Trademarks	953	—	953	1,014	—	1,014
	$7,925	$(4,703)	$3,222	$8,058	$(4,445)	$3,613
Intangible assets amortization expense was $333 million, $465 million, and $358 million for the years ended December 31, 2022, 2021, and 2020, respectively. Estimated intangible asset amortization expense for each of the next five years approximates $298 million in 2023, $268 million in 2024, $259 million in 2025, $234 million in 2026, and $211 million in 2027.
74          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 9. LONG-TERM DEBT AND CREDIT AGREEMENTS

	December 31,
	2022	2021
0.483% notes due 2022	$—	$500
2.15% notes due 2022	—	600
Floating rate notes due 2022	—	600
1.30% Euro notes due 2023	1,334	1,416
3.35% notes due 2023	300	300
0.00% Euro notes due 2024	534	566
2.30% notes due 2024	750	750
4.85% notes due 2024	400	—
1.35% notes due 2025	1,250	1,250
2.50% notes due 2026	1,500	1,500
1.10% notes due 2027	1,000	1,000
4.95% notes due 2028	500	—
2.25% Euro notes due 2028	800	849
2.70% notes due 2029	750	750
1.95% notes due 2030	1,000	1,000
1.75% notes due 2031	1,500	1,500
0.75% Euro notes due 2032	534	566
5.00% notes due 2033	1,100	—
4.125% Euro notes due 2034	1,067	—
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
2.80% notes due 2050	750	750
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases), 8.0% weighted average interest rate maturing at various dates through 2029	265	272
Fair value of hedging instruments	(287)	60
Debt issuance costs	(233)	(211)
	16,853	16,057
Less—Current maturities of long-term debt	(1,730)	(1,803)
	$15,123	$14,254
75          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The schedule of principal payments on long-term debt is as follows:

December 31, 2022
2023	$1,730
2024	1,787
2025	1,272
2026	1,515
2027	1,008
Thereafter	9,541
16,853
Less—Current maturities of long-term debt	(1,730)
$15,123
On November 2, 2022, the Company issued $400 million 4.85% Senior Notes due 2024, $500 million 4.95% Senior Notes due 2028, and $1.1 billion 5.00% Senior Notes due 2033 (collectively, the 2022 USD Notes). The Company may redeem the 2022 USD Notes at any time, and from time to time, in whole or in part, at the Company's option at the applicable redemption price. The offering provided gross proceeds of $2.0 billion, offset by $22 million in discount and closing costs related to the offering.
On November 2, 2022, the Company issued €1.0 billion 4.125% Senior Notes due 2034 (the 2022 Euro Notes). The Company may redeem the 2022 Euro Notes at any time, and from time to time, in whole or in part, at the Company's option at the applicable redemption price. The offering provided gross proceeds of $990 million, offset by $17 million in discount and closing costs related to the offering.
The 2022 USD Notes and 2022 Euro Notes are senior unsecured and unsubordinated obligations of the Company and rank equally with each other and with all of the Company's existing and future senior unsecured debt and senior to all of the Company's subordinated debt. The Company intends to use the proceeds from the issuance for general corporate purposes.
On August 8, 2022, the Company repaid its 2.15% and its Floating rate notes due 2022. On August 19, 2022, the Company repaid its 0.483% notes due 2022.
On March 24, 2022, the Company entered into a $4.0 billion Amended and Restated Five-Year Credit Agreement (the 5-Year Credit Agreement) and a $1.5 billion 364-Day Credit Agreement (the 364-Day Credit Agreement). The 5-Year Credit Agreement amended and restated the previously reported $4.0 billion amended and restated five-year credit agreement dated as of March 31, 2021. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 364-Day Credit Agreement replaced the $1.5 billion 364-day credit agreement dated as of March 31, 2021, which was terminated in accordance with its terms effective March 24, 2022. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 23, 2023, unless (i) Honeywell elects to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 23, 2024, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 5-Year Credit Agreement and the 364-Day Credit Agreement are maintained for general corporate purposes.
As of December 31, 2022, there were no outstanding borrowings under the 364-Day Credit Agreement or 5-Year Credit Agreement.
On November 1, 2021, the Company repaid its 1.85% notes due 2021.
On August 16, 2021, the Company issued $1.0 billion 1.10% Senior Notes due 2027 and $1.5 billion 1.75% Senior Notes due 2031 (collectively, the Notes). The Company may redeem the Notes at any time, and from time to time, in whole or in part, at the Company's option at the applicable make-whole redemption price. The Notes are senior unsecured and unsubordinated obligations of the Company and rank equally with each other and with all of the Company's existing and future senior unsecured debt and senior to all of the Company's subordinated debt. The offering provided gross proceeds of $2.5 billion, offset by $18 million in discount and closing costs related to the offering. The Company used the proceeds of the offering to redeem at par $2 billion of the $2.5 billion in outstanding principal amount of the callable 0.483% Senior Notes due 2022 and to redeem in full and at par $500 million callable Floating rate Senior Notes due 2022 that the Company issued in August 2020.
On March 1, 2021, the Company repaid its 4.25% notes due 2021.

76          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 10. LEASES
A significant portion of the Company's operating and finance lease portfolio includes corporate offices, research and development facilities, manufacturing sites, information technology equipment, and automobiles. The majority of the Company's leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more. Operating lease ROU assets are included in Other assets. The current portion of operating lease liabilities are included in Accrued liabilities, and the non-current portion of operating lease liabilities are included in Other liabilities in the Consolidated Balance Sheet. Finance lease ROU assets are included in Property, plant and equipment—net. The current portion of finance lease liabilities are included in Current maturities of long-term debt, and the non-current portion of finance lease liabilities are included in Long-term debt in the Consolidated Balance Sheet.
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

	Years Ended December 31,
	2022	2021
Operating lease cost	$224	$228
Variable lease cost	8	14
Short-term lease cost	18	15
Finance lease cost:
Amortization of right-of-use assets	72	65
Interest on lease liability	21	24
Total finance lease cost	93	89
Total lease cost	$343	$346
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$225	$215
Operating cash flows for finance leases	21	24
Financing cash flows for finance leases	79	67
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$251	$350
Finance leases	61	32
77          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Supplemental balance sheet information related to leases was as follows:

	December 31,
	2022	2021
Operating leases:
Other assets	$881	$947
Accrued liabilities	192	185
Other liabilities	775	847
Total operating lease liabilities	$967	$1,032
Finance leases:
Property, plant and equipment	$383	$325
Accumulated depreciation	(161)	(177)
Property, plant and equipment—net	$222	$148
Current maturities of long-term debt	$77	$57
Long-term debt	145	99
Total finance lease liabilities	$222	$156
Weighted average remaining lease term:
Operating leases	8 years	9 years
Finance leases	4 years	3 years
Weighted average discount rate:
Operating leases	2.1%	2.3%
Finance leases	7.8%	11.0%
As of December 31, 2022, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2023	$208	$94
2024	176	81
2025	139	37
2026	115	15
2027	88	12
Thereafter	354	18
Total lease payments	1,080	257
Less—interest	(113)	(35)
Total	$967	$222
78          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
DERIVATIVES AND HEDGING ACTIVITIES
The Company uses derivative financial instruments to manage its risks related to interest rates, foreign currency exchange rates, and commodity prices. Derivative financial instruments are not used for trading or other speculative purposes. To qualify as a hedge, derivative financial instruments must be evaluated for hedge effectiveness at the inception of the contract and designated as a hedge. Changes in fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception and over the life of the hedge contract.
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
The Company has monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. Dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (income) expense. The Company uses foreign currency exchange contracts to hedge its foreign currency exposure. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. The Company uses foreign currency contracts to hedge forecasted sales and purchases, which are denominated in non-functional currencies. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of these foreign currency exchange contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. As of December 31, 2022, and 2021, the Company held contracts with notional amounts of $10,545 million and $12,671 million, respectively, to exchange foreign currencies, principally the U.S. Dollar, Euro, Canadian Dollar, British Pound, Mexican Peso, Chinese Renminbi, and Indian Rupee.
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
COMMODITY PRICE RISK MANAGEMENT
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
79          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
DERIVATIVE AND HEDGING INSTRUMENTS
The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheet:

	Notional		Fair Value Asset		Fair Value (Liability)
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Derivatives in fair value hedging relationships:
Interest rate swap agreements	$4,984	$3,150	$16	$60	$(303)	$—
Derivatives in cash flow hedging relationships:
Foreign currency exchange contracts	866	647	19	4	(5)	—
Commodity contracts	9	—	—	—	(1)	—
Derivatives in net investment hedging relationships:
Foreign currency exchange contracts	—	746	—	92	—	—
Cross currency swap agreements	3,189	1,200	90	39	—	—
Total derivatives designated as hedging instruments	9,048	5,743	125	195	(309)	—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	9,679	11,278	74	278	(3)	(282)
Total derivatives at fair value	$18,727	$17,021	$199	$473	$(312)	$(282)
All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Accrued liabilities or Other liabilities.
In addition to the foreign currency derivative contracts designated as net investment hedges, certain of the Company's foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $3,836 million and $4,074 million as of December 31, 2022, and 2021, respectively.
Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Gains and losses on interest rate swap agreements recognized in earnings were $347 million of expense, $135 million of expense, and $169 million of income for the years ended December 31, 2022, 2021, and 2020, respectively. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.
The following table sets forth the amounts recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

Line in the Consolidated Balance Sheet of Hedged Item	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Long-term debt	$4,696	$3,210	$(287)	$60

80          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following tables summarize the location and impact to the Consolidated Statement of Operations related to derivative instruments:

	Year Ended December 31, 2022
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$35,466	$18,263	$5,562	$5,214	$(366)	$414
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	13	50	14	(3)	—	—
Commodity contracts:
Amount reclassified from accumulated other comprehensive income into income	—	(2)	—	—	—	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	—	347
Derivatives designated as hedges	—	—	—	—	—	(347)
Gain or (loss) on net investment hedges:
Foreign currency exchange contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—	13
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	—	351	—

	Year Ended December 31, 2021
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$34,392	$18,344	$5,050	$4,798	$(1,378)	$343
Gain or (loss) on cash flow hedges:
Foreign currency exchange contracts:
Amount reclassified from accumulated other comprehensive income into income	5	8	2	9	—	—
Gain or (loss) on fair value hedges:
Interest rate swap agreements:
Hedged items	—	—	—	—	—	135
Derivatives designated as hedges	—	—	—	—	—	(135)
Gain or (loss) on net investment hedges:
Foreign currency exchange contracts:
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—	16
Gain or (loss) on derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	—	—	195	—

81          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
As of December 31, 2022, the Company estimates that approximately $13 million of net derivative gains related to its cash flow hedges included in Accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.
The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

Derivatives Net Investment Hedging Relationships	Years Ended December 31,
	2022	2021
Euro-denominated long-term debt	$196	$284
Euro-denominated commercial paper	39	57
Cross currency swap agreements	(65)	88
Foreign currency exchange contracts	34	40
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
82          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency exchange contracts	$—	$93	$—	$93	$—	$374	$—	$374
Available for sale investments	87	559	—	646	176	566	—	742
Interest rate swap agreements	—	16	—	16	—	60	—	60
Cross currency swap agreements	—	90	—	90	—	39	—	39
Investments in equity securities	22	32	—	54	34	23	—	57
Right to HWI Sale proceeds	—	—	295	295	—	—	—	—
Total assets	$109	$790	$295	$1,194	$210	$1,062	$—	$1,272
Liabilities:
Foreign currency exchange contracts	$—	$8	—	$8	$—	$282	—	$282
Interest rate swap agreements	—	303	—	303	—	—	—	—
Commodity contracts	—	1	—	1	—	—	—	—
Total liabilities	$—	$312	$—	$312	$—	$282	$—	$282
The foreign currency exchange contracts, interest rate swap agreements, cross currency swap agreements, and commodity contracts are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 2. The Company also holds investments in commercial paper, certificates of deposits, and time deposits that are designated as available for sale, as well as investments in equity securities, which are valued using published prices based on observable market data. As such, these investments are classified within level 2.
The Company holds certain available for sale investments in U.S. government and corporate debt securities, as well as investments in equity securities, which are valued utilizing published prices based on quoted market pricing, which are classified within level 1.
The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and other short-term borrowings contained in the Consolidated Balance Sheet approximates fair value.
As part of the NARCO Buyout, Honeywell holds a right to future proceeds from the HWI Sale. The right to these proceeds is considered a financial instrument and is included in Other current assets in the Consolidated Balance Sheet as of December 31, 2022. The right to these proceeds is valued using the estimated purchase price of HWI. The significant input for the valuation of this right is unobservable, and as such, is classified within level 3.
The following table sets forth a reconciliation of beginning and ending balances of assets and liabilities that were accounted for at fair value using level 3 measurements:

	Years Ended December 31,
	2022	2021
Balance at beginning of period	$—	$—
Activity during period:
Recognition of right to HWI Sale proceeds	295	—
Balance at end of period	$295	$—
83          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Short-term investments	$—	$—	$34	$34
Long-term receivables	229	183	170	152
Long-term investments	—	—	366	366
Liabilities:
Long-term debt and related current maturities	$16,853	$15,856	$16,057	$17,022
The Company determined the fair value of the long-term receivables by utilizing transactions in the listed markets for identical or similar assets. As such, the fair value of these receivables is considered level 2.
On April 30, 2021, the Company received shares of Garrett Motion Inc. (Garrett) Series B Preferred Stock in full and final satisfaction of the Garrett Indemnity and Tax Matters Agreement. As of December 31, 2021, the fair value of the short-term and long-term investments were based on the present value of the mandatory redemptions as reflected within Garrett's Second and Amended and Restated Series B Preferred Stock (Series B Preferred Stock) Certificate of Designation. The present value reflected amortized cost determined by the present value of the mandatory redemptions discounted at 7.25%, which was the rate reflected in the Second Amended and Restated Series B Preferred Stock Certificate of Designation. The discount accreted to interest income over the mandatory redemption period. The investment was designated as held to maturity and was initially recognized at fair value. The fair value of Garrett's Series B Preferred Stock was determined using observable market data and is considered level 2. Fair Value of the Series B Preferred Stock was not impacted by early redemptions until receipt of payment. As of December 31, 2022, Garrett had fully redeemed all outstanding shares of the Garrett Series B Preferred Stock. See Note 19 Commitments and Contingencies for additional information on the Garrett Series B Preferred Stock.
The Company determined the fair value of the long-term debt and related current maturities utilizing transactions in the listed markets for identical or similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered level 2.
NOTE 13. ACCRUED LIABILITIES

	December 31,
	2022	2021
Customer advances and deferred income	$3,555	$3,163
Compensation, benefit and other employee related	1,218	1,273
Repositioning	309	411
Asbestos-related liabilities	110	261
Income taxes	549	393
Other taxes	174	269
Environmental costs	222	225
Operating lease liabilities	192	185
Product warranties and performance guarantees	175	180
Insurance	68	101
Accrued interest	122	100
NARCO Buyout accrual	1,325	—
Other (primarily operating expenses)	1,143	1,118
	$9,162	$7,679
84          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 14. OTHER LIABILITIES

	December 31,
	2022	2021
Income taxes	$1,939	$2,152
Pension and other employee related	1,306	1,672
Deferred income	1,334	1,324
Operating lease liabilities	775	847
Environmental costs	393	393
Insurance	289	299
Product warranties and performance guarantees	38	43
Asset retirement obligations	24	26
Other	371	331
	$6,469	$7,087
NOTE 15. STOCK-BASED COMPENSATION PLANS
The 2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (2016 Plan) and 2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. (2016 Directors Plan) were both approved by the shareowners at the Annual Meeting of Shareowners effective on April 25, 2016. At December 31, 2022, there were 30,635,612, and 797,252 shares of Honeywell common stock available for future grants under terms of the 2016 Plan and 2016 Directors Plan, respectively.
STOCK OPTIONS
The exercise price, term, and other conditions applicable to each option granted under the Company's stock plans are generally determined by the Management Development and Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company's stock on that date. The fair value is recognized as an expense over the employee’s requisite service period (generally the vesting period of the award). Options generally vest over a four-year period and expire after ten years.
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
The following table summarizes the impact to the Consolidated Statement of Operations from stock options:

	Years Ended December 31,
	2022	2021	2020
Compensation expense	$45	$55	$50
Future income tax benefit recognized	10	11	10

85          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table sets forth fair value per share information, including related weighted average assumptions, used to determine compensation cost:

	Years Ended December 31,
	2022	2021	2020
Weighted average fair value per share of options granted during the year(1)	$31.22	$32.42	$21.30
Assumptions:
Expected annual dividend yield	2.58%	2.31%	2.59%
Expected volatility	23.05%	24.69%	18.76%
Risk-free rate of return	1.97%	0.48%	1.32%
Expected option term (years)	4.74	4.54	4.62
(1)Estimated on date of grant using Black-Scholes option-pricing model.
The following table summarizes information about stock option activity for the three years ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2019	18,731,562	$109.87
Granted	3,192,693	176.93
Exercised	(4,424,754)	88.96
Lapsed or canceled	(930,972)	156.62
Outstanding at December 31, 2020	16,568,529	125.75
Granted	2,065,574	204.99
Exercised	(2,016,489)	113.01
Lapsed or canceled	(764,675)	175.42
Outstanding at December 31, 2021	15,852,939	135.31
Granted	2,150,910	189.53
Exercised	(3,046,107)	103.89
Lapsed or canceled	(905,454)	186.35
Outstanding at December 31, 2022	14,052,288	$147.14
Vested and expected to vest at December 31, 2022(1)	13,056,367	$143.72
Exercisable at December 31, 2022	9,509,606	$127.99
(1)Represents the sum of vested options of 9.5 million and expected to vest options of 3.5 million. Expected to vest options are derived by applying the pre-vesting forfeiture rate assumption to total outstanding unvested options of 4.5 million.
86          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table summarizes information about stock options outstanding and exercisable at December 31, 2022:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted Average Life(1)	Weighted Average Exercise Price per share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
$27.00–$64.99	700	0.20	$57.00	$—	700	$57.00	$—
$65.00–$89.99	949,592	1.12	88.69	119	949,592	88.69	119
$90.00–$99.99	2,837,199	2.52	98.79	328	2,837,199	98.79	328
$100.00–$134.99	2,092,549	4.05	119.49	198	2,026,049	119.16	197
$135.00–$189.99	6,459,775	6.87	170.71	282	3,270,515	160.19	248
$190.00–$232.60	1,712,473	8.08	204.52	18	425,551	204.99	14
	14,052,288	5.33	$147.14	$945	9,509,606	$127.99	$906
(1)Average remaining contractual life in years.
There were 10,664,625 and 10,120,793 options exercisable at weighted average exercise prices of $113.30 and $103.89 at December 31, 2021, and 2020, respectively.
The following table summarizes the financial statement impact from stock options exercised:

Options Exercised	Years Ended December 31,
	2022	2021	2020
Intrinsic value(1)	$310	$219	$379
Tax benefit realized	71	48	84
(1)Represents the amount by which the stock price exceeded the exercise price of the options on the date of exercise.
At December 31, 2022, there was $99 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted average period of 2.46 years. The total fair value of options vested for the years ended December 31, 2022, 2021, and 2020 was $49 million, $52 million, and $55 million, respectively.
RESTRICTED STOCK UNITS
Restricted stock unit (RSU) awards entitle the holder to receive one share of common stock for each unit when the units vest. RSUs are issued to certain key employees and directors as compensation at fair market value at the date of grant. RSUs generally become fully vested over periods ranging from three to six years and are payable in Honeywell common stock upon vesting. Certain RSU awards are performance-based and awarded to eligible employees which entitle the grantee to receive shares of common stock if specified Company performance goals are achieved during the performance period and remains employed through the vesting period.
87          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table summarizes information about RSU activity for the three years ended December 31, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2019	3,240,065	$143.07
Granted	1,551,675	158.52
Vested	(1,001,101)	117.84
Forfeited	(394,116)	145.42
Non-vested at December 31, 2020	3,396,523	148.23
Granted	992,854	214.61
Vested	(1,123,547)	144.34
Forfeited	(308,293)	156.74
Non-vested at December 31, 2021	2,957,536	171.73
Granted	1,056,869	186.48
Vested	(864,944)	157.21
Forfeited	(441,453)	177.38
Non-vested at December 31, 2022	2,708,008	$181.10
As of December 31, 2022, there was approximately $255 million of total unrecognized compensation cost related to non-vested RSUs granted under the Company's stock plans which is expected to be recognized over a weighted average period of 2.04 years.
The following table summarizes the impact to the Consolidated Statement of Operations from RSUs:

	Years Ended December 31,
	2022	2021	2020
Compensation expense	$143	$162	$118
Future income tax benefit recognized	29	23	24
NOTE 16. EARNINGS PER SHARE
The details of the earnings per share calculations for the years ended December 31, 2022, 2021, and 2020 are as follows (shares in millions):

Basic	Years Ended December 31,
	2022	2021	2020
Net income attributable to Honeywell	$4,966	$5,542	$4,779
Weighted average shares outstanding	677.1	692.3	704.1
Earnings per share of common stock—basic	$7.33	$8.01	$6.79

Assuming dilution	Years Ended December 31,
	2022	2021	2020
Net income attributable to Honeywell	$4,966	$5,542	$4,779
Average shares
Weighted average shares outstanding	677.1	692.3	704.1
Dilutive securities issuable—stock plans	6.0	8.1	7.1
Total weighted average diluted shares outstanding	683.1	700.4	711.2
Earnings per share of common stock—assuming dilution	$7.27	$7.91	$6.72
88          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The diluted earnings per share calculations exclude the effect of stock options when the cost to exercise an option exceeds the average market price of the common shares during the period. In 2022, 2021, and 2020 the weighted number of stock options excluded from the computations were 3.5 million, 1.7 million, and 5.5 million, respectively. These stock options were outstanding at the end of each of the respective periods.
As of December 31, 2022, and 2021, the total shares outstanding were 667.6 million and 684.8 million, respectively, and as of December 31, 2022, and 2021, total shares issued were 957.6 million.
NOTE 17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss) are provided in the tables below. Comprehensive income (loss) attributable to noncontrolling interest consists predominantly of net income.

	Pre-tax	Tax	After-Tax
Year Ended December 31, 2022
Foreign exchange translation adjustment	$(354)	$—	$(354)
Pension and other postretirement benefit adjustments	(280)	47	(233)
Changes in fair value of available for sale investments	(8)	—	(8)
Changes in fair value of designated cash flow hedges	9	6	15
	$(633)	$53	$(580)
Year Ended December 31, 2021
Foreign exchange translation adjustment	$302	$—	$302
Pension and other postretirement benefit adjustments	245	(59)	186
Changes in fair value of available for sale investments	(3)	—	(3)
Changes in fair value of designated cash flow hedges	(4)	1	(3)
	$540	$(58)	$482
Year Ended December 31, 2020
Foreign exchange translation adjustment	$(214)	$—	$(214)
Pension and other postretirement benefit adjustments	76	(2)	74
Changes in fair value of available for sale investments	4	—	4
Changes in fair value of designated cash flow hedges	(61)	17	(44)
	$(195)	$15	$(180)
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	December 31,
	2022	2021
Cumulative foreign exchange translation adjustment	$(2,832)	$(2,478)
Pension and other postretirement benefit adjustments	(648)	(415)
Fair value adjustments of available for sale investments	(7)	1
Fair value adjustments of designated cash flow hedges	12	(3)
	$(3,475)	$(2,895)
89          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Designated Cash Flow Hedges	Total
Balance at December 31, 2019	$(2,566)	$(675)	$—	$44	$(3,197)
Other comprehensive income (loss) before reclassifications	(201)	115	4	10	(72)
Amounts reclassified from accumulated other comprehensive income	(13)	(41)	—	(54)	(108)
Net current period other comprehensive income (loss)	(214)	74	4	(44)	(180)
Balance at December 31, 2020	$(2,780)	$(601)	$4	$—	$(3,377)
Other comprehensive income (loss) before reclassifications	314	268	(3)	17	596
Amounts reclassified from accumulated other comprehensive income	(12)	(82)	—	(20)	(114)
Net current period other comprehensive income (loss)	302	186	(3)	(3)	482
Balance at December 31, 2021	$(2,478)	$(415)	$1	$(3)	$(2,895)
Other comprehensive income (loss) before reclassifications	(344)	(623)	(8)	71	(904)
Amounts reclassified from accumulated other comprehensive income	(10)	390	—	(56)	324
Net current period other comprehensive income (loss)	(354)	(233)	(8)	15	(580)
Balance at December 31, 2022	$(2,832)	$(648)	$(7)	$12	$(3,475)
RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2022
	Affected Line in the Consolidated Statement of Operations
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges	Total
Amortization of pension and other postretirement benefit items:
Actuarial losses recognized	$—	$—	$—	$—	$516	$—	$516
Prior service (credit) recognized	—	—	—	—	(84)	—	(84)
Losses (gains) on cash flow hedges	(13)	(48)	(14)	3	—	—	(72)
Losses (gains) on excluded component of net investment hedges	—	—	—	—	—	(13)	(13)
Total before tax	$(13)	$(48)	$(14)	$3	$432	$(13)	$347
Tax expense (benefit)							(23)
Total reclassifications for the period, net of tax							$324
90          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Year Ended December 31, 2021
	Affected Line in the Consolidated Statement of Operations
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges	Total
Amortization of pension and other postretirement benefit items:
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
Amortization of pension and other postretirement benefit items:
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
On February 12, 2021, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, which included $2.8 billion remaining under, and replaced, the previously approved share repurchase program. Approximately $2.9 billion and $7.1 billion remained available as of December 31, 2022, and 2021, respectively, for additional share repurchases.
Honeywell repurchased approximately 21.9 million and 15.8 million shares of its common stock during the years ended December 31, 2022, and 2021, for $4.2 billion and $3.4 billion, respectively.
The Company is authorized to issue up to 40,000,000 shares of preferred stock, without par value, and can determine the number of shares of each series, and the rights, preferences, and limitations of each series. At December 31, 2022, there was no preferred stock outstanding.
91          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 19. COMMITMENTS AND CONTINGENCIES
ENVIRONMENTAL MATTERS
The Company is subject to various federal, state, local, and foreign government requirements relating to the protection of the environment. The Company believes that, as a general matter, the Company's policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury and that the handling, manufacture, use, and disposal of hazardous substances are in accordance with environmental and safety laws and regulations. However, mainly because of past operations and operations of predecessor companies, the Company, like other companies engaged in similar businesses, incurred remedial response and voluntary cleanup costs for site contamination and is a party to lawsuits and claims associated with environmental and safety matters, including past production of products containing hazardous substances. Additional lawsuits, claims, and costs involving environmental matters are likely to continue to arise in the future.
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
The following table summarizes information concerning the Company's recorded liabilities for environmental costs:

	Years Ended December 31,
	2022	2021	2020
Beginning of year	$618	$660	$709
Accruals for environmental matters deemed probable and reasonably estimable	186	168	173
Environmental liability payments	(211)	(210)	(216)
Other	22	—	(6)
End of year	$615	$618	$660
Environmental liabilities are included in the following balance sheet accounts:

	December 31,
	2022	2021
Accrued liabilities	$222	$225
Other liabilities	393	393
	$615	$618
The Company does not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation, or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, although they could be material to the Company's consolidated results of operations and operating cash flows in the periods recognized or paid. However, considering the Company's past experience and existing reserves, the Company does not expect that environmental matters will have a material adverse effect on its consolidated financial position.
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
92          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Reimbursements associated with this agreement are collected from Resideo quarterly and were $140 million in both 2022 and 2021 and offset operating cash outflows incurred by the Company. As the Company incurs costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90% of such costs is also recorded. This receivable amount recorded in 2022 and 2021 was $157 million and $146 million, respectively. As of December 31, 2022, Other current assets and Other assets included $140 million and $474 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement. As of December 31, 2021, Other current assets and Other assets included $140 million and $457 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.
ASBESTOS MATTERS
Honeywell is named in asbestos-related personal injury claims related to NARCO, which was sold in 1986, and the Bendix Friction Materials (Bendix) business, which was sold in 2014.
The following tables summarize information concerning NARCO and Bendix asbestos-related balances:
ASBESTOS-RELATED LIABILITIES

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$1,372	$689	$2,061	$1,441	$779	$2,220	$1,499	$858	$2,357
Accrual for update to estimated liability	93	(634)	(541)	64	31	95	80	18	98
Change in estimated cost of future claims	41	—	41	29	—	29	42	—	42
Update of expected resolution values for pending claims	1	—	1	3	—	3	10	—	10
Asbestos-related liability payments	(216)	(55)	(271)	(165)	(121)	(286)	(190)	(97)	(287)
NARCO Buyout	—	1,325	1,325	—	—	—	—	—	—
End of year	$1,291	$1,325	$2,616	$1,372	$689	$2,061	$1,441	$779	$2,220
INSURANCE RECOVERIES FOR ASBESTOS-RELATED LIABILITIES

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$142	$221	$363	$148	$254	$402	$153	$281	$434
Probable insurance recoveries related to estimated liability	5	2	7	7	—	7	10	—	10
Insurance receipts for asbestos-related liabilities	(17)	(20)	(37)	(13)	(33)	(46)	(33)	(25)	(58)
Insurance receivables settlements and write-offs	—	(68)	(68)	—	—	—	18	(2)	16
End of year	$130	$135	$265	$142	$221	$363	$148	$254	$402
NARCO and Bendix asbestos-related balances are included in the following balance sheet accounts:

	December 31,
	2022	2021
Other current assets	$41	$41
Insurance recoveries for asbestos-related liabilities	224	322
	$265	$363
Accrued liabilities	$1,436	$261
Asbestos-related liabilities	1,180	1,800
	$2,616	$2,061
93          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
The operating rules per the TDP define criteria claimants must meet for a claim to be considered valid and paid. Once operational in 2014, the Trust began to receive, process, and pay claims. In September 2021, Honeywell filed suit against the Trust in the United States Bankruptcy Court for the Western District of Pennsylvania (Bankruptcy Court) alleging that the Trust breached its duties in managing the Trust, including breaches of certain provisions of the TA and TDP. Honeywell's lawsuit sought appropriate relief preventing the Trust from continuing these practices. The Trust also filed suit against Honeywell, alleging Honeywell breached its obligations under the Trust's governing documents. Honeywell moved to dismiss the Trust’s suit, and on December 15, 2021, the Bankruptcy Court granted Honeywell’s motion to dismiss subject to granting the Trust leave to file an amended complaint. On December 28, 2021, the Trust filed an answer with counterclaims in response to Honeywell’s complaint and in lieu of filing an amended complaint. The Bankruptcy Court conducted a trial on these matters during May 2022; following the trial, the Company and the Trust began discussing a potential settlement of Honeywell’s remaining obligations to the Trust.
On November 18, 2022, Honeywell entered into a definitive agreement (Buyout Agreement) with the Trust, and on November 20, 2022, in exchange for the NARCO Trust Advisory Committee (TAC) and Lawrence Fitzpatrick, in his capacity as the NARCO Asbestos Future Claimants Representative (FCR), becoming parties to the Buyout Agreement, Honeywell, the Trust, the TAC, and the FCR entered into an Amended and Restated Buyout Agreement (Amended Buyout Agreement).
Pursuant to the terms of the Amended Buyout Agreement, Honeywell agreed to make a one-time, lump sum payment in the amount of $1.325 billion to the Trust (Buyout Amount), subject to certain deductions as described in the Amended Buyout Agreement and in exchange for the release by the Trust of Honeywell from all further and future obligations of any kind related to the Trust and/or any claimants who were exposed to asbestos-containing products manufactured, sold, or distributed by NARCO or its predecessors, including Honeywell’s ongoing evergreen obligation to fund (i) claims against the Trust, which comprise Honeywell’s NARCO asbestos-related claims liability, and (ii) the Trust’s annual operating expenses, which are expensed as incurred, including its legal fees (which operating expenses, for reference, were approximately $30 million in 2022) (such evergreen obligations referred to in (i) and (ii), Honeywell Obligations) (the NARCO Buyout).
On December 8, 2022, the Bankruptcy Court issued an order that (A) approved the Amended Buyout Agreement, and (B) declared that the NARCO Channeling Injunction (which bars all past, present, and future individual actions in state or federal courts based on exposure to NARCO asbestos-containing products and requires all such claims to be made against the Trust) will remain in full force and effect without modification, dissolution, or termination (Order).
On December 14, 2022, HWI, the reorganized and renamed entity that emerged from the NARCO bankruptcy, entered into a definitive agreement (Sale Agreement) pursuant to which an affiliate of Platinum Equity, LLC will acquire HWI (HWI Sale) subject to the terms set forth in the Sale Agreement, including customary conditions to closing set forth therein. In accordance with the Amended Buyout Agreement, the economic rights of the Trust in respect of the net proceeds from the HWI Sale inure to the benefit of Honeywell.
On January 30, 2023, the Company paid the Buyout Amount to the Trust, the parties closed the transactions contemplated in the Amended Buyout Agreement (Closing), and Honeywell was released from the Honeywell Obligations. Honeywell continues to have the right to collect proceeds in connection with its NARCO asbestos-related insurance policies.
With the issuance of the Order, the Company derecognized the NARCO asbestos-related liability of $688 million from the Consolidated Balance Sheet and recognized a charge of $1.325 billion in the Consolidated Statement of Operations and accrued a corresponding liability in the Consolidated Balance Sheet for the Buyout Amount. In addition, the Company recognized a benefit of $295 million in the Consolidated Statement of Operations and corresponding asset in Other current assets in the Consolidated Balance Sheet for Honeywell's rights to the proceeds from the HWI Sale. The benefit of $295 million offset the charge for the Buyout Amount.
94          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Bendix Products – Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix related asbestos claims activity:

Claims activity	Years Ended December 31,
	2022	2021
Claims unresolved at the beginning of year	6,401	6,242
Claims filed	2,014	2,611
Claims resolved	(2,807)	(2,452)
Claims unresolved at the end of year	5,608	6,401

Disease distribution of unresolved claims	Years Ended December 31,
	2022	2021
Mesothelioma and other cancer claims	3,283	3,760
Nonmalignant claims	2,325	2,641
Total claims	5,608	6,401
Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2022	2021	2020	2019	2018
	(in whole dollars)
Malignant claims	$59,200	$56,000	$61,500	$50,200	$55,300
Nonmalignant claims	$520	$400	$550	$3,900	$4,700
It is not possible to predict whether resolution values for Bendix-related asbestos claims will increase, decrease, or stabilize in the future.
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
95          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
The original Series B Preferred Stock Certificate of Designation provided for mandatory redemptions by Garrett of $35 million in 2022 and $100 million per year from 2023 to 2030 (inclusive) at the anniversary of the Effective Date, unless (i) Garrett’s consolidated EBITDA as of the end of the most recently completed fiscal year was less than $425 million, or (ii) Garrett did not have sufficient funds available to pay the redemption, at which point the redemption amounts past due would accrue interest. The Series B Preferred Stock Certificate of Designation also included rights which allowed (a) the Company to put the Series B Preferred Stock to Garrett if certain EBITDA conditions were met, and (b) Garrett to call the Series B Preferred Stock in whole or in part if certain EBITDA conditions were met.
On September 30, 2021, Garrett filed an Amended and Restated Series B Preferred Stock Certificate of Designation (Amendment) with the Secretary of State of Delaware. The Amendment required Garrett to partially redeem a portion of the Series B Preferred Stock on or before March 31, 2022, such that the present value of remaining outstanding shares of the Series B Preferred Stock would be $400 million (First Partial Redemption), subject to applicable law, including that Garrett had funds legally available for the partial redemption. The First Partial Redemption would be applied to the latest scheduled redemption dates, beginning with the shares to be redeemed in 2030. The Amendment also provided that the Company could not exercise its right to put the Series B Preferred Stock to Garrett until after December 31, 2022, subject to the EBITDA conditions described in the above section, unless the partial redemption did not occur on or before March 31, 2022. All other material terms and conditions in the Amendment were unchanged from the original Series B Preferred Stock Certificate of Designation.
On December 16, 2021, Garrett filed a Second Amended and Restated Series B Preferred Stock Certificate of Designation (Second Amendment) with the Secretary of State of Delaware. The Second Amendment accelerated the First Partial Redemption from March 31, 2022, to December 30, 2021, and allowed Garrett to partially redeem an additional portion of the Series B Preferred Stock on or before March 31, 2022, such that the present value of remaining outstanding shares of the Series B Preferred Stock would be $207 million (Second Partial Redemption). The Second Partial Redemption is subject to similar terms as the First Partial Redemption, including that Garrett had funds legally available for the partial redemption. However, the Second Partial Redemption was also contingent upon Garrett completing the First Partial Redemption and either (i) increasing their revolving credit facility, or (ii) the Garrett Board of Directors determining that Garrett otherwise had sufficient liquidity to effect the Second Partial Redemption. The Second Partial Redemption would be applied to the earliest scheduled redemptions beginning with the shares to be redeemed on April 30, 2022.
On December 17, 2021, Garrett announced their intention to effect the First Partial Redemption on December 28, 2021, in the amount of $211 million. On December 28, 2021, Garrett paid $211 million for the amount due as the First Partial Redemption.
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
96          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The Company recorded the Series B Preferred Stock at fair value at the Effective Date. See Note 12 Fair Value Measurements for additional information on the fair value leveling of the Series B Preferred Stock.
PETROBRAS AND UNAOIL MATTERS
On December 19, 2022, the Company reached a comprehensive resolution to the investigations by the U.S. Department of Justice (DOJ), the Securities and Exchange Commission (SEC), and certain Brazilian authorities (Brazilian Authorities) relating to the Company's use of third parties who previously worked for the Company's UOP business in Brazil in relation to a project awarded in 2010 for Petróleo Brasileiro S.A. (Petrobras). The investigations focused on the Company’s compliance with the U.S. Foreign Corrupt Practices Act and similar Brazilian laws (UOP Matters). The comprehensive resolution also resolves DOJ and SEC investigations relating to a matter involving a foreign subsidiary’s prior contract with Unaoil S.A.M. in Algeria executed in 2011 (the Unaoil Matter).
In connection with the comprehensive resolution, (i) the Company agreed to pay a total equivalent of $202.7 million, which payment occurred in January 2023, to the DOJ, the SEC, and the Brazilian Authorities, collectively, in penalties, disgorgement, and prejudgment interest, (ii) the Company’s subsidiary, UOP, LLC (UOP), entered into a three-year Deferred Prosecution Agreement (DPA) with the DOJ for charges related to the UOP Matters, (iii) UOP entered into leniency agreements with the Brazilian authorities related to the UOP Matter in Brazil, and (iv) the Company entered into an agreement with the SEC that resolves allegations relating to the UOP Matters and the Unaoil Matter. Pursuant to these agreements, the Company agreed to undertake certain compliance measures and compliance reporting obligations. These agreements entirely resolve the Petrobras and Unaoil investigations.
The Company previously recorded a total of $210 million of charges related to these matters in the Consolidated Statement of Operations, and accrued a corresponding reserve on its Consolidated Balance Sheet. Following the resolution, in December 2022, the Company reduced its previously recorded reserve to $205 million, based on expected payment amounts at that time.
97          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
OTHER MATTERS
The Company is subject to a number of other lawsuits, investigations, and disputes (some of which involve substantial amounts claimed) arising out of the conduct of the Company's business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property, and environmental, health, and safety matters. The Company recognizes liabilities for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments or outcomes in such matters, as well as potential ranges of probable losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts.
Given the uncertainty inherent in litigation and investigations, the Company does not believe it is possible to develop estimates of reasonably possible loss (or a range of possible loss) in excess of current accruals for commitment and contingency matters, including those discussed in this Note 19. Considering the Company's past experience and existing accruals, the Company does not expect the outcome of such matters, either individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial position. Because most contingencies are resolved over long periods of time, potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause the Company to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on the Company's consolidated results of operations or operating cash flows in the periods recognized or paid.
WARRANTIES AND GUARANTEES
In the normal course of business, the Company issues product warranties and product performance guarantees. The Company accrues for the estimated cost of product warranties and performance guarantees based on contract terms and historical experience at the time of sale. Adjustments to initial obligations for warranties and guarantees are made as changes to the obligations become reasonably estimable. The following table summarizes information concerning the Company's recorded obligations for product warranties and product performance guarantees:

	Years Ended December 31,
	2022	2021	2020
Beginning of year	$223	$243	$269
Accruals for warranties/guarantees issued during the year	117	146	164
Adjustment of pre-existing warranties/guarantees	(12)	(7)	(18)
Settlement of warranty/guarantee claims	(115)	(159)	(172)
End of year	$213	$223	$243
Product warranties and product performance guarantees are included in the following balance sheet accounts:

	December 31,
	2022	2021
Accrued liabilities	$175	$180
Other liabilities	38	43
	$213	$223
NOTE 20. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors a number of both funded and unfunded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of the Company's U.S. employees are provided through non-contributory, qualified, and non-qualified defined benefit plans. All non-union hourly and salaried employees joining Honeywell for the first time after December 31, 2012, are not eligible to participate in Honeywell’s U.S. defined benefit pension plans. The Company also sponsors defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in certain jurisdictions, principally the UK, Netherlands, Germany, and Canada. Other pension plans outside of the U.S. are not material to the Company either individually or in the aggregate.
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
98          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following tables summarize the balance sheet impact, including the benefit obligations, assets, and funded status associated with the Company's significant pension and other postretirement benefit plans:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$17,391	$18,054	$6,999	$7,670
Service cost	86	105	19	26
Interest cost	380	306	103	77
Plan amendments	—	—	—	(3)
Actuarial (gains) losses(1)	(3,135)	141	(1,929)	(403)
Benefits paid	(1,421)	(1,221)	(261)	(249)
Settlements and curtailments	(13)	—	—	—
Foreign currency translation	—	—	(533)	(121)
Other	2	6	2	2
Benefit obligation at end of year	13,290	17,391	4,400	6,999
Change in plan assets:
Fair value of plan assets at beginning of year	20,560	20,396	8,396	8,450
Actual return on plan assets	(2,161)	1,344	(2,187)	166
Company contributions	37	35	17	101
Benefits paid	(1,421)	(1,221)	(261)	(249)
Settlements and curtailments	(13)	—	—	—
Foreign currency translation	—	—	(664)	(74)
Other	3	6	3	2
Fair value of plan assets at end of year	17,005	20,560	5,304	8,396
Funded status of plans	$3,715	$3,169	$904	$1,397
Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid pension benefit cost(2)	$3,970	$3,528	$1,356	$2,105
Accrued pension liabilities—current(3)	(28)	(33)	(14)	(14)
Accrued pension liabilities—noncurrent(4)	(227)	(326)	(438)	(694)
Net amount recognized	$3,715	$3,169	$904	$1,397
(1)The actuarial gains incurred in 2022 related to the Company's U.S. plans are primarily the result of an increase in the discount rate assumption, partially offset by actuarial losses primarily as a result of changes in demographic experience and demographic assumptions used to estimate the benefit obligations as of December 31, 2022, compared to December 31, 2021. Actuarial gains incurred in 2022 related to the Company's non-U.S. plans are primarily the result of an increase in the discount rate assumption, partially offset by inflation related assumptions used to estimate the benefit obligations as of December 31, 2022, compared to December 31, 2021. Actuarial losses incurred in 2021 related to the Company's U.S. plans are primarily the result of changes in demographic experience and demographic assumptions, partially offset by actuarial gains due to an increase in the discount rate assumption used to estimate the benefit obligations as of December 31, 2021, compared to December 31, 2020. Actuarial gains incurred in 2021 related to the Company's non-U.S. plans are primarily the result of an increase in the discount rate assumption used to estimate the benefit obligations as of December 31, 2021, compared to December 31, 2020.
(2)Included in Other assets in the Consolidated Balance Sheet.
(3)Included in Accrued liabilities in the Consolidated Balance Sheet.
(4)Included in Other liabilities in the Consolidated Balance Sheet.
99          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Other Postretirement Benefits
	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$196	$229
Service cost	—	—
Interest cost	5	5
Plan amendments	—	—
Actuarial (gains) losses	(54)	(8)
Benefits paid	(14)	(30)
Benefit obligation at end of year	133	196
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Company contributions	—	—
Benefits paid	—	—
Fair value of plan assets at end of year	—	—
Funded status of plans	$(133)	$(196)
Amounts recognized in the Consolidated Balance Sheet consist of:
Accrued liabilities	$(21)	$(25)
Postretirement benefit obligations other than pensions(1)	(112)	(171)
Net amount recognized	$(133)	$(196)
(1)Excludes non-U.S. plan of $34 million and $37 million as of December 31, 2022, and 2021, respectively.
Amounts recognized in Accumulated other comprehensive (income) loss associated with the Company's significant pension and other postretirement benefit plans at December 31, 2022, and 2021, are as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021
Prior service (credit) cost	$(50)	$(92)	$18	$20
Net actuarial (gain) loss	814	492	360	397
Net amount recognized	$764	$400	$378	$417

	Other Postretirement Benefits
	2022	2021
Prior service (credit) cost	$(50)	$(92)
Net actuarial (gain) loss	(84)	(34)
Net amount recognized	$(134)	$(126)
100          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The components of net periodic benefit (income) cost and other amounts recognized in Other comprehensive (income) loss for the Company's significant pension and other postretirement benefit plans include the following components:

Net periodic benefit (income) cost	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2022	2021	2020	2022	2021	2020
Service cost	$86	$105	$99	$19	$26	$23
Interest cost	380	306	461	103	77	106
Expected return on plan assets	(1,281)	(1,220)	(1,135)	(278)	(348)	(336)
Amortization of prior service (credit) cost	(42)	(42)	(42)	—	—	—
Recognition of actuarial (gains) losses	(14)	31	26	537	9	18
Settlements and curtailments	(2)	—	4	—	—	—
Net periodic benefit (income) cost	$(873)	$(820)	$(587)	$381	$(236)	$(189)

Other changes in plan assets and benefit obligations recognized in Other comprehensive (income) loss	U.S. Plans			Non-U.S. Plans
	2022	2021	2020	2022	2021	2020
Actuarial (gains) losses	$307	$(14)	$(9)	$294	$(221)	$(73)
Prior service (credit) cost	—	—	—	—	(3)	2
Prior service credit recognized during year	43	43	42	(1)	(1)	—
Actuarial (gains) losses recognized during year	15	—	(30)	(537)	(9)	(18)
Foreign currency translation	—	—	—	204	(1)	19
Total recognized in Other comprehensive (income) loss	$365	$29	$3	$(40)	$(235)	$(70)
Total recognized in net periodic benefit (income) cost and Other comprehensive (income) loss	$(508)	$(791)	$(584)	$341	$(471)	$(259)

Net periodic benefit (income) cost	Other Postretirement Benefits
	Years Ended December 31,
	2022	2021	2020
Service cost	$—	$—	$—
Interest cost	5	5	8
Amortization of prior service (credit) cost	(42)	(74)	(66)
Recognition of actuarial (gains) losses	(4)	(2)	—
Net periodic benefit (income) cost	$(41)	$(71)	$(58)

Other changes in plan assets and benefit obligations recognized in Other comprehensive (income) loss	Years Ended December 31,
	2022	2021	2020
Actuarial (gains) losses	$(54)	$(8)	$(8)
Prior service (credit) cost	—	—	(65)
Prior service credit recognized during year	42	74	66
Actuarial (gains) losses recognized during year	4	2	—
Total recognized in other comprehensive (income) loss	$(8)	$68	$(7)
Total recognized in net periodic benefit (income) cost and Other comprehensive (income) loss	$(49)	$(3)	$(65)
101          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Major actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for the Company's significant benefit plans are presented in the following table as weighted averages:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2022	2021	2020	2022	2021	2020
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	5.17%	2.87%	2.50%	4.50%	1.79%	1.23%
Expected annual rate of compensation increase	3.25%	3.25%	3.25%	2.69%	2.56%	2.43%
Actuarial assumptions used to determine net periodic benefit (income) cost for years ended December 31:
Discount rate—benefit obligation	2.87%	2.50%	3.22%	1.77%	1.24%	1.81%
Discount rate—service cost	2.98%	2.68%	3.33%	1.48%	1.00%	1.48%
Discount rate—interest cost	2.26%	1.76%	2.76%	1.59%	1.00%	1.56%
Expected rate of return on plan assets	6.40%	6.15%	6.15%	3.61%	4.03%	4.66%
Expected annual rate of compensation increase	3.25%	3.25%	3.25%	2.56%	2.43%	2.47%

	Other Postretirement Benefits
	2022	2021	2020
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	5.32%	2.66%	2.20%
Actuarial assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate(1)	2.66%	2.20%	2.36%
(1)Discount rate was 3.03% for January 1, 2020, through September 30, 2020. The rate was changed to 2.36% for the remainder of 2020 due to a Plan remeasurement as of October 1, 2020.
The discount rate for the Company's U.S. pension and other postretirement benefits plans reflects the current rate at which the associated liabilities could be settled at the measurement date of December 31. To determine discount rates for the Company's U.S. pension and other postretirement benefit plans, the Company uses a modeling process that involves matching the expected cash outflows of the Company's benefit plans to a yield curve constructed from a portfolio of high-quality, fixed income debt instruments. The Company uses the single weighted average yield of this hypothetical portfolio as a discount rate benchmark. The Company utilizes a full yield curve approach in the estimation of the service and interest cost components of net periodic pension benefit (income) for the Company's significant pension plans. This approach applies the specific spot rates along the yield curve used in the determination of the pension benefit obligation to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. For the Company's U.S. pension plans, the single weighted average spot rates used to determine service and interest costs for 2023 are 5.26% and 5.07%, respectively. The discount rate used to determine the other postretirement benefit obligation is higher principally due to a shorter expected duration of other postretirement plan obligations as compared to pension plan obligations.
The Company plans to use an expected rate of return on U.S. plan assets of 6.75% for 2023, which represents an increase from the 6.40% assumption used for 2022. The Company's asset return assumption is based on historical plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations with a focus on long-term trends rather than short-term market conditions. The Company reviews the expected rate of return on an annual basis and revise it as appropriate.
For non-U.S. benefit plans, actuarial assumptions reflect economic and market factors relevant to each country.
102          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
PENSION BENEFITS
The following amounts relate to the Company's significant pension plans with accumulated benefit obligations exceeding the fair value of plan assets:

	December 31,
	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021
Projected benefit obligation	$255	$359	$682	$964
Accumulated benefit obligation	$253	$346	$664	$932
Fair value of plan assets	$—	$—	$230	$256
The accumulated benefit obligation for the Company's U.S. defined benefit pension plans was $13.3 billion and $17.3 billion and for the Company's non-U.S. defined benefit pension plans was $4.4 billion and $6.9 billion at December 31, 2022, and 2021, respectively.
The Company's asset investment strategy for its U.S. pension plans focuses on maintaining a diversified portfolio using various asset classes in order to achieve the Company's long-term investment objectives on a risk adjusted basis. The Company's long-term target allocations are as follows: 45%-65% fixed income securities and cash, 25%-40% equity securities, 5%-10% real estate investments, and 10%-20% other types of investments. Equity securities include publicly-traded stock of companies located inside the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, and U.S. Treasuries. Real estate investments include direct investments in commercial properties and investments in real estate funds. Other types of investments include investments in private equity that follow several different strategies. The Company reviews its assets on a regular basis to ensure that the Company is within the targeted asset allocation ranges and, if necessary, asset balances are adjusted back within target allocations.
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
In accordance with Accounting Standards Codification “Fair Value Measurement (Topic 820)”, certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the following tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension benefits plan assets.
103          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The fair values of both the Company's U.S. and non-U.S. pension plans assets by asset category are as follows:

	U.S. Plans
	December 31, 2022
	Total	Level 1	Level 2	Level 3
Equities:
Honeywell common stock	$3,336	$3,336	$—	$—
U.S. equities	6	6	—	—
Fixed income:
Short-term investments	855	855	—	—
Government securities	1,492	—	1,492	—
Corporate bonds	6,632	—	6,632	—
Mortgage/Asset-backed securities	1,119	—	1,119	—
Insurance contracts	8	—	8	—
Direct investments:
Direct private investments	1,284	—	—	1,284
Real estate properties	1,005	—	—	1,005
Total	$15,737	$4,197	$9,251	$2,289
Investments measured at NAV:
Private funds	1,258
Real estate funds	10
Commingled funds	—
Total assets at fair value	$17,005

	U.S. Plans
	December 31, 2021
	Total	Level 1	Level 2	Level 3
Equities:
Honeywell common stock	$3,251	$3,251	$—	$—
U.S. equities	—	—	—	—
Fixed income:
Short-term investments	1,767	1,767	—	—
Government securities	1,373	—	1,373	—
Corporate bonds	9,588	—	9,588	—
Mortgage/Asset-backed securities	1,072	—	1,072	—
Insurance contracts	8	—	8	—
Direct investments:
Direct private investments	1,336	—	—	1,336
Real estate properties	843	—	—	843
Total	$19,238	$5,018	$12,041	$2,179
Investments measured at NAV:
Private funds	1,244
Real estate funds	14
Commingled funds	64
Total assets at fair value	$20,560
104          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Non-U.S. Plans
	December 31, 2022
	Total	Level 1	Level 2	Level 3
Equities:
U.S. equities	$144	$2	$142	$—
Non-U.S. equities	374	—	374	—
Fixed income:
Short-term investments	341	341	—	—
Government securities	2,045	—	2,045	—
Corporate bonds	1,031	—	1,031	—
Mortgage/Asset-backed securities	31	—	31	—
Insurance contracts	115	—	115	—
Insurance buy-in contracts	950	—	—	950
Investments in private funds:
Private funds	90	—	54	36
Real estate funds	130	—	—	130
Total	$5,251	$343	$3,792	$1,116
Investments measured at NAV:
Private funds	10
Real estate funds	43
Total assets at fair value	$5,304

	Non-U.S. Plans
	December 31, 2021
	Total	Level 1	Level 2	Level 3
Equities:
U.S. equities	$229	$1	$228	$—
Non-U.S. equities	824	—	824	—
Fixed income:
Short-term investments	571	571	—	—
Government securities	3,893	—	3,893	—
Corporate bonds	1,681	—	1,681	—
Mortgage/Asset-backed securities	79	—	79	—
Insurance contracts	123	—	123	—
Insurance buy-in contracts	691	—	—	691
Investments in private funds:
Private funds	74	—	41	33
Real estate funds	163	—	—	163
Total	$8,328	$572	$6,869	$887
Investments measured at NAV:
Private funds	17
Real estate funds	51
Total assets at fair value	$8,396

105          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table summarizes changes in the fair value of level 3 assets for both U.S. and non-U.S. plans:

	U.S. Plans		Non-U.S. Plans
	Direct Private Investments	Real Estate Properties	Private Funds	Real Estate Funds	Insurance Buy-in Contracts
Balance at December 31, 2020	$1,220	$651	$29	$147	$767
Actual return on plan assets:
Relating to assets still held at year-end	11	96	4	23	(76)
Relating to assets sold during the year	174	—	—	4	—
Purchases	194	99	—	—	—
Sales and settlements	(263)	(3)	—	(11)	—
Balance at December 31, 2021	1,336	843	33	163	691
Actual return on plan assets:
Relating to assets still held at year-end	(66)	88	11	(33)	(477)
Relating to assets sold during the year	98	(24)	—	1	—
Purchases	75	148	—	—	736
Sales and settlements	(159)	(50)	(8)	(1)	—
Balance at December 31, 2022	$1,284	$1,005	$36	$130	$950
The Company enters into futures contracts to gain exposure to certain markets. Sufficient cash or cash equivalents are held by the Company's pension plans to cover the notional value of the futures contracts. At December 31, 2022, and 2021, the Company's U.S. plans had contracts with notional amounts of $2,567 million and $4,415 million, respectively. At December 31, 2022, and 2021, the Company's non-U.S. plans had contracts with notional amounts of $120 million and $311 million, respectively. In both the Company's U.S. and non-U.S. pension plans, the notional derivative exposure is related to outstanding equity and fixed income futures contracts.
Common stocks, preferred stocks, real estate investment trusts, and short-term investments are valued at the closing price reported in the active market in which the individual securities are traded. Corporate bonds, mortgage/asset-backed securities, and government securities are valued either by using pricing models, bids provided by brokers or dealers, quoted prices of securities with similar characteristics, or discounted cash flows, and as such, include adjustments for certain risks that may not be observable such as credit and liquidity risks. Certain securities are held in collective trust funds which are valued using net asset values provided by the administrators of the funds. Investments in private equity, debt, real estate and hedge funds, and direct private investments are valued at estimated fair value based on quarterly financial information received from the investment advisor and/or general partner. Investments in real estate properties are valued on a quarterly basis using the income approach. Valuation estimates are periodically supplemented by third party appraisals. The insurance buy-in contracts represent policies held by the Honeywell UK Pension Scheme, whereby the cost of providing pension benefits to plan participants is funded by the policies. The cash flows from the policies are intended to match the pension benefits. The fair value of these policies is based on an estimate of the policies' exit price.
The Company's funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2022, 2021, and 2020, the Company was not required to make contributions to the U.S. pension plans and no contributions were made. The Company is not required to make any contributions to the U.S. pension plans in 2023. In 2022, contributions of $10 million were made to the non-U.S. pension plans to satisfy regulatory funding requirements. In 2023, the Company expects to make contributions of cash and/or marketable securities of approximately $10 million to the non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both the U.S. and non-U.S. pension plans do not reflect benefits paid directly from Company assets.
Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2023	$1,139	$247
2024	1,121	249
2025	1,104	256
2026	1,087	264
2027	1,067	269
2028-2032	4,943	1,271
106          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
OTHER POSTRETIREMENT BENEFITS

	December 31,
	2022	2021
Assumed health care cost trend rate:
Health care cost trend rate assumed for next year	7.50%	6.50%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2031	2029
Benefit payments reflecting expected future service, as appropriate, are expected to be paid as follows:

	Without Impact of Medicare Subsidy	Net of Medicare Subsidy
2023	$24	$22
2024	13	13
2025	13	12
2026	12	12
2027	12	11
2028-2032	51	48
NOTE 21. OTHER (INCOME) EXPENSE

	Years Ended December 31,
	2022	2021	2020
Interest income	$(138)	$(102)	$(107)
Pension ongoing income—non-service	(602)	(1,202)	(901)
Other postretirement income—non-service	(41)	(71)	(57)
Equity income of affiliated companies	(61)	(67)	(66)
Loss (gain) on sale of non-strategic businesses and assets	(22)	(102)	3
Foreign exchange	48	25	(68)
Expense related to UOP Matters	45	160	—
Expense related to Russia-Ukraine conflict	45	—	—
Reimbursement receivables charge	—	—	509
Net expense related to the NARCO Buyout and HWI Sale	342	—	—
Other (net)	18	(19)	12
	$(366)	$(1,378)	$(675)
For more information on the UOP Matters, NARCO Buyout, and HWI Sale, see Note 19 Commitments and Contingencies. See Note 4 Repositioning and Other Charges for further discussion of the expense related to the Russia-Ukraine conflict. See Note 2 for further discussion on the gain on sale of non-strategic businesses and assets.
107          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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

	Years Ended December 31,
	2022	2021	2020
Net sales
Aerospace
Products	$6,330	$6,158	$7,194
Services	5,497	4,868	4,350
Total	11,827	11,026	11,544
Honeywell Building Technologies
Products	4,591	4,098	3,868
Services	1,409	1,441	1,321
Total	6,000	5,539	5,189
Performance Materials and Technologies
Products	8,593	8,008	7,548
Services	2,134	2,005	1,875
Total	10,727	10,013	9,423
Safety and Productivity Solutions
Products	6,446	7,379	6,127
Services	461	435	354
Total	6,907	7,814	6,481
Corporate and All Other
Services	5	—	—
Total	5	—	—
	$35,466	$34,392	$32,637
Depreciation and amortization
Aerospace	$285	$278	$241
Honeywell Building Technologies	92	67	55
Performance Materials and Technologies	478	454	440
Safety and Productivity Solutions	191	237	223
Corporate and All Other	158	102	44
	$1,204	$1,138	$1,003
Segment profit
Aerospace	$3,228	$3,051	$2,904
Honeywell Building Technologies	1,439	1,238	1,099
Performance Materials and Technologies	2,354	2,120	1,851
Safety and Productivity Solutions	1,080	1,029	907
Corporate and All Other	(412)	(226)	(96)
	$7,689	$7,212	$6,665
108          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Capital expenditures
Aerospace	$246	$284	$248
Honeywell Building Technologies	74	62	66
Performance Materials and Technologies	318	265	252
Safety and Productivity Solutions	50	190	288
Corporate and All Other	78	94	52
	$766	$895	$906
Total assets
Aerospace	$12,189	$11,490	$11,035
Honeywell Building Technologies	6,599	6,543	6,351
Performance Materials and Technologies	17,887	18,021	16,772
Safety and Productivity Solutions	10,892	11,242	10,640
Corporate and All Other	14,708	17,174	19,788
	$62,275	$64,470	$64,586
A reconciliation of segment profit to consolidated income before taxes are as follows:

	Years Ended December 31,
	2022	2021	2020
Segment profit	$7,689	$7,212	$6,665
Interest and other financial charges	(414)	(343)	(359)
Stock compensation expense(1)	(188)	(217)	(168)
Pension ongoing income (expense)(2)	993	1,083	785
Pension mark-to-market expense	(523)	(40)	(44)
Other postretirement income(2)	41	71	57
Repositioning and other charges(3)	(1,266)	(569)	(575)
Other(4)	47	38	(349)
Income before taxes	$6,379	$7,235	$6,012
(1)Amounts included in Selling, general and administrative expenses.
(2)Amounts included in Cost of products and services sold, Selling, general and administrative expenses (service cost component) and Other (income) expense (non-service cost component).
(3)Amounts included in Cost of products and services sold, Selling, general and administrative expenses, and Other (income) expense.
(4)Amounts include the other components of Other (income) expense not included within other categories in this reconciliation. Equity income of affiliated companies is included in segment profit.
109          Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 23. GEOGRAPHIC AREAS—FINANCIAL DATA

	Net Sales(1)			Long-lived Assets(2)
	Years Ended December 31,			Years Ended December 31,
	2022	2021	2020	2022	2021	2020
United States	$21,262	$20,662	$19,665	$3,949	$3,964	$3,823
Europe	6,840	6,800	6,356	537	566	628
Other international	7,364	6,930	6,616	985	1,032	1,119
	$35,466	$34,392	$32,637	$5,471	$5,562	$5,570
(1)Sales between geographic areas approximate market value and are not significant. Net sales are classified according to their country of origin. Included in United States Net sales are export sales of $4,187 million, $4,037 million, and $4,000 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(2)Long-lived assets are comprised of Property, plant and equipment - net.
NOTE 24. SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2022	2021	2020
Net payments for repositioning and other charges:
Severance and exit cost payments	$(275)	$(382)	$(564)
Environmental payments	(211)	(210)	(216)
Reimbursement receipts	140	140	176
Insurance receipts for asbestos-related liabilities	37	46	58
Insurance receivables settlements and write-offs	68	—	—
Asbestos-related liability payments	(271)	(286)	(287)
	$(512)	$(692)	$(833)
Interest paid, net of amounts capitalized	$375	$339	$329
Income taxes paid, net of refunds	1,324	1,202	1,173
Non-cash investing and financing activities:
Common stock contributed to savings plans	196	191	211
Marketable securities contributed to non-U.S. pension plans	—	81	93
Impact of Quantinuum contribution(1)	—	460	—
Noncontrolling interest non-cash contribution(1)	—	419	—
Loan in exchange for prepaid assets	—	25	—
Receipt of Garrett Series B Preferred Stock(2)	—	577	—
(1)See Note 2 Acquisitions and Divestitures for additional information for non-cash amounts recognized related to the combination of Honeywell Quantum Solutions and Cambridge Quantum Computing to form Quantinuum, a newly formed entity, Honeywell consolidates as the controlling majority-owner.
(2)See Notes 12 Fair Value Measurements and 19 Commitments and Contingencies for additional information for non-cash amounts recognized related to the receipt of 834.8 million shares of Garrett Series B Preferred Stock in exchange for the full and final satisfaction of the Garrett Indemnity, Tax Matters Agreement and pending litigation between the Company and Garrett. The non-cash amount reflects the fair value of the Garrett Series B Preferred Stock as of April 30, 2021, the date Garrett issued the Series B Preferred Stock to the Company.

110          Honeywell International Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareowners and the Board of Directors of Honeywell International Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Honeywell International Inc. and subsidiaries (the "Company" or “Honeywell”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, shareowners’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
111          Honeywell International Inc.

TABLE OF CONTENTS	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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

/S/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
February 10, 2023
We have served as the Company's auditor since 2014.
112          Honeywell International Inc.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
CONTROLS AND PROCEDURES
Honeywell management maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the quarter ended December 31, 2022.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2022. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Honeywell management is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Honeywell’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Management assessed the effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Based on this assessment, management determined that Honeywell maintained effective internal control over financial reporting as of December 31, 2022.
The effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in the section titled Financial Statements and Supplementary Data.
OTHER INFORMATION
Not applicable.
113          Honeywell International Inc.

DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information relating to the Directors of Honeywell, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2022, and such information is incorporated herein by reference. Certain information relating to the Executive Officers of Honeywell appears in this Form 10-K under the heading titled Information about Our Executive Officers.
The members of the Audit Committee of our Board of Directors are: D. Scott Davis (Chair), Kevin Burke, Robin L. Washington, and Robin Watson. The Board has determined that Mr. Davis and Ms. Washington are audit committee financial experts as defined by applicable SEC rules and that Mr. Davis, Mr. Burke, Ms. Washington, and Mr. Watson satisfy the financial sophistication criteria established by the Nasdaq. All members of the Audit Committee are independent as that term is defined in applicable SEC rules and Nasdaq listing standards.
Honeywell’s corporate governance policies and procedures, including the Code of Business Conduct, Corporate Governance Guidelines, and Charters of the Committees of the Board of Directors are available, free of charge, on our Investor Relations website (investor.honeywell.com) under the heading Governance (see Governance Overview), or by writing to Honeywell, 855 South Mint Street, Charlotte, North Carolina 28202, c/o Vice President and Corporate Secretary. Honeywell’s Code of Business Conduct applies to all Honeywell directors, officers (including the Chief Executive Officer, Chief Financial Officer, and Controller), and employees. Amendments to or waivers of the Code of Business Conduct granted to any of Honeywell’s directors or executive officers will be published on our website within four business days of such amendment or waiver.
EXECUTIVE COMPENSATION
Information relating to executive compensation, including the Management Development and Compensation Committee Report and disclosures regarding compensation committee interlocks and insider participation will be contained in the Proxy Statement, and such information is incorporated herein by reference.
114          Honeywell International Inc.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to security ownership of certain beneficial owners and management and related stockholder matters will be contained in the Proxy Statement, and such information is incorporated herein by reference.
EQUITY COMPENSATION PLANS
As of December 31, 2022, information about our equity compensation plans is as follows:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	16,777,241	(1)	$147.11	(2)	33,124,364	(3)
Equity compensation plans not approved by security holders	205,709	(4)	N/A	(5)	N/A	(6)
Total	16,982,950		$147.11		33,124,364
(1)Equity compensation plans approved by shareowners which are included in column (a) of the table are the 2016 Stock Incentive Plan and the 2011 Stock Incentive Plan (including 13,855,359 shares of Common Stock to be issued for options; 2,231,425 RSUs subject to continued employment; 175,723 RSUs at target level and subject to company performance metrics and continued employment; and 330,836 deferred RSUs); and the 2016 Stock Plan for Non-Employee Directors and the 2006 Stock Plan for Non-Employee Directors (including 177,789 shares of Common Stock to be issued for options; and 6,109 RSUs subject to continued services). RSUs included in column (a) of the table represent the full number of RSUs awarded and outstanding whereas the number of shares of Common Stock to be issued upon vesting will be lower than what is reflected on the table because the value of shares required to meet employee tax withholding requirements are not issued.

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
(3)The number of shares that may be issued under the 2016 Stock Incentive Plan as of December 31, 2022, is 30,635,612, which includes the following additional shares that may again be available for issuance: shares that are settled for cash, expire, are canceled, or under similar prior plans, are tendered as option exercise price or tax withholding obligations, are reacquired with cash option exercise price or with monies attributable to any tax deduction to Honeywell upon the exercise of an option, or are under any outstanding awards assumed under any equity compensation plan of an entity acquired by Honeywell. No securities are available for future issuance under the 2011 Stock Incentive Plan.
The number of shares that may be issued under the Honeywell Global Stock Plan as of December 31, 2022, is 1,691,500. This plan is an umbrella plan for three plans described below maintained solely for eligible employees of participating non-U.S. countries.
•The UK Sharebuilder Plan allows an eligible UK employee to invest taxable earnings in Common Stock. The Company matches those shares and dividends paid are used to purchase additional shares of Common Stock. For the year ended December 31, 2022, 21,769 shares were credited to participants’ accounts under the UK Sharebuilder Plan.
•The Honeywell Aerospace Ireland Share Participation Plan and the Honeywell Measurex (Ireland) Limited Group Employee Profit Sharing Plan allow eligible Irish employees to contribute a percentage of base pay and/or bonus that is invested in Common Stock. For the year ended December 31, 2022, 724 shares of Common Stock were credited to participants’ accounts under these plans.
The remaining 797,252 shares included in column (c) are shares remaining under the 2016 Stock Plan for Non-Employee Directors.
(4)Equity compensation plans not approved by shareowners included in the table refer to the Honeywell Excess Benefit Plan and Supplemental Savings Plan.
The Honeywell Excess Benefit Plan and Supplemental Savings Plan for certain highly compensated employees is an unfunded, non-tax qualified plan that provides benefits equal to the employee deferrals and Company matching allocations that would have been provided under Honeywell’s U.S. tax-qualified savings plan if the Internal Revenue Code limitations on compensation and contributions did not apply. The Company matching contribution is credited to participants’ accounts in the form of notional shares of Common Stock. The notional shares are distributed in the form of actual shares of Common Stock. The number of shares to be issued under this plan based on the value of the notional shares as of December 31, 2022, is 205,709.
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
115          Honeywell International Inc.

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
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Number in Form 10-K
(a)(3.)	Exhibits
	See the Exhibit Index of this Annual Report on Form 10-K	117
FORM 10-K SUMMARY
None.
116          Honeywell International Inc.

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

10.20*	Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2008)
10.21*	Amendment to Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2009)
117          Honeywell International Inc.

TABLE OF CONTENTS	EXHIBIT INDEX

Exhibit No.	Description
10.22*	Amendment to Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.9 to Honeywell’s Form 10-K for the year ended December 31, 2015)
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

118          Honeywell International Inc.

TABLE OF CONTENTS	EXHIBIT INDEX

Exhibit No.	Description
10.51*
2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Stock Unit Agreement, Form 1 (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended March 31, 2022)

10.52*
2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Stock Unit Agreement, Form 2 (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-Q for the quarter ended March 31, 2022)

10.53*
2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Honeywell’s Form 10-Q for the quarter ended March 31, 2022)

10.54*
2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates–Form of Performance Plan Grant Agreement (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-Q for the quarter ended March 31, 2022)

10.55*
2016 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit B of Honeywell’s Proxy Statement, dated March 10, 2016, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

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

10.61*	Form of Honeywell International Inc. Noncompete Agreement for Senior Executives (incorporated by reference to Exhibit 10.61 to Honeywell’s Form 10-K for the year ended December 31, 2021)
10.62*	Letter Agreement dated February 24, 2012 between Honeywell and Darius Adamczyk (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2016)
10.63*	Offer Letter dated March 31, 2016 from Honeywell to Darius Adamczyk (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed April 6, 2016)
10.64*	Employment Offer Letter dated March 1, 2017 between Honeywell International Inc. and Darius Adamczyk (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed March 6, 2017)
10.65*	Letter Agreement dated July 27, 2018 between Honeywell International Inc. and Greg Lewis (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed August 2, 2018)
10.66*	Letter Agreement dated October 2, 2017, between Honeywell and Anne Madden (incorporated by reference to Exhibit 10.70 to Honeywell’s Form 10-K for the year ended December 31, 2020)
10.67*	Letter Agreement dated September 13, 2019, between Honeywell and Michael Madsen (incorporated by reference to Exhibit 10.67 to Honeywell’s Form 10-K for the year ended December 31, 2021)
10.68*	Letter Agreement dated February 21, 2019, between Honeywell and Que Thanh Dallara (incorporated by reference to Exhibit 10.68 to Honeywell’s Form 10-K for the year ended December 31, 2021)
10.69*
Offer letter dated July 26, 2022 from Honeywell International Inc. to Vimal Kapur (incorporated by reference to Exhibit 10.1 to Honeywell's Form 10-Q for the quarter ended September 30, 2022, and Honeywell's Form 8-K filed July 28, 2022)

10.70*	Letter Agreement dated August 21, 2022 between Honeywell and Lucian Boldea (filed herewith)
10.71
364-Day Credit Agreement, dated as of March 24, 2022, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as syndication agents (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed on March 29, 2022)

10.72
Amended and Restated Five-Year Credit Agreement, dated as of March 24, 2022, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto, Bank of America, N.A., as administrative agent, Bank of America Europe Designated Activity Company, London Branch, as swing line agent, and JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association, as syndication agents (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 8-K filed March 29, 2022)

10.73
Indemnification and Reimbursement Agreement, dated October 14, 2018, by and among New HAPI Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to Honeywell’s Form 8-K filed October 15, 2018)

10.74
Second Amendment, dated July 28, 2020, to Indemnification and Reimbursement Agreement dated October 14, 2018 among Honeywell and Resideo Intermediate Holding Inc. (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2020)

10.75
First Amendment, dated April 21, 2020, to Indemnification and Reimbursement Agreement, dated October 14, 2018 among Honeywell and Resideo Intermediate Holding Inc. (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-Q for the quarter ended June 30, 2020)

10.76
Third Amendment, dated November 16, 2020, to Indemnification and Reimbursement Agreement dated October 14, 2018 among Honeywell and Resideo Intermediate Holding Inc. (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended March 31, 2021)

119          Honeywell International Inc.

TABLE OF CONTENTS	EXHIBIT INDEX

Exhibit No.	Description
10.77
Fourth Amendment, dated February 12, 2021, to Indemnification and Reimbursement Agreement dated October 14, 2018 among Honeywell and Resideo Intermediate Holding Inc. (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended March 31, 2021)

10.78
Amended and Restated Buyout Agreement, dated November 20, 2022, between Honeywell International Inc., the North American Refractories Asbestos Personal Injury Settlement Trust, the NARCO Trust Advisory Committee, and Lawrence Fitzpatrick, in his capacity as the NARCO Asbestos Future Claimants Representative (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed on November 21, 2022)

21	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Deloitte & Touche LLP (filed herewith)
24	Powers of Attorney (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
95	Mine Safety Disclosures (filed herewith)
101.INS	The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheet, (v) Consolidated Statements of Shareowners' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
101.SCH	iXBRL Taxonomy Extension Schema (filed herewith)
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	iXBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	iXBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (and contained in Exhibit 101)
The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.
120          Honeywell International Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: February 10, 2023	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

121          Honeywell International Inc.

TABLE OF CONTENTS	SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Name

/s/ Darius E. Adamczyk	*
Darius E. Adamczyk Chairman and Chief Executive Officer (Principal Executive Officer)	Deborah Flint Director

*	*
Duncan B. Angove Director	Rose Lee Director

*	*
William S. Ayer Director	Grace D. Lieblein Director

*	*
Kevin Burke Director	Robin L. Washington Director

*	*
D. Scott Davis Director	Robin Watson Director

/s/ Gregory P. Lewis	/s/ Robert D. Mailloux
Gregory P. Lewis Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Robert D. Mailloux Vice President and Controller (Principal Accounting Officer)

*By:	/s/ Gregory P. Lewis
Gregory P. Lewis Attorney-in-fact
February 10, 2023
122          Honeywell International Inc.

FORM 10-K CROSS-REFERENCE INDEX

Page(s)	PART I
2	ITEM 1	About Honeywell
47		Information about Our Executive Officers
29	ITEM 1A.	Risk Factors
48	ITEM 1B.	Unresolved Staff Comments
48	ITEM 2	Properties
48	ITEM 3	Legal Proceedings
48	ITEM 4	Mine Safety Disclosures

PART II.
49	ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
	ITEM 6	[Reserved]
16 - 28, 37 - 46	ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
37	ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risks
51	ITEM 8	Financial Statements and Supplementary Data
113	ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
113	ITEM 9A.	Controls and Procedures
113	ITEM 9B.	Other Information
114	ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Part III.
114	ITEM 10	Directors, Executive Officers, and Corporate Governance
114	ITEM 11	Executive Compensation
115	ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
116	ITEM 13	Certain Relationships and Related Transactions, and Director Independence
116	ITEM 14	Principal Accounting Fees and Services

Part IV.
116	ITEM 15	Exhibits and Financial Statement Schedules
116	ITEM 16	Form 10-K Summary
121		Signatures
123          Honeywell International Inc.