Form 10-Q
period 2023-03-31
HONEYWELL INTERNATIONAL INC
filed 2023-04-27
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _____
Commission file number 1-8974
Honeywell International Inc.
(Exact name of registrant as specified in its charter)

Delaware		22-2640650
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

855 South Mint Street		28202
Charlotte,	North Carolina
(Address of principal executive offices)		(Zip Code)

(704)	627-6200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1 per share	HON	The Nasdaq Stock Market LLC
0.000% Senior Notes due 2024	HON 24A	The Nasdaq Stock Market LLC
2.250% Senior Notes due 2028	HON 28A	The Nasdaq Stock Market LLC
0.750% Senior Notes due 2032	HON 32	The Nasdaq Stock Market LLC
4.125% Senior Notes due 2034	HON 34	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 665,676,749 shares of Common Stock outstanding at March 31, 2023.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
We describe many of the trends and other factors that drive our business and future results in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other parts of this report (including Part II, Item 1A Risk Factors). Such discussions contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are those that address activities, events, or developments that management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ significantly from those envisaged by our forward-looking statements. We do not undertake to update or revise any of our forward-looking statements, except as required by applicable securities law. Our forward-looking statements are also subject to material risks and uncertainties that can affect our performance in both the near- and long-term. In addition, no assurance can be given that any plan, initiative, projection, goal, commitment, expectation, or prospect set forth in this Form 10-Q can or will be achieved. These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission (SEC), including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in this report and our 2022 Annual Report on Form 10-K. Any forward-looking plans described herein are not final and may be modified or abandoned at any time.

1    Honeywell International Inc.

ABOUT HONEYWELL
Honeywell International Inc. (Honeywell, we, us, our, or the Company) invents and commercializes technologies that address some of the world’s most critical challenges around energy, safety, security, air travel, productivity, and global urbanization. We are a leading software-industrial company committed to introducing state of the art technology solutions to improve efficiency, productivity, sustainability, and safety in high growth businesses in broad-based, attractive industrial end markets. As a diversified technology and manufacturing company, we are uniquely positioned to blend physical products with software to serve customers worldwide with aerospace products and services, energy efficient products and solutions for businesses, specialty chemicals, electronic and advanced materials, process technology for refining and petrochemicals, and productivity, sensing, safety, and security technologies for buildings and industries. Our products and solutions enable a safer, more comfortable, and more productive world, enhancing the quality of life of people around the globe. The Honeywell brand dates back to 1906, and the Company was incorporated in Delaware in 1985.
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
2    Honeywell International Inc.

PART I. FINANCIAL INFORMATION
The financial statements and related notes as of March 31, 2023, should be read in conjunction with the financial statements for the year ended December 31, 2022, contained in the Company's 2022 Annual Report on Form 10-K.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions, except per share amounts)
Product sales	$6,310	$6,132
Service sales	2,554	2,244
Net sales	8,864	8,376
Costs, expenses and other
Cost of products sold	4,068	4,059
Cost of services sold	1,430	1,265
Total Cost of products and services sold	5,498	5,324
Research and development expenses	357	350
Selling, general and administrative expenses	1,317	1,431
Other (income) expense	(260)	(319)
Interest and other financial charges	170	85
Total costs, expenses and other	7,082	6,871
Income before taxes	1,782	1,505
Tax expense	374	371
Net income	1,408	1,134
Less: Net income attributable to noncontrolling interest	14	—
Net income attributable to Honeywell	$1,394	$1,134
Earnings per share of common stock—basic	$2.09	$1.66
Earnings per share of common stock—assuming dilution	$2.07	$1.64

The Notes to Consolidated Financial Statements are an integral part of this statement.

3    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Net income	$1,408	$1,134
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(58)	126
Pension and other postretirement benefit adjustments	(12)	(17)
Changes in fair value of available for sale investments	(6)	(6)
Cash flow hedges recognized in other comprehensive income (loss)	16	8
Less: Reclassification adjustment for gains included in net income	2	3
Changes in fair value of cash flow hedges	14	5
Other comprehensive income (loss), net of tax	(62)	108
Comprehensive income	1,346	1,242
Less: Comprehensive income attributable to the noncontrolling interest	15	—
Comprehensive income attributable to Honeywell	$1,331	$1,242

The Notes to Consolidated Financial Statements are an integral part of this statement.

4    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2023	December 31, 2022
	(Dollars in millions)
ASSETS
Current assets
Cash and cash equivalents	$6,869	$9,627
Short-term investments	371	483
Accounts receivable, less allowances of $336 and $326, respectively	7,862	7,440
Inventories	5,776	5,538
Other current assets	1,632	1,894
Total current assets	22,510	24,982
Investments and long-term receivables	905	945
Property, plant and equipment—net	5,472	5,471
Goodwill	17,587	17,497
Other intangible assets—net	3,168	3,222
Insurance recoveries for asbestos-related liabilities	239	224
Deferred income taxes	383	421
Other assets	9,619	9,513
Total assets	$59,883	$62,275
LIABILITIES
Current liabilities
Accounts payable	$6,443	$6,329
Commercial paper and other short-term borrowings	3,555	2,717
Current maturities of long-term debt	937	1,730
Accrued liabilities	6,961	9,162
Total current liabilities	17,896	19,938
Long-term debt	14,670	15,123
Deferred income taxes	2,303	2,093
Postretirement benefit obligations other than pensions	137	146
Asbestos-related liabilities	1,154	1,180
Other liabilities	6,201	6,469
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital—common stock issued	958	958
—additional paid-in capital	8,774	8,564
Common stock held in treasury, at cost	(35,072)	(34,443)
Accumulated other comprehensive loss	(3,538)	(3,475)
Retained earnings	45,797	45,093
Total Honeywell shareowners’ equity	16,919	16,697
Noncontrolling interest	596	622
Total shareowners’ equity	17,515	17,319
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$59,883	$62,275

The Notes to Consolidated Financial Statements are an integral part of this statement.

5    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Cash flows from operating activities
Net income	$1,408	$1,134
Less: Net income attributable to noncontrolling interest	14	—
Net income attributable to Honeywell	1,394	1,134
Adjustments to reconcile net income attributable to Honeywell to net cash provided by (used for) operating activities
Depreciation	161	167
Amortization	122	163
Repositioning and other charges	141	387
Net payments for repositioning and other charges	(41)	(108)
NARCO Buyout payment	(1,325)	—
Pension and other postretirement income	(136)	(261)
Pension and other postretirement benefit payments	(15)	(14)
Stock compensation expense	59	60
Deferred income taxes	225	21
Other	(350)	(67)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures
Accounts receivable	(422)	(285)
Inventories	(238)	(331)
Other current assets	110	(29)
Accounts payable	114	(199)
Accrued liabilities	(583)	(602)
Net cash provided by (used for) operating activities	(784)	36
Cash flows from investing activities
Capital expenditures	(193)	(183)
Proceeds from disposals of property, plant and equipment	11	10
Increase in investments	(226)	(223)
Decrease in investments	386	304
Receipts from Garrett Motion Inc.	—	197
Receipts (payments) from settlements of derivative contracts	(7)	61
Cash paid for acquisitions, net of cash acquired	—	(176)
Net cash used for investing activities	(29)	(10)
Cash flows from financing activities
Proceeds from issuance of commercial paper and other short-term borrowings	4,105	1,228
Payments of commercial paper and other short-term borrowings	(3,294)	(1,228)
Proceeds from issuance of common stock	37	23
Proceeds from issuance of long-term debt	—	1
Payments of long-term debt	(1,363)	(40)
Repurchases of common stock	(699)	(1,018)
Cash dividends paid	(725)	(668)
Other	(34)	(17)
Net cash used for financing activities	(1,973)	(1,719)
Effect of foreign exchange rate changes on cash and cash equivalents	28	15
Net decrease in cash and cash equivalents	(2,758)	(1,678)
Cash and cash equivalents at beginning of period	9,627	10,959
Cash and cash equivalents at end of period	$6,869	$9,281

The Notes to Consolidated Financial Statements are an integral part of this statement.

6    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(Unaudited)

	Three Months Ended March 31,
	2023		2022
	Shares	$	Shares	$
	(In millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		8,564		8,141
Issued for employee savings and option plans		151		116
Stock-based compensation expense		59		69
Ending balance		8,774		8,326
Treasury stock
Beginning balance	(290.0)	(34,443)	(272.8)	(30,462)
Reacquired stock or repurchases of common stock	(3.5)	(699)	(5.5)	(1,018)
Issued for employee savings and option plans	1.6	70	1.4	60
Ending balance	(291.9)	(35,072)	(276.9)	(31,420)
Retained earnings
Beginning balance		45,093		42,827
Net income attributable to Honeywell		1,394		1,134
Dividends on common stock		(690)		(673)
Ending balance		45,797		43,288
Accumulated other comprehensive income (loss)
Beginning balance		(3,475)		(2,895)
Foreign exchange translation adjustment		(59)		126
Pension and other postretirement benefit adjustments		(12)		(17)
Changes in fair value of available for sale investments		(6)		(6)
Changes in fair value of cash flow hedges		14		5
Ending balance		(3,538)		(2,787)
Noncontrolling interest
Beginning balance		622		673
Net income attributable to noncontrolling interest		14		—
Foreign exchange translation adjustment		1		—
Dividends paid		(41)		(1)
Contributions from noncontrolling interest holders		—		14
Ending balance		596		686
Total shareowners' equity	665.7	17,515	680.7	19,051
Cash dividends per share of common stock		$1.030		$0.980

The Notes to Consolidated Financial Statements are an integral part of this statement.

7    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary to present fairly the financial position, results of operations, cash flows, and shareowners' equity of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the periods presented. The interim results of operations and cash flows should not necessarily be taken as indicative of the entire year.
Honeywell reports its quarterly financial information using a calendar convention; the first, second, and third quarters are consistently reported as ending on March 31, June 30, and September 30, respectively. It is Honeywell's practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires Honeywell's businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on the Company's business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, Honeywell will provide appropriate disclosures. Honeywell's actual closing dates for the three months ended March 31, 2023, and 2022, were April 1, 2023, and April 2, 2022, respectively.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies of the Company are set forth in Note 1 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in the Company’s 2022 Annual Report on Form 10-K. The Company includes herein certain updates to those policies.
RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year presentation.
Historically, the Company included Company-sponsored costs and costs that relate to contracts with customers for research and development projects as a component of Cost of products and services sold on the Consolidated Statement of Operations. Effective January 1, 2023, the Company began classifying Company-sponsored costs for research and development projects as a separate financial statement line item, titled Research and development expenses, on the Consolidated Statement of Operations and recast prior period results for this reclassification. This reclassification had no impact on the Company's net income, earnings per share, cash flows, segment reporting, or financial position. The Company revised historical periods to reflect this change in presentation.
SUPPLY CHAIN FINANCING
The Company maintains agreements with third-party financial institutions that offer voluntary supply chain financing (SCF) programs to suppliers. The SCF programs enable suppliers, at their sole discretion, to sell their receivables to third-party financial institutions in order to receive payment on receivables earlier than the negotiated commercial terms between suppliers and the Company. Supplier sale of receivables to third-party financial institutions is on terms negotiated between the supplier and the respective third-party financial institution. The Company agrees on commercial terms for the goods and services procured from suppliers, including prices, quantities, and payment terms, which normally range between 60 and 120 days, regardless of whether the supplier elects to participate in the SCF programs. A suppliers’ voluntary participation in the SCF programs has no bearing on the Company's payment terms and the Company has no economic interest in a supplier’s decision to participate in the SCF programs. The Company agrees to pay participating third-party financial institutions the stated amount of confirmed invoices from suppliers on the original maturity dates of the invoices.
Amounts outstanding related to SCF programs are included in Accounts payable in the Consolidated Balance Sheet. Accounts payable included approximately $1,004 million and $992 million as of March 31, 2023, and December 31, 2022, respectively. The impact of these programs is not material to the Company's overall liquidity.
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
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Topic 405): Disclosure of Supplier Finance Program Obligations, to enhance the transparency of supplier finance programs. The new standard requires annual disclosure of the key terms of the program, a description of where in the financial statements amounts outstanding under the program are presented, a rollforward of such amounts, and interim disclosure of amounts outstanding as of the end of each period. The guidance does not affect recognition, measurement, or financial statement presentation of supplier finance programs. The ASU is effective on January 1, 2023, except for the rollforward, which is effective on January 1, 2024. The Company adopted this guidance on January 1, 2023, with the exception of the rollforward that will be effective beginning January 1, 2024. The adoption of this standard does not have a material impact on the Company’s Consolidated Financial Statements.
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
NOTE 3. ACQUISITIONS AND DIVESTITURES
ACQUISITIONS
On April 22, 2023, the Company entered into a purchase agreement to acquire Compressor Controls Corporation, a turbomachinery services and controls company based in the United States, for estimated aggregate closing consideration of $670 million in cash. The business will be included in the Performance Materials and Technologies reportable business segment. The acquisition is subject to customary regulatory approvals and is expected to close in the second half of 2023.
On January 18, 2022, the Company acquired 100% of the issued and outstanding shares of US Digital Designs, Inc., a leading provider of technologies for first responders, for total consideration of $186 million. The business is included within the Honeywell Building Technologies reportable business segment. The Company finalized the evaluation for the fair value of all the assets and liabilities acquired with US Digital Designs, Inc. during the first quarter of 2023. Management recorded intangible assets of $53 million and allocated $129 million to goodwill, which is deductible for tax purposes.
DIVESTITURES
As of March 31, 2023, the Company had no material adjustments for divestitures completed during 2022.
9    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 4. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
The Company has a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following disaggregated revenue table and related discussions by reportable business segment for details:

	Three Months Ended March 31,
	2023	2022
Aerospace
Commercial Aviation Original Equipment	$541	$478
Commercial Aviation Aftermarket	1,423	1,168
Defense and Space	1,147	1,103
Net Aerospace sales	3,111	2,749
Honeywell Building Technologies
Products	908	879
Building Solutions	579	550
Net Honeywell Building Technologies sales	1,487	1,429
Performance Materials and Technologies
UOP	565	480
Process Solutions	1,288	1,152
Advanced Materials	896	821
Net Performance Materials and Technologies sales	2,749	2,453
Safety and Productivity Solutions
Sensing and Safety Technologies	704	753
Productivity Solutions and Services	347	399
Warehouse and Workflow Solutions	464	592
Net Safety and Productivity Solutions sales	1,515	1,744
Corporate and All Other	2	1
Net sales	$8,864	$8,376
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
For a summary by disaggregated product and services sales for each reportable business segment, refer to Note 17 Segment Financial Data.
The Company recognizes revenue arising from performance obligations outlined in contracts with its customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based off timing of recognition is as follows:

	Three Months Ended March 31,
	2023	2022
Products, transferred point in time	58%	59%
Products, transferred over time	13	14
Net product sales	71	73
Services, transferred point in time	9	8
Services, transferred over time	20	19
Net service sales	29	27
Net sales	100%	100%
11    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
CONTRACT BALANCES
The Company records progress on satisfying performance obligations under contracts with customers and the related billings and cash collections are recorded in the Consolidated Balance Sheet in Accounts receivable—net and Other assets (unbilled receivables (contract assets) and billed receivables) and Accrued liabilities and Other liabilities (customer advances and deposits (contract liabilities)). Unbilled receivables (contract assets) arise when the timing of cash collected from customers differs from the timing of revenue recognition, such as when contract provisions require specific milestones to be met before a customer can be billed. Contract assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. Contract liabilities are recorded when customers remit contractual cash payments in advance of the Company satisfying performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period of time. Contract liabilities are derecognized when revenue is recorded, either when a milestone is met triggering the contractual right to bill or when the performance obligation is satisfied.
Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.
The following table summarizes the Company's contract assets and liabilities balances:

	2023	2022
Contract assets—January 1	$2,294	$2,060
Contract assets—March 31	2,453	2,170
Change in contract assets - increase	$159	$110
Contract liabilities—January 1	$(4,583)	$(4,290)
Contract liabilities—March 31	(4,291)	(4,323)
Change in contract liabilities - decrease (increase)	$292	$(33)
Net change	$451	$77
For the three months ended March 31, 2023, and 2022, the Company recognized revenue of $953 million and $927 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets included $2,426 million and $2,265 million of unbilled balances under long-term contracts as of March 31, 2023, and December 31, 2022, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.
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
PERFORMANCE OBLIGATIONS
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When the Company's contracts with customers require highly complex integration or manufacturing services that are not separately identifiable from other promises in the contracts and, therefore, not distinct, then the entire contract is accounted for as a single performance obligation. In situations when the Company's contracts includes distinct goods or services that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct goods or services. For any contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the estimated relative stand-alone selling price of each distinct good or service in the contract. For product sales, each product sold to a customer typically represents a distinct performance obligation. In such cases, the observable stand-alone sales are used to determine the stand-alone selling price.
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
12    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table outlines the Company's remaining performance obligations disaggregated by reportable business segment:

March 31, 2023
Aerospace	$12,592
Honeywell Building Technologies	6,836
Performance Materials and Technologies	8,381
Safety and Productivity Solutions	2,447
Corporate and All Other(1)	4
Total performance obligations	$30,260
(1) The remaining performance obligations within Corporate and All Other relate to the Quantinuum business.
Performance obligations recognized as of March 31, 2023, will be satisfied over the course of future periods. The Company's disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 61% and 39%, respectively.
The timing of satisfaction of the Company's performance obligations does not significantly vary from the typical timing of payment. Typical payment terms of the Company's fixed price over time contracts include progress payments based on specified events or milestones or based on project progress. For some contracts the Company may be entitled to receive an advance payment.
The Company applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which the Company recognizes revenue in proportion to the amount the Company has the right to invoice for services performed.
NOTE 5. REPOSITIONING AND OTHER CHARGES
A summary of net repositioning and other charges follows:

	Three Months Ended March 31,
	2023	2022
Severance	$67	$7
Asset impairments	12	123
Exit costs	24	17
Reserve adjustments	(5)	(15)
Total net repositioning charge	98	132
Asbestos-related charges, net of insurance and reimbursements	21	46
Probable and reasonably estimable environmental liabilities, net of reimbursements	22	14
Other charges	—	195
Total net repositioning and other charges	$141	$387
The following table summarizes the pre-tax distribution of total net repositioning and other charges by classification in the Consolidated Statement of Operations:

	Three Months Ended March 31,
	2023	2022
Cost of products and services sold	$80	$199
Selling, general and administrative expenses	65	188
Other (income) expense	(4)	—
Total net repositioning and other charges	$141	$387
13    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the pre-tax amount of total net repositioning and other charges by reportable business segment. These amounts are excluded from segment profit as described in Note 17 Segment Financial Data:

	Three Months Ended March 31,
	2023	2022
Aerospace	$3	$21
Honeywell Building Technologies	27	14
Performance Materials and Technologies	19	159
Safety and Productivity Solutions	40	127
Corporate and All Other	52	66
Total net repositioning and other charges	$141	$387
In the three months ended March 31, 2023, the Company recognized repositioning charges totaling $103 million, including severance costs of $67 million related to workforce reductions of 1,797 manufacturing and administrative positions mainly in the Company's Honeywell Building Technologies, Safety and Productivity Solutions, and Performance Materials and Technologies reportable business segments. The workforce reductions were related to our productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $12 million related to the write-down of certain assets within our Safety and Productivity Solutions reportable business segment. The repositioning charges also included exit costs of $24 million related to current period costs incurred for closure obligations associated with site transitions across all of the Company's reportable business segments.
In the three months ended March 31, 2022, the Company recognized repositioning charges totaling $147 million, primarily related to closing and relocating the production of certain respiratory manufacturing from a US.-based facility to a non-U.S. facility. The repositioning charges included asset impairments of $123 million primarily related to the write-down of certain manufacturing equipment, and exit costs of $17 million primarily for current period costs incurred for previously approved repositioning projects, closure obligations associated with site transitions, and lease obligations for equipment. These charges also included severance costs of $7 million related to workforce reductions of 1,196 manufacturing and administrative positions across all of the Company's reportable business segments.
The following table summarizes the status of the Company's total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2022	$235	$—	$74	$309
Charges	67	12	24	103
Usage—cash	(54)	—	(19)	(73)
Usage—noncash	—	(12)	—	(12)
Foreign currency translation	3	—	16	19
Adjustments	(1)	—	(4)	(5)
Balance at March 31, 2023	$250	$—	$91	$341
Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the three months ended March 31, 2023, and 2022, were $10 million and $11 million, respectively.
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
Given the uncertainty inherent in the Company's remaining obligations related to contracts with Russian counterparties, the Company does not believe it is possible to develop estimates of reasonably possible loss in excess of current accruals for these matters (other than as specifically set forth above). Based on available information to date, the Company’s estimate of potential future losses or other contingencies related to the wind down of our activities, including any guarantee payments or any litigation costs or as otherwise related to the Company's wind down in Russia, could adversely affect the Company's consolidated results of operations in the periods recognized but would not be material with respect to the Company's consolidated financial position. See Note 14 Commitments and Contingencies for a discussion of the recognition and measurement of estimate for contingencies.
14    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 6. INCOME TAXES
The effective tax rate was equal to the U.S. federal statutory rate of 21% and decreased during 2023 compared to 2022 primarily due to increased benefits from taxes on non-U.S. earnings, tax reserves, and the absence of restructuring related expenses, partially offset by tax expense from accrued withholding tax related to unremitted foreign earnings and decreased benefits from employee share-based compensation.
NOTE 7. INVENTORIES

	March 31, 2023	December 31, 2022
Raw materials	$1,496	$1,407
Work in process	1,161	1,049
Finished products	3,119	3,082
Total Inventories	$5,776	$5,538
15    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 8. LONG-TERM DEBT AND CREDIT AGREEMENTS

	March 31, 2023	December 31, 2022
1.30% Euro notes due 2023	$—	$1,334
3.35% notes due 2023	300	300
0.00% Euro notes due 2024	543	534
2.30% notes due 2024	750	750
4.85% notes due 2024	400	400
1.35% notes due 2025	1,250	1,250
2.50% notes due 2026	1,500	1,500
1.10% notes due 2027	1,000	1,000
4.95% notes due 2028	500	500
2.25% Euro notes due 2028	814	800
2.70% notes due 2029	750	750
1.95% notes due 2030	1,000	1,000
1.75% notes due 2031	1,500	1,500
0.75% Euro notes due 2032	543	534
5.00% notes due 2033	1,100	1,100
4.125% Euro notes due 2034	1,085	1,067
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
2.80% notes due 2050	750	750
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases), 8.6% weighted average interest rate maturing at various dates through 2029	232	265
Fair value of hedging instruments	(220)	(287)
Debt issuance costs	(229)	(233)
Total Long-term debt and current related maturities	15,607	16,853
Less: Current maturities of long-term debt	937	1,730
Total Long-term debt	$14,670	$15,123
On February 22, 2023, the Company repaid its 1.30% Euro notes due 2023.
On March 20, 2023, the Company entered into a $1.5 billion 364-day credit agreement (the 364-Day Credit Agreement) and a $4.0 billion amended and restated five-year credit agreement (the 5-Year Credit Agreement). The 364-Day Credit Agreement replaced the $1.5 billion 364-day credit agreement dated as of March 24, 2022, which was terminated in accordance with its terms effective March 20, 2023. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 18, 2024, unless (i) Honeywell elects to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 18, 2025, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 5-Year Credit Agreement amended and restated the previously reported $4.0 billion amended and restated five-year credit agreement dated as of March 24, 2022. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 364-Day Credit Agreement and 5-Year Credit Agreement are maintained for general corporate purposes.
As of March 31, 2023, there were no outstanding borrowings under the 364-Day Credit Agreement or the 5-Year Credit Agreement.
16    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 9. LEASES
The Company's operating and finance lease portfolio is described in Note 10 Leases of Notes to Consolidated Financial Statements in the Company's 2022 Annual Report on Form 10-K.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2023	2022
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$20	$47
Finance leases	31	17
Supplemental balance sheet information related to leases was as follows:

	March 31, 2023	December 31, 2022
Operating leases
Other assets	$858	$881
Accrued liabilities	193	192
Other liabilities	756	775
Total operating lease liabilities	949	967
Financing leases
Property, plant and equipment	388	383
Accumulated depreciation	(170)	(161)
Property, plant and equipment—net	218	222
Current maturities of long-term debt	80	77
Long-term debt	135	145
Total financing lease liabilities	$215	$222
17    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 10. DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
Honeywell's foreign currency, interest rate, credit, and commodity price risk management policies are described in Note 11 Derivative Instruments and Hedging Transactions of Notes to Consolidated Financial Statements in the Company's 2022 Annual Report on Form 10-K.
The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheet as of March 31, 2023, and December 31, 2022:

	Notional		Fair Value Asset		Fair Value (Liability)
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivatives in fair value hedging relationships
Interest rate swap agreements	$5,007	$4,984	$31	$16	$(251)	$(303)
Derivatives in cash flow hedging relationships
Foreign currency exchange contracts	683	866	36	19	(3)	(5)
Commodity contracts	7	9	—	—	—	(1)
Derivatives in net investment hedging relationships
Cross currency swap agreements	4,189	3,189	44	90	(12)	—
Total derivatives designated as hedging instruments	9,886	9,048	111	125	(266)	(309)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	8,454	9,679	2	74	(5)	(3)
Total derivatives at fair value	$18,340	$18,727	$113	$199	$(271)	$(312)
All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Accrued liabilities or Other liabilities.
In addition to the foreign currency derivative contracts designated as net investment hedges, certain of the Company's foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $4,816 million and $3,836 million as of March 31, 2023, and December 31, 2022, respectively.
The following table sets forth the amounts recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Long-term debt	$4,787	$4,696	$(220)	$(287)
18    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following tables summarize the location and impact to the Consolidated Statement of Operations related to derivative instruments:

	Three Months Ended March 31, 2023
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$8,864	$4,068	$1,430	$1,317	$(260)	$170
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income into income	1	3	1	1	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	(67)
Derivatives designated as hedges	—	—	—	—	—	67
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	(80)	—

	Three Months Ended March 31, 2022
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$8,376	$4,059	$1,265	$1,431	$(319)	$85
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income into income	1	1	—	1	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	137
Derivatives designated as hedges	—	—	—	—	—	(137)
Gain or (loss) on net investment hedges
Foreign currency exchange contracts
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—	4
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	66	—
The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

	Three Months Ended March 31,
	2023	2022
Euro-denominated long-term debt	$(49)	$83
Euro-denominated commercial paper	(28)	17
Cross currency swap agreements	(57)	17
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$38	$—	$38	$—	$93	$—	$93
Available for sale investments	64	428	—	492	87	559	—	646
Interest rate swap agreements	—	31	—	31	—	16	—	16
Cross currency swap agreements	—	44	—	44	—	90	—	90
Investments in equity securities	22	32	—	54	22	32	—	54
Right to HWI Net Sale Proceeds	—	—	39	39	—	—	295	295
Total assets	$86	$573	$39	$698	$109	$790	$295	$1,194
Liabilities
Foreign currency exchange contracts	$—	$8	$—	$8	$—	$8	$—	$8
Interest rate swap agreements	—	251	—	251	—	303	—	303
Commodity contracts	—	—	—	—	—	1	—	1
Cross currency swap agreements	—	12	—	12	—	—	—	—
Total liabilities	$—	$271	$—	$271	$—	$312	$—	$312
The foreign currency exchange contracts, interest rate swap agreements, cross currency swap agreements, and commodity contracts are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 2. The Company also holds investments in commercial paper, certificates of deposits, time deposits, and corporate debt securities that are designated as available for sale, as well as investments in equity securities. These investments are valued using published prices based on observable market data. As such, these investments are classified within level 2.
The Company holds certain available for sale investments in U.S. government securities and investments in equity securities. These investments are valued utilizing published prices based on quoted market pricing, which are classified within level 1.
The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper, and other short-term borrowings approximates fair value.
As part of the NARCO Buyout (see Note 14 Commitments and Contingencies for definition), Honeywell holds a right to proceeds from the definitive sale agreement pursuant to which HarbisonWalker International Holdings, Inc. (HWI), the reorganized and renamed entity that emerged from the NARCO Bankruptcy, was acquired by an affiliate of Platinum Equity, LLC (HWI Sale). The right to these proceeds is considered a financial instrument. The significant input for the valuation of this right is unobservable, and as such, is classified within level 3.
The HWI Sale closed on February 16, 2023. In connection with the HWI Sale, Honeywell received initial cash proceeds of $256 million (HWI Net Sale Proceeds). The fair value of the remaining HWI Net Sale Proceeds as of March 31, 2023, represents contingent consideration to be paid in future periods if certain conditions under the definitive sale agreement for the HWI Sale are met.
20    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table sets forth a reconciliation of beginning and ending balances of assets and liabilities that were accounted for at fair value using level 3 measurements:

March 31, 2023
Balance at beginning of period	$295
Receipt of HWI Net Sale Proceeds	(256)
Balance at end of period	$39
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$221	$177	$229	$183
Liabilities
Long-term debt and related current maturities	$15,607	$14,706	$16,853	$15,856
The Company determined the fair value of the long-term receivables by utilizing transactions in the listed markets for identical or similar assets. As such, the fair value of these receivables is considered level 2.

NOTE 12. EARNINGS PER SHARE
The details of the earnings per share calculations for the three months ended March 31, 2023, and 2022, are as follows (shares in millions):

	Three Months Ended March 31,
Basic	2023	2022
Net income attributable to Honeywell	$1,394	$1,134
Weighted average shares outstanding	667.8	684.7
Earnings per share of common stock—basic	$2.09	$1.66

	Three Months Ended March 31,
Assuming Dilution	2023	2022
Net income attributable to Honeywell	$1,394	$1,134
Average shares
Weighted average shares outstanding	667.8	684.7
Dilutive securities issuable—stock plans	5.2	6.6
Total weighted average diluted shares outstanding	673.0	691.3
Earnings per share of common stock—assuming dilution	$2.07	$1.64
The diluted earnings per share calculations exclude the effect of stock options when the cost to exercise an option exceeds the average market price of the common shares during the period. For the three months ended March 31, 2023, and 2022, the weighted average number of stock options excluded from the computations were 4 million and 3 million, respectively.
As of March 31, 2023, and 2022, the total shares outstanding were 665.7 million and 680.7 million, respectively, and as of March 31, 2023, and 2022, total shares issued were 957.6 million.
21    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2022	$(2,832)	$(648)	$(7)	$12	$(3,475)
Other comprehensive income (loss) before reclassifications	(59)	—	(6)	16	(49)
Amounts reclassified from accumulated other comprehensive income	—	(12)	—	(2)	(14)
Net current period other comprehensive income (loss)	(59)	(12)	(6)	14	(63)
Balance at March 31, 2023	$(2,891)	$(660)	$(13)	$26	$(3,538)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2021	$(2,478)	$(415)	$1	$(3)	$(2,895)
Other comprehensive income (loss) before reclassifications	129	—	(6)	8	131
Amounts reclassified from accumulated other comprehensive income	(3)	(17)	—	(3)	(23)
Net current period other comprehensive income (loss)	126	(17)	(6)	5	108
Balance at March 31, 2022	$(2,352)	$(432)	$(5)	$2	$(2,787)
NOTE 14. COMMITMENTS AND CONTINGENCIES
ENVIRONMENTAL MATTERS
Honeywell's environmental matters are described in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements in the Company's 2022 Annual Report on Form 10-K.
The following table summarizes information concerning the Company's recorded liabilities for environmental costs:

Balance at December 31, 2022	$615
Accruals for environmental matters deemed probable and reasonably estimable	82
Environmental liability payments	(24)
Balance at March 31, 2023	$673
Environmental liabilities are included in the following balance sheet accounts:

	March 31, 2023	December 31, 2022
Accrued liabilities	$222	$222
Other liabilities	451	393
Total environmental liabilities	$673	$615
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
Reimbursements associated with this agreement are collected from Resideo quarterly and was $35 million in the three months ended March 31, 2023, and offset operating cash outflows incurred by the Company. As the Company incurs costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90% of such costs is also recorded. This receivable amount recorded in the three months ended March 31, 2023, was $59 million. As of March 31, 2023, Other current assets and Other assets included $140 million and $498 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.
ASBESTOS MATTERS
Honeywell is named in asbestos-related personal injury claims related to North American Refractories Company (NARCO), which was sold in 1986, and the Bendix Friction Materials (Bendix) business, which was sold in 2014.
The following tables summarize information concerning NARCO and Bendix asbestos-related balances:
ASBESTOS-RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2022	$1,291	$1,325	$2,616
Accrual for update to estimated liability	10	3	13
Change in estimated cost of future claims	9	—	9
Asbestos-related liability payments	(36)	(1)	(37)
NARCO Buyout	—	(1,325)	(1,325)
March 31, 2023	$1,274	$2	$1,276
INSURANCE RECOVERIES FOR ASBESTOS-RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2022	$130	$135	$265
Probable insurance recoveries related to estimated liability	6	—	6
Insurance receipts for asbestos-related liabilities	(4)	(7)	(11)
March 31, 2023	$132	$128	$260
23    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NARCO and Bendix asbestos-related balances are included in the following balance sheet accounts:

	March 31, 2023	December 31, 2022
Other current assets	$41	$41
Insurance recoveries for asbestos-related liabilities	219	224
Total insurance recoveries for asbestos-related liabilities	$260	$265
Accrued liabilities	$122	$1,436
Asbestos-related liabilities	1,154	1,180
Total asbestos-related liabilities	$1,276	$2,616
NARCO Products – NARCO manufactured high-grade, heat-resistant, refractory products for various industries. Honeywell’s predecessor, Allied Corporation, owned NARCO from 1979 to 1986. Allied Corporation sold the NARCO business in 1986 and entered into a cross-indemnity agreement which included an obligation to indemnify the purchaser for asbestos claims. NARCO ceased manufacturing asbestos containing products in 1980 and filed for bankruptcy in January 2002, at which point in time all then current and future NARCO asbestos claims were stayed against both NARCO and Honeywell pending the reorganization of NARCO. The Company established its initial liability for NARCO asbestos claims in 2002.
NARCO emerged from bankruptcy in April 2013, at which time a federally authorized 524(g) trust was established to evaluate and resolve all existing NARCO asbestos claims (the Trust). Both Honeywell and NARCO are protected by a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos-related claims based on exposure to NARCO asbestos-containing products to be made against the Trust (Channeling Injunction). The NARCO Trust Agreement and the NARCO Trust Distribution Procedures set forth the structure and operating rules of the Trust, and established Honeywell’s evergreen funding obligations.
On November 18, 2022, Honeywell entered into a definitive agreement with the Trust and certain other parties, which was subsequently amended on November 20, 2022 (Amended Buyout Agreement).
Pursuant to the terms of the Amended Buyout Agreement, Honeywell agreed to make a one-time, lump sum payment in the amount of $1.325 billion to the Trust (Buyout Amount), subject to certain deductions as described in the Amended Buyout Agreement and in exchange for the release by the Trust of Honeywell from all further and future obligations of any kind related to the Trust and/or any claimants who were exposed to asbestos-containing products manufactured, sold, or distributed by NARCO or its predecessors (the Honeywell Obligations) (the NARCO Buyout). In accordance with the Amended Buyout Agreement, the economic rights of the Trust in respect of the net proceeds from the HWI Sale (as defined in Note 11 Fair Value Measurements) inure to the benefit of Honeywell.
On December 8, 2022, the Bankruptcy Court issued an order that (A) approved the Amended Buyout Agreement, and (B) declared that the Channeling Injunction will remain in full force and effect without modification, dissolution, or termination.
On December 14, 2022, HWI (as defined in Note 11 Fair Value Measurements) entered into a definitive sale agreement for the sale of HWI to an affiliate of Platinum Equity, LLC subject to the terms set forth in the agreement.
On January 30, 2023, the Company paid the Buyout Amount to the Trust, the parties closed the transactions contemplated in the Amended Buyout Agreement, and Honeywell was released from the Honeywell Obligations. Honeywell continues to have the right to collect proceeds in connection with its NARCO asbestos-related insurance policies.
On February 16, 2023, the HWI Sale closed, and on March 17, 2023, pursuant to the terms of the Amended Buyout Agreement, Honeywell received initial proceeds from the HWI Sale in the amount of $256 million. See Note 11 Fair Value Measurements for further information on the related proceeds and remaining amount under the Amended Buyout Agreement.
For additional information, see our Annual Report on Form 10-K, filed with the SEC on February 10, 2023, under Note 19 Commitments and Contingencies.
24    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Bendix Products – Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix-related asbestos claims activity:

	Three Months Ended March 31,	Years Ended December 31,
	2023	2022	2021
Claims unresolved at the beginning of period	5,608	6,401	6,242
Claims filed	400	2,014	2,611
Claims resolved	(302)	(2,807)	(2,452)
Claims unresolved at the end of period	5,706	5,608	6,401

	March 31,	December 31,
Disease Distribution of Unresolved Claims	2023	2022	2021
Mesothelioma and other cancer claims	3,442	3,283	3,760
Nonmalignant claims	2,264	2,325	2,641
Total claims	5,706	5,608	6,401
Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2022	2021	2020	2019	2018
	(in whole dollars)
Malignant claims	$59,200	$56,000	$61,500	$50,200	$55,300
Nonmalignant claims	$520	$400	$550	$3,900	$4,700
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
In connection with the comprehensive resolution, (i) the Company agreed to pay a total equivalent of $202.7 million, which payment occurred in January 2023, to the DOJ, the SEC, and the Brazilian Authorities, collectively, in penalties, disgorgement, and prejudgment interest, (ii) the Company’s subsidiary, UOP, LLC (UOP), entered into a three-year Deferred Prosecution Agreement with the DOJ for charges related to the UOP Matters, (iii) UOP entered into leniency agreements with the Brazilian authorities related to the UOP Matter in Brazil, and (iv) the Company entered into an agreement with the SEC that resolves allegations relating to the UOP Matters and the Unaoil Matter. Pursuant to these agreements, the Company agreed to undertake certain compliance measures and compliance reporting obligations. These agreements entirely resolve the Petrobras and Unaoil investigations.
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
NOTE 15. PENSION BENEFITS
Net periodic pension benefit (income) cost for the Company's significant pension plans included the following components:

	U.S. Plans
	Three Months Ended March 31,
	2023	2022
Service cost	$7	$21
Interest cost	161	95
Expected return on plan assets	(278)	(320)
Amortization of prior service (credit) cost	(10)	(10)
Net periodic benefit income	$(120)	$(214)

	Non-U.S. Plans
	Three Months Ended March 31,
	2023	2022
Service cost	$3	$5
Interest cost	49	28
Expected return on plan assets	(67)	(75)
Net periodic benefit income	$(15)	$(42)
26    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 16. OTHER (INCOME) EXPENSE

	Three Months Ended March 31,
	2023	2022
Interest income	$(76)	$(20)
Pension ongoing income – non-service	(146)	(285)
Other postretirement income – non-service	(6)	(10)
Equity income of affiliated companies	(35)	(14)
Foreign exchange	2	(2)
Benefit related to Russia-Ukraine Conflict	(4)	—
Other, net	5	12
Total Other (income) expense	$(260)	$(319)
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
27    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Net sales
Aerospace
Products	$1,672	$1,461
Services	1,439	1,288
Net Aerospace sales	3,111	2,749
Honeywell Building Technologies
Products	1,132	1,082
Services	355	347
Net Honeywell Building Technologies sales	1,487	1,429
Performance Materials and Technologies
Products	2,182	1,956
Services	567	497
Net Performance Materials and Technologies sales	2,749	2,453
Safety and Productivity Solutions
Products	1,324	1,633
Services	191	111
Net Safety and Productivity Solutions sales	1,515	1,744
Corporate and All Other
Services	2	1
Net Corporate and All Other sales	2	1
Net sales	$8,864	$8,376
Segment profit
Aerospace	$827	$753
Honeywell Building Technologies	375	336
Performance Materials and Technologies	566	510
Safety and Productivity Solutions	260	253
Corporate and All Other	(81)	(86)
Total segment profit	1,947	1,766
Interest and other financial charges	(170)	(85)
Stock compensation expense(a)	(59)	(60)
Pension ongoing income(b)	130	251
Other postretirement income(b)	6	10
Repositioning and other charges(c)	(141)	(387)
Other(d)	69	10
Income before taxes	$1,782	$1,505

(a)	Amounts included in Selling, general and administrative expenses.
(b)	Amounts included in Cost of products and services sold, Selling, general and administrative expenses (service cost component) and Other (income) expense (non-service cost component).
(c)	Amounts included in Cost of products and services sold, Selling, general and administrative expenses, and Other (income) expense.
(d)	Amounts include the other components of Other (income) expense not included within other categories in this reconciliation. Equity income of affiliated companies is included in segment profit.
28    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 18. SUBSEQUENT EVENTS
See Note 3 Acquisitions and Divestitures for information related to a purchase agreement executed by the Company on April 22, 2023.
On April 24, 2023, the Board of Directors authorized the repurchase of up to $10 billion of the Company's common stock, including approximately $2.1 billion of remaining availability under the previously announced share repurchase program authorization. The repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.
29    Honeywell International Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions)
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell, we, us, our, or the Company) for the three months ended March 31, 2023. The financial information as of March 31, 2023, should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2022, contained in our 2022 Annual Report on Form 10-K. See Note 3 Acquisitions and Divestitures of Notes to Consolidated Financial Statements for a discussion of acquisition and divestiture activity during the three months ended March 31, 2023.
BUSINESS UPDATE
Historically, we included Company-sponsored costs and costs that relate to contracts with customers for research and development projects as a component of Cost of products and services sold on the Consolidated Statement of Operations. Effective January 1, 2023, we began classifying Company-sponsored costs for research and development projects as a separate financial statement line item, titled Research and development expenses, on the Consolidated Statement of Operations, and recast prior period results for this reclassification. This reclassification had no impact on net income, earnings per share, cash flows, segment reporting, or financial position. We revised historical periods to reflect this change in presentation.
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
MACROECONOMIC CONDITIONS
We continued to experience supply chain constraints, inflationary cost pressures, and labor shortages throughout 2022. During the first quarter of 2023, material inflation moderated, but we continued to experience supply chain constraints, including labor shortages in the Aerospace supply base, and inflationary cost pressures in manufacturing labor. We continue with the short-term and long-term mitigation strategies implemented during 2022.
Our mitigation strategies include pricing actions, material supply tracking tools, and direct engagement with key suppliers to meet customer demand. Our relationships with primary and secondary suppliers allow us to reliably source key components and raw materials. Where we cannot procure key components or raw materials, we consider altering existing products and develop new products to satisfy customer needs. Alterations to existing products and the development of new products undergo product quality controls and engineering qualification, prior to releasing to our customers. In addition, we assist our suppliers facing manufacturing challenges by committing our own resources to their sites and facilities. We believe these mitigation strategies enable us to reduce supply risk, accelerate new product innovation, and expand our penetration in the markets we serve. Additionally, due to the strenuous quality controls and product qualification we perform on a new or altered product, we do not expect these mitigation strategies to impact product quality or reliability.
The Russia-Ukraine conflict continues to create volatility in global financial and energy markets and contribute to supply chain shortages adding to the inflationary pressures in the global economy. We actively collaborate with our suppliers to minimize impacts of supply shortages on our manufacturing capabilities and implement strategies to reduce our reliance on natural gas at critical sites in Europe.
To date, our strategies successfully mitigated our exposure to these conditions. However, if we are not successful in sustaining these strategies, these macroeconomic conditions could have a material adverse effect on our consolidated results of operations or operating cash flows.
30    Honeywell International Inc.

RESULTS OF OPERATIONS
Consolidated Financial Results
Net Sales by Segment
31    Honeywell International Inc.

Segment Profit by Segment
32    Honeywell International Inc.

CONSOLIDATED OPERATING RESULTS
Net Sales

Three Months Ended March 31
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$8,864
$8,376
2023
2022

The change in Net sales was attributable to the following:

Q1 2023 vs. Q1 2022
Volume	2%
Price	6%
Foreign currency translation	(2)%
Total % change in Net sales	6%
Q1 2023 compared with Q1 2022
A discussion of Net sales by reportable business segment can be found in the Review of Business Segments section of this Management's Discussion and Analysis.
Net sales increased due to the following:
•Increased pricing, and
•Higher sales volumes,
•Partially offset by the unfavorable impact of foreign currency translation, driven by the strengthening of the U.S. Dollar against the currencies of the majority of our international markets, primarily the Euro, Chinese Renminbi, British Pound, and Canadian Dollar.
33    Honeywell International Inc.

Cost of Products and Services Sold

Three Months Ended March 31
$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$5,498
$5,324
2023
2022

Q1 2023 compared with Q1 2022
Cost of products and services sold increased due to higher direct and indirect material costs and higher labor costs.
Gross Margin

Three Months Ended March 31
$4,000
$3,000
$2,000
$1,000
$0
$3,366
$3,052
38.0%
36.4%
2023
2022
Gross Margin
Gross Margin as a Percentage of Net Sales

Q1 2023 compared with Q1 2022
Gross margin increased by approximately $0.3 billion and gross margin percentage increased 160 basis points to 38.0% compared to 36.4% for the same period of 2022.
34    Honeywell International Inc.

Research and Development Expenses

Three Months Ended March 31
$500
$400
$300
$200
$100
$0
$357
$350
2023
2022

Q1 2023 compared with Q1 2022
Research and development expenses change was flat.
Selling, General and Administrative Expenses

Three Months Ended March 31
$2,000
$1,000
$0
$1,317
$1,431
14.9%
17.1%
2023
2022
Selling, General and Administrative Expenses
Selling, General and Administrative Expenses as a Percentage of Net Sales

Q1 2023 compared with Q1 2022
Selling, general and administrative expenses decreased primarily due to prior year charges attributable to suspending substantially all of our sales, distribution, and service activities in Russia (the Suspension) during the first quarter of 2022.
Other (Income) Expense

	Three Months Ended March 31,
	2023	2022
Other (income) expense	$(260)	$(319)
Q1 2023 compared with Q1 2022
Other income decreased due to lower pension and other postretirement income.

35    Honeywell International Inc.

Tax Expense

Three Months Ended March 31
$500
$400
$300
$200
$100
$0
$374
$371
21.0%
24.7%
2023
2022
Tax Expense
Effective Tax Rate

Q1 2023 compared with Q1 2022
The effective tax rate decreased, and was equal to the U.S. federal statutory rate of 21%, due to the following:
•Benefits from taxes on non-U.S. earnings, tax reserves, and the absence of restructuring related expenses, representing a 500 basis-point decrease,
•Partially offset by tax expense from accrued withholding tax related to unremitted foreign earnings and decreased benefits from employee share-based compensation, representing a 130 basis-point increase.
Net Income Attributable to Honeywell

Three Months Ended March 31
$2,000
$1,500
$1,000
$500
$0
$1,394
$1,134
$2.07
$1.64
2023
2022
Net income attributable to Honeywell
Earnings per share of common stock–assuming dilution

Q1 2023 compared to Q1 2022
Earnings per share of common stock–assuming dilution increased due to the following:
•Lower repositioning and other charges, due to prior year charges attributable to the Suspension of our businesses and operations in Russia, impacted earnings per share by $0.34 after tax, and
•Higher segment profit from all of our reportable business segments impacted earnings per share by $0.21 after tax,
•Partially offset by lower pension income which impacted earnings per share by $0.15 after tax.

36    Honeywell International Inc.

REVIEW OF BUSINESS SEGMENTS
We globally manage our business operations through four reportable business segments: Aerospace, Honeywell Building Technologies, Performance Materials and Technologies, and Safety and Productivity Solutions.
AEROSPACE
Net Sales

	Three Months Ended March 31,
	2023	2022	% Change
Net sales	$3,111	$2,749	13%
Cost of products and services sold	1,936	1,634
Selling, general and administrative and other expenses	348	362
Segment profit	$827	$753	10%

	2023 vs. 2022
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit
Organic(1)	14%	11%
Foreign currency translation	(1)%	(1)%
Acquisitions, divestitures, and other, net	—%	—%
Total % change	13%	10%
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
37    Honeywell International Inc.

Q1 2023 compared to Q1 2022
Sales increased $362 million due to higher organic sales of $262 million in Commercial Aviation Aftermarket primarily driven by higher volumes in air transport due to an increase in flight hours, higher organic sales of $67 million in Commercial Aviation Original Equipment primarily driven by higher volumes in business aviation due to increased shipments, and higher organic sales of $50 million in Defense and Space primarily driven by increased pricing.
Segment profit increased $74 million and segment margin percentage decreased 80 basis points to 26.6% compared to 27.4% for the same period of 2022.
HONEYWELL BUILDING TECHNOLOGIES
Net Sales

	Three Months Ended March 31,
	2023	2022	% Change
Net sales	$1,487	$1,429	4%
Cost of products and services sold	792	786
Selling, general and administrative and other expenses	320	307
Segment profit	$375	$336	12%

	2023 vs. 2022
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit
Organic	9%	17%
Foreign currency translation	(5)%	(6)%
Acquisitions, divestitures, and other, net	—%	1%
Total % change	4%	12%
38    Honeywell International Inc.

Q1 2023 compared to Q1 2022
Sales increased $58 million due to higher organic sales of $72 million in Building Solutions primarily driven by higher sales volumes in building projects and services and higher organic sales of $60 million in Products primarily driven by increased pricing, partially offset by the unfavorable impact of foreign currency translation of $75 million.
Segment profit increased $39 million and segment margin percentage increased 170 basis points to 25.2% compared to 23.5% for the same period of 2022.
PERFORMANCE MATERIALS AND TECHNOLOGIES
Net Sales

	Three Months Ended March 31,
	2023	2022	% Change
Net sales	$2,749	$2,453	12%
Cost of products and services sold	1,731	1,516
Selling, general and administrative and other expenses	452	427
Segment profit	$566	$510	11%

	2023 vs. 2022
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit
Organic	15%	14%
Foreign currency translation	(3)%	(3)%
Acquisitions, divestitures, and other, net	—%	—%
Total % change	12%	11%
39    Honeywell International Inc.

Q1 2023 compared to Q1 2022
Sales increased $296 million due to higher organic sales of $178 million in Process Solutions primarily driven by increased demand in projects and smart energy, higher organic sales of $97 million in Advanced Materials primarily driven by increased pricing, and higher organic sales of $89 million in UOP primarily driven by growth in refining catalyst shipments, partially offset by the unfavorable impact of foreign currency translation of $68 million.
Segment profit increased $56 million and segment margin percentage decreased 20 basis points to 20.6% compared to 20.8% for the same period of 2022.
SAFETY AND PRODUCTIVITY SOLUTIONS
Net Sales

	Three Months Ended March 31,
	2023	2022	% Change
Net sales	$1,515	$1,744	(13)%
Cost of products and services sold	943	1,151
Selling, general and administrative and other expenses	312	340
Segment profit	$260	$253	3%

	2023 vs. 2022
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit
Organic	(11)%	6%
Foreign currency translation	(2)%	(3)%
Acquisitions, divestitures, and other, net	—%	—%
Total % change	(13)%	3%
40    Honeywell International Inc.

Q1 2023 compared to Q1 2022
Sales decreased $229 million due to lower organic sales of $127 million in Warehouse and Workflow Solutions primarily driven by lower demand for projects, lower organic sales of $44 million in Productivity Solutions and Services primarily driven by lower demand, and lower organic sales of $29 million in Sensing and Safety Technologies primarily driven by lower demand for personal protective equipment, and the unfavorable impact of foreign currency translation of $29 million.
Segment profit increased $7 million and segment margin percentage increased 270 basis points to 17.2% compared to 14.5% for the same period in 2022.
CORPORATE AND ALL OTHER
Corporate and All Other primarily includes unallocated corporate costs, interest expense on holding-company debt, and the controlling majority-owned interest in Quantinuum. Corporate and All Other is not a separate reportable business segment as segment reporting criteria is not met. The Company continues to monitor the activities in Corporate and All Other to determine the need for further reportable business segment disaggregation.
REPOSITIONING CHARGES
See Note 5 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in the three months ended March 31, 2023, and 2022. Cash spending related to our repositioning actions was $73 million in the three months ended March 31, 2023, and was funded through operating cash flows.
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
CASH
We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty. As of March 31, 2023, and December 31, 2022, we held $7.2 billion and $10.1 billion, respectively, of cash and cash equivalents, including our short-term investments.
As of March 31, 2023, $5.4 billion of the Company’s cash, cash equivalents, and short-term investments were held by non-US subsidiaries. We do not have material amounts related to any jurisdiction subject to currency control restrictions that impact our ability to access and repatriate such amounts. Under current laws, we do not expect taxes on repatriation or restrictions on amounts held outside of the U.S. to have a material effect on our overall liquidity.
BORROWINGS
We leverage a variety of debt instruments to manage our overall borrowing costs. As of March 31, 2023, and December 31, 2022, our total borrowings were $19.2 billion and $19.6 billion, respectively.

	March 31, 2023	December 31, 2022
Commercial paper and other short-term borrowings	$3,555	$2,717
Variable rate notes	22	22
Fixed rate notes	15,802	17,086
Other	232	265
Fair value of hedging instruments	(220)	(287)
Debt issuance costs	(229)	(233)
Total borrowings	$19,162	$19,570
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
We also have the following revolving credit agreements:
•A $1.5 billion 364-day credit agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated as of March 20, 2023. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 18, 2024, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 18, 2025, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 364-Day Credit Agreement replaced the previously reported $1.5 billion 364-day credit agreement dated as of March 24, 2022, which was terminated in accordance with its terms effective March 20, 2023. As of March 31, 2023, there were no outstanding borrowings under our 364-Day Credit Agreement.
•A $4.0 billion five-year credit agreement (the 5-Year Credit Agreement) with a syndicate of banks, dated as of March 20, 2023. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 5-Year Credit Agreement amended and restated the previously reported $4.0 billion amended and restated five-year credit agreement dated as of March 24, 2022. As of March 31, 2023, there were no outstanding borrowings under our 5-Year Credit Agreement.
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
CREDIT RATINGS
Our ability to access the global debt capital markets and the related cost of these borrowings is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of March 31, 2023, S&P Global Inc. (S&P), Fitch Ratings Inc. (Fitch), and Moody’s Investor Service (Moody's) have ratings on our debt set forth in the table below:

	S&P	Fitch	Moody's
Outlook	Stable	Stable	Stable
Short-term	A-1	F1	P1
Long-term	A	A	A2
CASH FLOW SUMMARY
Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Three Months Ended March 31,
	2023	2022	Variance
Cash and cash equivalents at beginning of period	$9,627	$10,959	$(1,332)
Operating activities
Net income attributable to Honeywell	1,394	1,134	260
Noncash adjustments	572	537	35
Changes in working capital	(546)	(815)	269
Other operating activities	(2,204)	(820)	(1,384)
Net cash provided by (used for) operating activities	(784)	36	(820)
Net cash used for investing activities	(29)	(10)	(19)
Net cash used for financing activities	(1,973)	(1,719)	(254)
Effect of exchange rate changes on cash and cash equivalents	28	15	13
Net decrease in cash and cash equivalents	$(2,758)	(1,678)	(1,080)
Cash and cash equivalents at end of period	$6,869	$9,281	$(2,412)
Cash related to operating activities decreased by $820 million primarily driven by a decrease in cash from other operating activities, due to the payment pursuant to the North American Refractories Company (NARCO) Amended Buyout Agreement and payment for the settlement of UOP Matters, partially offset by HWI Net Sale Proceeds. The decrease in cash from other operating activities was further offset by the favorable impact of working capital, driven by a $313 million increase in Accounts Payable, primarily due to increased material receipts and lower disbursements. See Note 14 Commitments and Contingencies of Notes to the Consolidated Financial Statements for additional information on the NARCO Amended Buyout Agreement, HWI Net Sale Proceeds, and UOP Matters.
Cash related to investing activities decreased by $19 million primarily due to a $176 million decrease in cash paid for acquisitions and $79 million net decrease in investments, partially offset by $197 million cash receipts from Garrett Motion Inc. (Garrett) in 2022 and $68 million decrease in cash receipts from settlements of derivative contracts.
Cash related to financing activities decreased by $254 million primarily due to a $1,323 million increase in payments of long-term debt, partially offset by an $811 million increase in net proceeds from the issuance of commercial paper and other short-term borrowings and $319 million decrease in repurchases of common stock.
43    Honeywell International Inc.

CASH REQUIREMENTS AND ASSESSMENT OF CURRENT LIQUIDITY
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, share repurchases, dividends, strategic acquisitions and debt repayments. On April 24, 2023, the Board of Directors authorized the repurchase of up to $10 billion of Honeywell common stock, including approximately $2.1 billion of remaining availability under the previously announced $10 billion share repurchase authorization. During the three months ended March 31, 2023, we repurchased common stock of $699 million. Refer to the section titled Liquidity and Capital Resources of our 2022 Form 10-K for a discussion of our expected capital expenditures, share repurchases, and dividends for 2023.
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
In early 2023, we made payments of approximately $1.5 billion in connection with the NARCO Buyout and UOP Matters. During 2023, and pursuant to the NARCO Amended Buyout Agreement, we are entitled to receive approximately $295 million related to the HWI Sale. On March 17, 2023, we received initial proceeds from the HWI Sale in the amount of $256 million. These payments and receipts have not materially impacted our liquidity position.
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
OTHER MATTERS
LITIGATION
We are subject to a number of lawsuits, investigations, and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 14 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of environmental, asbestos, and other litigation matters.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to our Critical Accounting Estimates presented in our 2022 Annual Report on Form 10-K. For a discussion of the Company’s Critical Accounting Estimates, see the section titled Critical Accounting Estimates in our 2022 Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.
44    Honeywell International Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2022 Annual Report on Form 10-K. As of March 31, 2023, there has been no material change in this information.
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
45    Honeywell International Inc.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to a number of lawsuits, investigations, and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos, and other litigation matters in Note 14 Commitments and Contingencies of Notes to Consolidated Financial Statements.
There were no matters requiring disclosure pursuant to the requirement to disclose certain environmental matters involving potential monetary sanctions in excess of $300,000.
ITEM 1A. RISK FACTORS
There have been no material changes to our Risk Factors presented in our 2022 Annual Report on Form 10-K under the section titled Risk Factors. For further discussion of our Risk Factors, refer to the section titled Risk Factors in our 2022 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 24, 2023, the Board of Directors authorized the repurchase of up to $10 billion of Honeywell common stock, including approximately $2.1 billion of remaining availability under the previously announced $10 billion share repurchase authorization. The repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.
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
During the quarter ended March 31, 2023, Honeywell purchased 3,532,183 shares of its common stock, par value $1 per share. As of March 31, 2023, $2.2 billion remained available for additional share repurchases. The following table summarizes our purchases of Honeywell's common stock for the quarter ended March 31, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
January 1-31, 2023	602,153	$209.23	602,153	$2,780
February 1-28, 2023	601,075	$202.94	601,075	$2,658
March 1-31, 2023	2,328,955	$193.84	2,328,955	$2,206
46    Honeywell International Inc.

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
47    Honeywell International Inc.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
364-Day Credit Agreement, dated as of March 20, 2023, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as syndication agents (incorporated by reference to Exhibit 10.1 to Honeywell's Form 8-K filed March 21, 2023)

10.2
Amended and Restated Five-Year Credit Agreement, dated as of March 20, 2023, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto, Bank of America, N.A., as administrative agent and as swing line agent, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as syndication agents (incorporated by reference of Exhibit 10.2 of Honeywell's Form 8-K filed March 21, 2023)

10.3*	Letter Agreement dated March 13, 2023, from Honeywell International Inc. to Darius Adamczyk (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed March 14, 2023)
10.4*	Offer Letter dated March 13, 2023, from Honeywell International Inc. to Vimal Kapur (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 8-K filed March 14, 2023)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
95	Mine Safety Disclosures (filed herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

48    Honeywell International Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: April 27, 2023	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

49    Honeywell International Inc.