Form 10-Q
period 2023-06-30
HONEYWELL INTERNATIONAL INC
filed 2023-07-27
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _____
Commission file number 1-8974
Honeywell International Inc.
(Exact name of registrant as specified in its charter)

Delaware		22-2640650
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

855 South Mint Street		28202
Charlotte,	North Carolina
(Address of principal executive offices)		(Zip Code)

(704)	627-6200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1 per share	HON	The Nasdaq Stock Market LLC
0.000% Senior Notes due 2024	HON 24A	The Nasdaq Stock Market LLC
3.500% Senior Notes due 2027	HON 27	The Nasdaq Stock Market LLC
2.250% Senior Notes due 2028	HON 28A	The Nasdaq Stock Market LLC
0.750% Senior Notes due 2032	HON 32	The Nasdaq Stock Market LLC
3.750% Senior Notes due 2032	HON 32A	The Nasdaq Stock Market LLC
4.125% Senior Notes due 2034	HON 34	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 663,961,433 shares of Common Stock outstanding at June 30, 2023.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
We describe many of the trends and other factors that drive our business and future results in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other parts of this report (including Part II, Item 1A Risk Factors). Such discussions contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are those that address activities, events, or developments that management intends, expects, projects, believes, or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors. They are not guarantees of future performance, and actual results, developments, and business decisions may differ significantly from those envisaged by our forward-looking statements. We do not undertake to update or revise any of our forward-looking statements, except as required by applicable securities law. Our forward-looking statements are also subject to material risks and uncertainties that can affect our performance in both the near- and long-term. In addition, no assurance can be given that any plan, initiative, projection, goal, commitment, expectation, or prospect set forth in this Form 10-Q can or will be achieved. These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission (SEC), including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in this report and our 2022 Annual Report on Form 10-K. Any forward-looking plans described herein are not final and may be modified or abandoned at any time.

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
2    Honeywell International Inc.

PART I. FINANCIAL INFORMATION
The financial statements and related notes as of June 30, 2023, should be read in conjunction with the financial statements for the year ended December 31, 2022, contained in the Company's 2022 Annual Report on Form 10-K.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions, except per share amounts)
Product sales	$6,441	$6,684	$12,751	$12,816
Service sales	2,705	2,269	5,259	4,513
Net sales	9,146	8,953	18,010	17,329
Costs, expenses and other
Cost of products sold	4,133	4,329	8,201	8,388
Cost of services sold	1,493	1,331	2,923	2,596
Total Cost of products and services sold	5,626	5,660	11,124	10,984
Research and development expenses	375	386	732	736
Selling, general and administrative expenses	1,262	1,306	2,579	2,737
Other (income) expense	(208)	(190)	(468)	(509)
Interest and other financial charges	187	87	357	172
Total costs, expenses and other	7,242	7,249	14,324	14,120
Income before taxes	1,904	1,704	3,686	3,209
Tax expense	403	441	777	812
Net income	1,501	1,263	2,909	2,397
Less: Net income attributable to noncontrolling interest	14	2	28	2
Net income attributable to Honeywell	$1,487	$1,261	$2,881	$2,395
Earnings per share of common stock—basic	$2.24	$1.86	$4.32	$3.51
Earnings per share of common stock—assuming dilution	$2.22	$1.84	$4.29	$3.48

The Notes to Consolidated Financial Statements are an integral part of this statement.

3    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net income	$1,501	$1,263	$2,909	$2,397
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(77)	(102)	(135)	24
Pension and other postretirement benefit adjustments	(12)	(17)	(24)	(34)
Changes in fair value of available for sale investments	9	(3)	3	(9)
Cash flow hedges recognized in other comprehensive income (loss)	14	31	30	39
Less: Reclassification adjustment for gains (losses) included in net income	11	12	13	15
Changes in fair value of cash flow hedges	3	19	17	24
Other comprehensive income (loss), net of tax	(77)	(103)	(139)	5
Comprehensive income	1,424	1,160	2,770	2,402
Less: Comprehensive income (loss) attributable to the noncontrolling interest	10	(5)	25	(5)
Comprehensive income attributable to Honeywell	$1,414	$1,165	$2,745	$2,407

The Notes to Consolidated Financial Statements are an integral part of this statement.

4    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2023	December 31, 2022
	(Dollars in millions)
ASSETS
Current assets
Cash and cash equivalents	$8,626	$9,627
Short-term investments	143	483
Accounts receivable, less allowances of $350 and $326, respectively	7,994	7,440
Inventories	5,890	5,538
Other current assets	1,530	1,894
Total current assets	24,183	24,982
Investments and long-term receivables	911	945
Property, plant and equipment—net	5,486	5,471
Goodwill	17,954	17,497
Other intangible assets—net	3,415	3,222
Insurance recoveries for asbestos-related liabilities	203	224
Deferred income taxes	383	421
Other assets	9,802	9,513
Total assets	$62,337	$62,275
LIABILITIES
Current liabilities
Accounts payable	$6,445	$6,329
Commercial paper and other short-term borrowings	2,828	2,717
Current maturities of long-term debt	945	1,730
Accrued liabilities	6,956	9,162
Total current liabilities	17,174	19,938
Long-term debt	17,600	15,123
Deferred income taxes	2,262	2,093
Postretirement benefit obligations other than pensions	133	146
Asbestos-related liabilities	1,128	1,180
Other liabilities	6,139	6,469
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital—common stock issued	958	958
—additional paid-in capital	8,866	8,564
Common stock held in treasury, at cost	(35,510)	(34,443)
Accumulated other comprehensive loss	(3,611)	(3,475)
Retained earnings	46,596	45,093
Total Honeywell shareowners’ equity	17,299	16,697
Noncontrolling interest	595	622
Total shareowners’ equity	17,894	17,319
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$62,337	$62,275

The Notes to Consolidated Financial Statements are an integral part of this statement.

5    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Cash flows from operating activities
Net income	$2,909	$2,397
Less: Net income attributable to noncontrolling interest	28	2
Net income attributable to Honeywell	2,881	2,395
Adjustments to reconcile net income attributable to Honeywell to net cash provided by (used for) operating activities
Depreciation	327	328
Amortization	240	277
Repositioning and other charges	243	614
Net payments for repositioning and other charges	(195)	(220)
NARCO Buyout payment	(1,325)	—
Pension and other postretirement income	(273)	(521)
Pension and other postretirement benefit payments	(23)	(5)
Stock compensation expense	109	113
Deferred income taxes	196	120
Other	(643)	81
Changes in assets and liabilities, net of the effects of acquisitions and divestitures
Accounts receivable	(505)	(904)
Inventories	(338)	(434)
Other current assets	208	(38)
Accounts payable	114	(240)
Accrued liabilities	(440)	(741)
Net cash provided by operating activities	576	825
Cash flows from investing activities
Capital expenditures	(426)	(341)
Proceeds from disposals of property, plant and equipment	13	11
Increase in investments	(229)	(470)
Decrease in investments	632	646
Receipts from Garrett Motion Inc.	—	409
Receipts (payments) from settlements of derivative contracts	(38)	337
Cash paid for acquisitions, net of cash acquired	(661)	(178)
Net cash provided by (used for) investing activities	(709)	414
Cash flows from financing activities
Proceeds from issuance of commercial paper and other short-term borrowings	8,000	2,924
Payments of commercial paper and other short-term borrowings	(7,930)	(2,926)
Proceeds from issuance of common stock	115	75
Proceeds from issuance of long-term debt	2,966	1
Payments of long-term debt	(1,384)	(89)
Repurchases of common stock	(1,176)	(2,437)
Cash dividends paid	(1,416)	(1,359)
Other	(38)	(21)
Net cash used for financing activities	(863)	(3,832)
Effect of foreign exchange rate changes on cash and cash equivalents	(5)	(118)
Net decrease in cash and cash equivalents	(1,001)	(2,711)
Cash and cash equivalents at beginning of period	9,627	10,959
Cash and cash equivalents at end of period	$8,626	$8,248

The Notes to Consolidated Financial Statements are an integral part of this statement.

6    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Shares	$	Shares	$	Shares	$	Shares	$
	(In millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		8,774		8,326		8,564		8,141
Issued for employee savings and option plans		42		18		193		134
Stock-based compensation expense		50		53		109		122
Ending balance		8,866		8,397		8,866		8,397
Treasury stock
Beginning balance	(291.9)	(35,072)	(276.9)	(31,420)	(290.0)	(34,443)	(272.8)	(30,462)
Reacquired stock or repurchases of common stock	(2.5)	(477)	(7.5)	(1,419)	(6.0)	(1,176)	(13.0)	(2,437)
Issued for employee savings and option plans	0.8	39	0.5	25	2.4	109	1.9	85
Ending balance	(293.6)	(35,510)	(283.9)	(32,814)	(293.6)	(35,510)	(283.9)	(32,814)
Retained earnings
Beginning balance		45,797		43,288		45,093		42,827
Net income attributable to Honeywell		1,487		1,261		2,881		2,395
Dividends on common stock		(688)		(666)		(1,378)		(1,339)
Ending balance		46,596		43,883		46,596		43,883
Accumulated other comprehensive income (loss)
Beginning balance		(3,538)		(2,787)		(3,475)		(2,895)
Foreign exchange translation adjustment		(73)		(95)		(132)		31
Pension and other postretirement benefit adjustments		(12)		(17)		(24)		(34)
Changes in fair value of available for sale investments		9		(3)		3		(9)
Changes in fair value of cash flow hedges		3		19		17		24
Ending balance		(3,611)		(2,883)		(3,611)		(2,883)
Noncontrolling interest
Beginning balance		596		686		622		673
Net income (loss) attributable to noncontrolling interest		14		2		28		2
Foreign exchange translation adjustment		(4)		(7)		(3)		(7)
Dividends paid		(11)		(32)		(52)		(33)
Contributions from noncontrolling interest holders		—		—		—		14
Ending balance		595		649		595		649
Total shareowners' equity	664.0	17,894	673.7	18,190	664.0	17,894	673.7	18,190
Cash dividends per share of common stock		$1.030		$0.980		$2.060		$1.960

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
Honeywell reports its quarterly financial information using a calendar convention; the first, second, and third quarters are consistently reported as ending on March 31, June 30, and September 30, respectively. It is Honeywell's practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires Honeywell's businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on the Company's business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, Honeywell will provide appropriate disclosures. Honeywell's actual closing dates for the three and six months ended June 30, 2023, and 2022, were July 1, 2023, and July 2, 2022, respectively.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies of the Company are set forth in Note 1 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in the Company’s 2022 Annual Report on Form 10-K. The Company includes herein certain updates to those policies.
RECLASSIFICATIONS
Certain prior year amounts are reclassified to conform to the current year presentation.
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
Amounts outstanding related to SCF programs are included in Accounts payable in the Consolidated Balance Sheet. Accounts payable included approximately $985 million and $992 million as of June 30, 2023, and December 31, 2022, respectively. The impact of these programs is not material to the Company's overall liquidity.
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
NOTE 3. ACQUISITIONS AND DIVESTITURES
ACQUISITIONS
On June 30, 2023, the Company acquired 100% of the outstanding equity interests of Compressor Controls Corporation, a turbomachinery services and controls company based in the United States, for total cash consideration of $661 million, net of cash acquired. The business is included in the Performance Materials and Technologies reportable business segment. The assets and liabilities acquired with Compressor Controls Corporation are included in the Consolidated Balance Sheet as of June 30, 2023, including $314 million of intangible assets and $298 million allocated to goodwill, which is deductible for tax purposes. The identifiable intangible assets primarily include customer relationships amortized over an estimated life of 15 years using an excess earnings amortization method. The purchase accounting is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, and tax balances.
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
DIVESTITURES
For the six months ended June 30, 2023, the Company completed no divestitures. As of June 30, 2023, the Company had no material adjustments for divestitures completed during 2022.
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
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 4. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
The Company has a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following disaggregated revenue table and related discussions by reportable business segment for details:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Aerospace
Commercial Aviation Original Equipment	$607	$527	$1,148	$1,005
Commercial Aviation Aftermarket	1,533	1,208	2,956	2,376
Defense and Space	1,201	1,163	2,348	2,266
Net Aerospace sales	3,341	2,898	6,452	5,647
Honeywell Building Technologies
Products	918	936	1,826	1,815
Building Solutions	592	595	1,171	1,145
Net Honeywell Building Technologies sales	1,510	1,531	2,997	2,960
Performance Materials and Technologies
UOP	623	565	1,188	1,045
Process Solutions	1,294	1,179	2,582	2,331
Advanced Materials	944	950	1,840	1,771
Net Performance Materials and Technologies sales	2,861	2,694	5,610	5,147
Safety and Productivity Solutions
Sensing and Safety Technologies	723	748	1,427	1,501
Productivity Solutions and Services	312	449	659	848
Warehouse and Workflow Solutions	398	632	862	1,224
Net Safety and Productivity Solutions sales	1,433	1,829	2,948	3,573
Corporate and All Other	1	1	3	2
Net sales	$9,146	$8,953	$18,010	$17,329
In July 2022, the Company realigned certain business units within the Safety and Productivity Solutions reportable business segment. The Safety and Retail business unit, which included the gas detection and safety business, combined with the Advanced Sensing Technologies business unit to form the Sensing and Safety Technologies business unit. The Company recast historical periods to reflect this realignment.
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
The Company recognizes revenue arising from performance obligations outlined in contracts with its customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based off timing of recognition is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Products, transferred point in time	58%	61%	58%	60%
Products, transferred over time	12	14	13	14
Net product sales	70	75	71	74
Services, transferred point in time	11	7	9	8
Services, transferred over time	19	18	20	18
Net service sales	30	25	29	26
Net sales	100%	100%	100%	100%
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
Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.
The following table summarizes the Company's contract assets and liabilities balances:

	2023	2022
Contract assets—January 1	$2,294	$2,060
Contract assets—June 30	2,438	2,243
Change in contract assets - increase (decrease)	$144	$183
Contract liabilities—January 1	$(4,583)	$(4,290)
Contract liabilities—June 30	(4,179)	(4,329)
Change in contract liabilities - decrease (increase)	$404	$(39)
Net change	$548	$144
For the three and six months ended June 30, 2023, the Company recognized revenue of $528 million and $1,481 million, respectively, that was previously included in the beginning balance of contract liabilities. For the three and six months ended June 30, 2022, the Company recognized revenue of $344 million and $1,271 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets included $2,404 million and $2,265 million of unbilled balances under long-term contracts as of June 30, 2023, and December 31, 2022, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.
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
PERFORMANCE OBLIGATIONS
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When the Company's contracts with customers require highly complex integration or manufacturing services that are not separately identifiable from other promises in the contracts and, therefore, not distinct, then the entire contract is accounted for as a single performance obligation. In situations when the Company's contracts include distinct goods or services that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct goods or services. For any contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the estimated relative stand-alone selling price of each distinct good or service in the contract. For product sales, each product sold to a customer typically represents a distinct performance obligation. In such cases, the observable stand-alone sales are used to determine the stand-alone selling price.
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
12    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table outlines the Company's remaining performance obligations disaggregated by reportable business segment:

June 30, 2023
Aerospace	$12,794
Honeywell Building Technologies	7,006
Performance Materials and Technologies	8,495
Safety and Productivity Solutions	2,243
Corporate and All Other(1)	4
Total performance obligations	$30,542
(1) The remaining performance obligations within Corporate and All Other relate to the Quantinuum business.
Performance obligations recognized as of June 30, 2023, will be satisfied over the course of future periods. The Company's disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 59% and 41%, respectively.
The timing of satisfaction of the Company's performance obligations does not significantly vary from the typical timing of payment. Typical payment terms of the Company's fixed price over time contracts include progress payments based on specified events or milestones or based on project progress. For some contracts, the Company may be entitled to receive an advance payment.
The Company applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which the Company recognizes revenue in proportion to the amount the Company has the right to invoice for services performed.
NOTE 5. REPOSITIONING AND OTHER CHARGES
A summary of net repositioning and other charges follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Severance	$19	$25	$86	$32
Asset impairments	9	25	21	148
Exit costs	38	41	62	58
Reserve adjustments	(12)	(37)	(17)	(52)
Total net repositioning charges	54	54	152	186
Asbestos-related charges, net of insurance and reimbursements	34	40	55	86
Probable and reasonably estimable environmental liabilities, net of reimbursements	12	2	34	16
Other charges	2	131	2	326
Total net repositioning and other charges	$102	$227	$243	$614
The following table summarizes the pre-tax distribution of total net repositioning and other charges by classification in the Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of products and services sold	$63	$145	$143	$344
Selling, general and administrative expenses	26	25	91	213
Other (income) expense	13	57	9	57
Total net repositioning and other charges	$102	$227	$243	$614
13    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the pre-tax amount of total net repositioning and other charges by reportable business segment. These amounts are excluded from segment profit as described in Note 17 Segment Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Aerospace	$8	$15	$11	$36
Honeywell Building Technologies	4	23	31	37
Performance Materials and Technologies	4	88	23	247
Safety and Productivity Solutions	31	15	71	142
Corporate and All Other	55	86	107	152
Total net repositioning and other charges	$102	$227	$243	$614
In the three months ended June 30, 2023, the Company recognized gross repositioning charges totaling $66 million, including severance costs of $19 million related to workforce reductions of 764 manufacturing and administrative positions primarily in the Company's Safety and Productivity Solutions reportable business segment. The workforce reductions were related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $9 million primarily related to the write-down of certain assets within the Company's Safety and Productivity Solutions reportable business segment. The repositioning charges also included exit costs of $38 million related to current period costs incurred for closure obligations associated with site transitions across all of the Company's reportable business segments and corporate function. Also, $12 million of previously established reserves, primarily for severance, were returned to income due to adjustments to the scope of previously announced repositioning actions.
In the three months ended June 30, 2022, the Company recognized gross repositioning charges totaling $91 million, including severance costs of $25 million related to workforce reductions of 468 manufacturing and administrative positions primarily in the Company's Safety and Productivity Solutions reportable business segment. The workforce reductions were primarily related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $25 million related to the write-down of certain manufacturing equipment. The repositioning charges also included exit costs of $41 million primarily related to current period exit costs incurred for new and previously approved repositioning projects and closure obligations associated with site transitions in the Company's Performance Materials and Technologies and Aerospace reportable business segments. Also, $37 million of previously established reserves, primarily for severance, were returned to income due to adjustments to the scope of previously announced repositioning actions.
In the six months ended June 30, 2023, the Company recognized gross repositioning charges totaling $169 million, including severance costs of $86 million related to workforce reductions of 2,561 manufacturing and administrative positions primarily in the Company's Safety and Productivity Solutions and Honeywell Building Technologies reportable business segments. The workforce reductions were primarily related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $21 million related to the write-down of certain assets within the Company's Safety and Productivity Solutions reportable business segment. The repositioning charges also included exit costs of $62 million related to current period costs incurred for closure obligations associated with site transitions across all of the Company's reportable business segments and corporate function. Also, $17 million of previously established reserves, primarily for severance, were returned to income due to adjustments to the scope of previously announced repositioning actions.
In the six months ended June 30, 2022, the Company recognized gross repositioning charges totaling $238 million, primarily related to closing and relocating the production of certain respiratory manufacturing from a U.S.-based facility to a non-U.S. facility in the Company's Safety and Productivity Solutions reportable business segment, productivity and ongoing functional transformation initiatives, and other site transactions. The repositioning charges included asset impairments of $148 million related to the write-down of certain manufacturing equipment. The repositioning charges included exit costs of $58 million primarily related to current period exit costs incurred for new and previously approved repositioning projects and closure obligations associated with site transitions in the Company's Performance Materials and Technologies and Aerospace reportable business segments. The repositioning charges included severance costs of $32 million related to workforce reductions of 1,664 manufacturing and administrative positions across the Company's reportable business segments. The workforce reductions were primarily related to cost savings actions taken in connection with productivity and ongoing functional transformation initiatives and to site transitions to more cost-effective locations. Also, $52 million of previously established reserves, primarily for severance, were returned to income due to adjustments to the scope of previously announced repositioning actions.
14    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the status of the Company's total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2022	$235	$—	$74	$309
Charges	86	21	62	169
Usage—cash	(104)	—	(46)	(150)
Usage—noncash	—	(19)	—	(19)
Foreign currency translation	6	—	16	22
Adjustments	(12)	(2)	(5)	(19)
Balance at June 30, 2023	$211	$—	$101	$312
Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the six months ended June 30, 2023, and 2022, were $25 million and $31 million, respectively.
During the three and six months ended June 30, 2023, the Company recorded a fair value adjustment, within Asbestos-related charges, net of insurance and reimbursements in the table above and Other (income) expense on the Consolidated Statement of Operations, related to HWI Net Sale Proceeds (as defined in Note 11 Fair Value Measurements) and reduced the estimate by $11 million. See Note 11 Fair Value Measurements and Note 14 Commitments and Contingencies for further discussion.
During the three and six months ended June 30, 2022, the Company recognized Other charges of $124 million and $307 million, respectively. The Other charges included costs related to the initial suspension of substantially all of the Company's sales, distribution, and service activities in Russian and Belarus (the Suspension) and the Company’s plan to wind down existing businesses and operations in Russia due to the ongoing Russia-Ukraine conflict (the Wind down). Through the Wind down of businesses and operations, the Company will seek to collect outstanding accounts receivables, liquidate our inventory and fixed assets, negotiate and settle existing contractual obligations, trade payables and guarantees, and terminate and payout severance to impacted employees.
Other charges included costs recorded by all reportable business segments, with the most significant impact within the Performance Materials and Technologies reportable business segment. The Other charges included costs recorded in Cost of products sold, Selling, general and administrative expenses, or Other (income) expense on the Consolidated Statement of Operations, based on the nature of each specific charge or accrual of reserve. For the three months ended June 30, 2022, Cost of products and services sold included $60 million primarily related to inventory reserves and the write-down of other assets, Selling, general and administrative included $7 million primarily related to employee severance, and Other (income) expense included $57 million related to foreign exchange revaluation on an intercompany loan with a Russian affiliate and impairment of property, plant and equipment. For the six months ended June 30, 2022, Cost of products and services sold included $60 million primarily related to inventory reserves and the write-down of other assets, Selling, general and administrative included $190 million primarily related to reserves against outstanding accounts receivable and contract assets, impairment of intangible assets, the write-down of other assets, and employee severance, and Other (income) expense included $57 million related to foreign exchange revaluation on an intercompany loan with a Russian affiliate and impairment of property, plant and equipment. For the three and six months ended June 30, 2022, the Other charges did not include a $2 million tax valuation allowance recorded to Tax expense on the Consolidated Statement of Operations, directly attributable to the Wind down of businesses and operations in Russia.
Given the uncertainty inherent in the Company's remaining obligations related to contracts with Russian counterparties, the Company does not believe it is possible to develop estimates of reasonably possible loss in excess of current accruals for these matters (other than as specifically set forth above). Based on available information to date, the Company’s estimate of potential future losses or other contingencies related to the wind down of activities, including any guarantee payments or any litigation costs or as otherwise related to the Company's wind down in Russia, could adversely affect the Company's consolidated results of operations in the periods recognized but would not be material with respect to the Company's consolidated financial position. See Note 14 Commitments and Contingencies for a discussion of the recognition and measurement of estimate for contingencies.
NOTE 6. INCOME TAXES
The effective tax rate was higher than the U.S. federal statutory rate of 21% and decreased during 2023 compared to 2022 primarily caused by increased benefits from taxes on non-U.S. earnings and lower repositioning related expenses, partially offset by tax expense from accrued withholding tax related to unremitted foreign earnings.
15    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 7. INVENTORIES

	June 30, 2023	December 31, 2022
Raw materials	$1,504	$1,407
Work in process	1,205	1,049
Finished products	3,181	3,082
Total Inventories	$5,890	$5,538
NOTE 8. LONG-TERM DEBT AND CREDIT AGREEMENTS

	June 30, 2023	December 31, 2022
1.30% Euro notes due 2023	$—	$1,334
3.35% notes due 2023	300	300
0.00% Euro notes due 2024	547	534
2.30% notes due 2024	750	750
4.85% notes due 2024	400	400
1.35% notes due 2025	1,250	1,250
2.50% notes due 2026	1,500	1,500
1.10% notes due 2027	1,000	1,000
3.50% Euro notes due 2027	711	—
4.95% notes due 2028	500	500
2.25% Euro notes due 2028	821	800
4.25% notes due 2029	750	—
2.70% notes due 2029	750	750
1.95% notes due 2030	1,000	1,000
1.75% notes due 2031	1,500	1,500
0.75% Euro notes due 2032	547	534
3.75% Euro notes due 2032	547	—
5.00% notes due 2033	1,100	1,100
4.50% notes due 2034	1,000	—
4.125% Euro notes due 2034	1,094	1,067
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
2.80% notes due 2050	750	750
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases), 8.0% weighted average interest rate maturing at various dates through 2029	230	265
Fair value of hedging instruments	(285)	(287)
Debt issuance costs	(256)	(233)
Total Long-term debt and current related maturities	18,545	16,853
Less: Current maturities of long-term debt	945	1,730
Total Long-term debt	$17,600	$15,123
16    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
On May 17, 2023, the Company issued $750 million 4.25% Senior Notes due 2029 and $1.0 billion 4.50% Senior Notes due 2034 (collectively, the 2023 USD Notes). The Company may redeem the 2023 USD Notes at any time, and from time to time, in whole or in part, at the Company's option at the applicable redemption price. The offering provided gross proceeds of $1.8 billion, offset by $20 million in discount and closing costs related to the offering.
On May 17, 2023, the Company issued €650 million 3.50% Senior Notes due 2027 and €500 million 3.75% Senior Notes due 2032 (collectively, the 2023 Euro Notes). The Company may redeem the 2023 Euro Notes at any time, and from time to time, in whole or in part, at the Company's option at the applicable redemption price. The offering provided gross proceeds of $1.2 billion, offset by $12 million in discount and closing costs related to the offering.
The 2023 USD Notes and 2023 Euro Notes are senior unsecured and unsubordinated obligations of the Company and rank equally with each other and with all of the Company's existing and future senior unsecured debt and senior to all of the Company's subordinated debt. The Company intends to use the proceeds from the issuances for the repayment of commercial paper and general corporate purposes.
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
As of June 30, 2023, there were no outstanding borrowings under the 364-Day Credit Agreement or the 5-Year Credit Agreement.
NOTE 9. LEASES
The Company's operating and finance lease portfolio is described in Note 10 Leases of Notes to Consolidated Financial Statements in the Company's 2022 Annual Report on Form 10-K.
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2023	2022
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$91	$64
Finance leases	25	28
17    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Supplemental balance sheet information related to leases was as follows:

	June 30, 2023	December 31, 2022
Operating leases
Other assets	$901	$881
Accrued liabilities	192	192
Other liabilities	799	775
Total operating lease liabilities	991	967
Financing leases
Property, plant and equipment	398	383
Accumulated depreciation	(179)	(161)
Property, plant and equipment—net	219	222
Current maturities of long-term debt	85	77
Long-term debt	129	145
Total financing lease liabilities	$214	$222
NOTE 10. DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
Honeywell's foreign currency, interest rate, credit, and commodity price risk management policies are described in Note 11 Derivative Instruments and Hedging Transactions of Notes to Consolidated Financial Statements in the Company's 2022 Annual Report on Form 10-K.
The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheet as of June 30, 2023, and December 31, 2022:

	Notional		Fair Value Asset		Fair Value (Liability)
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Derivatives in fair value hedging relationships
Interest rate swap agreements	$5,018	$4,984	$3	$16	$(288)	$(303)
Derivatives in cash flow hedging relationships
Foreign currency exchange contracts	502	866	40	19	—	(5)
Commodity contracts	8	9	—	—	(2)	(1)
Derivatives in net investment hedging relationships
Cross currency swap agreements	4,189	3,189	38	90	(22)	—
Total derivatives designated as hedging instruments	9,717	9,048	81	125	(312)	(309)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	8,582	9,679	4	74	(16)	(3)
Total derivatives at fair value	$18,299	$18,727	$85	$199	$(328)	$(312)
All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Accrued liabilities or Other liabilities.
In addition to the foreign currency derivative contracts designated as net investment hedges, certain of the Company's foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $6,109 million and $3,836 million as of June 30, 2023, and December 31, 2022, respectively.
18    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table sets forth the amounts recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Long-term debt	$4,733	$4,696	$(285)	$(287)
The following tables summarize the location and impact to the Consolidated Statement of Operations related to derivative instruments:

	Three Months Ended June 30, 2023
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$9,146	$4,133	$1,493	$1,262	$(208)	$187
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income (loss) into income	2	6	2	3	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	65
Derivatives designated as hedges	—	—	—	—	—	(65)
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	(69)	—

	Three Months Ended June 30, 2022
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$8,953	$4,329	$1,331	$1,306	$(190)	$87
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income (loss) into income	2	11	3	(1)	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	31
Derivatives designated as hedges	—	—	—	—	—	(31)
Gain or (loss) on net investment hedges
Foreign currency exchange contracts
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—	3
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	281	—
19    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Six Months Ended June 30, 2023
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$18,010	$8,201	$2,923	$2,579	$(468)	$357
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income (loss) into income	3	9	3	4	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	(2)
Derivatives designated as hedges	—	—	—	—	—	2
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	(149)	—

	Six Months Ended June 30, 2022
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$17,329	$8,388	$2,596	$2,737	$(509)	$172
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income (loss) into income	3	12	3	—	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	168
Derivatives designated as hedges	—	—	—	—	—	(168)
Gain or (loss) on net investment hedges
Foreign currency exchange contracts
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—	7
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	347	—
The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Euro-denominated long-term debt	$(37)	$184	$(86)	$267
Euro-denominated commercial paper	(15)	36	(43)	53
Cross currency swap agreements	(18)	63	(75)	80
Foreign currency exchange contracts	—	31	—	31
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$44	$—	$44	$—	$93	$—	$93
Available for sale investments	61	197	—	258	87	559	—	646
Interest rate swap agreements	—	3	—	3	—	16	—	16
Cross currency swap agreements	—	38	—	38	—	90	—	90
Investments in equity securities	54	—	—	54	22	32	—	54
Right to HWI Net Sale Proceeds	—	—	9	9	—	—	295	295
Total assets	$115	$282	$9	$406	$109	$790	$295	$1,194
Liabilities
Foreign currency exchange contracts	$—	$16	$—	$16	$—	$8	$—	$8
Interest rate swap agreements	—	288	—	288	—	303	—	303
Commodity contracts	—	2	—	2	—	1	—	1
Cross currency swap agreements	—	22	—	22	—	—	—	—
Total liabilities	$—	$328	$—	$328	$—	$312	$—	$312
The foreign currency exchange contracts, interest rate swap agreements, cross currency swap agreements, and commodity contracts are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 2. The Company also holds investments in commercial paper, certificates of deposits, time deposits, and corporate debt securities that are designated as available for sale. These investments are valued using published prices based on observable market data. As such, these investments are classified within level 2.
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
The HWI Sale closed on February 16, 2023. During the six months ended June 30, 2023, Honeywell received $275 million of proceeds from the HWI Sale (HWI Net Sale Proceeds), of which $256 million was received during the first quarter of 2023 and $19 million during the second quarter of 2023. Additionally, during the three months ended June 30, 2023, the Company recorded a fair value adjustment for the HWI Net Sale Proceeds and reduced the estimate by $11 million. The fair value of the remaining HWI Net Sale Proceeds as of June 30, 2023, represents contingent consideration to be paid in future periods if certain conditions under the definitive sale agreement for the HWI Sale are met.
21    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table sets forth a reconciliation of beginning and ending balances of assets and liabilities that were accounted for at fair value using level 3 measurements:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Balance at beginning of period	$39	$295
Receipt of HWI Net Sale Proceeds	(19)	(275)
Fair value adjustment of HWI Net Sale Proceeds	(11)	(11)
Balance at end of period	$9	$9
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$229	$168	$229	$183
Liabilities
Long-term debt and related current maturities	$18,545	$17,157	$16,853	$15,856
The Company determined the fair value of the long-term receivables by utilizing transactions in the listed markets for identical or similar assets. As such, the fair value of these receivables is considered level 2.

NOTE 12. EARNINGS PER SHARE
The details of the earnings per share calculations for the three and six months ended June 30, 2023, and 2022, are as follows (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic	2023	2022	2023	2022
Net income attributable to Honeywell	$1,487	$1,261	$2,881	$2,395
Weighted average shares outstanding	665.3	679.0	666.5	681.8
Earnings per share of common stock—basic	$2.24	$1.86	$4.32	$3.51

	Three Months Ended June 30,		Six Months Ended June 30,
Assuming Dilution	2023	2022	2023	2022
Net income attributable to Honeywell	$1,487	$1,261	$2,881	$2,395
Average shares
Weighted average shares outstanding	665.3	679.0	666.5	681.8
Dilutive securities issuable—stock plans	4.9	6.0	5.4	6.3
Total weighted average diluted shares outstanding	670.2	685.0	671.9	688.1
Earnings per share of common stock—assuming dilution	$2.22	$1.84	$4.29	$3.48
The diluted earnings per share calculations exclude the effect of stock options when the cost to exercise an option exceeds the average market price of the common shares during the period. For the three and six months ended June 30, 2023, the weighted average number of stock options excluded from the computations were 4.7 million and 4.3 million, respectively. For the three and six months ended June 30, 2022, the weighted average number of stock options excluded from the computations were 5.6 million and 3.4 million, respectively.
As of June 30, 2023, and 2022, the total shares outstanding were 664.0 million and 673.7 million, respectively, and as of June 30, 2023, and 2022, total shares issued were 957.6 million.
22    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2022	$(2,832)	$(648)	$(7)	$12	$(3,475)
Other comprehensive income (loss) before reclassifications	(132)	—	3	30	(99)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(24)	—	(13)	(37)
Net current period other comprehensive income (loss)	(132)	(24)	3	17	(136)
Balance at June 30, 2023	$(2,964)	$(672)	$(4)	$29	$(3,611)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2021	$(2,478)	$(415)	$1	$(3)	$(2,895)
Other comprehensive income (loss) before reclassifications	34	—	(9)	39	64
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	(34)	—	(15)	(52)
Net current period other comprehensive income (loss)	31	(34)	(9)	24	12
Balance at June 30, 2022	$(2,447)	$(449)	$(8)	$21	$(2,883)
NOTE 14. COMMITMENTS AND CONTINGENCIES
ENVIRONMENTAL MATTERS
Honeywell's environmental matters are described in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements in the Company's 2022 Annual Report on Form 10-K.
The following table summarizes information concerning the Company's recorded liabilities for environmental costs:

Balance at December 31, 2022	$615
Accruals for environmental matters deemed probable and reasonably estimable	137
Environmental liability payments	(59)
Balance at June 30, 2023	$693
Environmental liabilities are included in the following balance sheet accounts:

	June 30, 2023	December 31, 2022
Accrued liabilities	$222	$222
Other liabilities	471	393
Total environmental liabilities	$693	$615
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
Reimbursements associated with this agreement are collected from Resideo quarterly and was $70 million in the six months ended June 30, 2023, and offset operating cash outflows incurred by the Company. As the Company incurs costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90% of such costs is also recorded. This receivable amount recorded in the six months ended June 30, 2023, was $103 million. As of June 30, 2023, Other current assets and Other assets included $140 million and $507 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.
ASBESTOS MATTERS
Honeywell is named in asbestos-related personal injury claims related to North American Refractories Company (NARCO), which was sold in 1986, and the Bendix Friction Materials (Bendix) business, which was sold in 2014.
The following tables summarize information concerning NARCO and Bendix asbestos-related balances:
ASBESTOS-RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2022	$1,291	$1,325	$2,616
Accrual for update to estimated liability	22	3	25
Change in estimated cost of future claims	17	—	17
Asbestos-related liability payments	(81)	(3)	(84)
NARCO Buyout	—	(1,325)	(1,325)
June 30, 2023	$1,249	$—	$1,249
INSURANCE RECOVERIES FOR ASBESTOS-RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2022	$130	$135	$265
Probable insurance recoveries related to estimated liability	7	—	7
Insurance receipts for asbestos-related liabilities	(8)	(20)	(28)
June 30, 2023	$129	$115	$244
24    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NARCO and Bendix asbestos-related balances are included in the following balance sheet accounts:

	June 30, 2023	December 31, 2022
Other current assets	$41	$41
Insurance recoveries for asbestos-related liabilities	203	224
Total insurance recoveries for asbestos-related liabilities	$244	$265
Accrued liabilities	$121	$1,436
Asbestos-related liabilities	1,128	1,180
Total asbestos-related liabilities(a)	$1,249	$2,616

(a)
As of December 31, 2022, Accrued liabilities included the Buyout Amount, as described and defined below, agreed upon between Honeywell and the Trust. The Buyout Amount does not represent an asbestos-related liability.

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
On February 16, 2023, the HWI Sale closed. Pursuant to the Amended Buyout Agreement, during the six months ended June 30, 2023, Honeywell received $275 million of proceeds from the HWI sale. See Note 11 Fair Value Measurements for further information on the related proceeds and remaining amount under the Amended Buyout Agreement.
For additional information, see the Company's Annual Report on Form 10-K, filed with the SEC on February 10, 2023, under Note 19 Commitments and Contingencies.
25    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Bendix Products – Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix-related asbestos claims activity:

	Six Months Ended June 30,	Years Ended December 31,
	2023	2022	2021
Claims unresolved at the beginning of period	5,608	6,401	6,242
Claims filed	892	2,014	2,611
Claims resolved	(681)	(2,807)	(2,452)
Claims unresolved at the end of period	5,819	5,608	6,401

	June 30,	December 31,
Disease Distribution of Unresolved Claims	2023	2022	2021
Mesothelioma and other cancer claims	3,552	3,283	3,760
Nonmalignant claims	2,267	2,325	2,641
Total claims	5,819	5,608	6,401
Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2022	2021	2020	2019	2018
	(in whole dollars)
Mesothelioma and other cancer claims	$59,200	$56,000	$61,500	$50,200	$55,300
Nonmalignant claims	$520	$400	$550	$3,900	$4,700
While resolution values moved higher and lower over the years for Bendix-related asbestos claims, such resolution values may continue to increase over the near term in light of recent asbestos litigation trends. It is not possible to predict whether resolution values for Bendix-related asbestos claims will increase, decrease, or stabilize in the future.
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
NOTE 15. PENSION BENEFITS
Net periodic pension benefit (income) cost for the Company's significant pension plans included the following components:

	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$7	$22	$14	$43
Interest cost	161	95	322	190
Expected return on plan assets	(278)	(321)	(556)	(641)
Amortization of prior service (credit) cost	(10)	(11)	(20)	(21)
Net periodic benefit income	$(120)	$(215)	$(240)	$(429)
27    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$3	$5	$6	$10
Interest cost	49	26	99	54
Expected return on plan assets	(68)	(71)	(136)	(146)
Net periodic benefit income	$(16)	$(40)	$(31)	$(82)
NOTE 16. OTHER (INCOME) EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$(76)	$(20)	$(152)	$(40)
Pension ongoing income—non-service	(146)	(283)	(292)	(568)
Other postretirement income—non-service	(7)	(10)	(13)	(20)
Equity income of affiliated companies	(14)	(10)	(49)	(24)
Foreign exchange	18	22	20	20
Expense related to UOP Matters	—	50	—	50
Expense (benefit) related to Russia-Ukraine Conflict	2	57	(2)	57
Net expense related to the NARCO Buyout and HWI	11	—	11	—
Other, net	4	4	9	16
Total Other (income) expense	$(208)	$(190)	$(468)	$(509)
For more information on the Net expense related to the NARCO Buyout and HWI Sale, see Notes 5 Repositioning and Other Charges, 11 Fair Value Measurements, and 14 Commitments and Contingencies.
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
28    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales
Aerospace
Products	$1,799	$1,574	$3,471	$3,035
Services	1,542	1,324	2,981	2,612
Net Aerospace sales	3,341	2,898	6,452	5,647
Honeywell Building Technologies
Products	1,159	1,179	2,291	2,261
Services	351	352	706	699
Net Honeywell Building Technologies sales	1,510	1,531	2,997	2,960
Performance Materials and Technologies
Products	2,244	2,210	4,426	4,166
Services	617	484	1,184	981
Net Performance Materials and Technologies sales	2,861	2,694	5,610	5,147
Safety and Productivity Solutions
Products	1,239	1,721	2,563	3,354
Services	194	108	385	219
Net Safety and Productivity Solutions sales	1,433	1,829	2,948	3,573
Corporate and All Other
Services	1	1	3	2
Net Corporate and All Other sales	1	1	3	2
Net sales	$9,146	$8,953	$18,010	$17,329
Segment profit
Aerospace	$924	$767	$1,751	$1,520
Honeywell Building Technologies	385	360	760	696
Performance Materials and Technologies	622	601	1,188	1,111
Safety and Productivity Solutions	239	231	499	484
Corporate and All Other	(118)	(92)	(199)	(178)
Total segment profit	2,052	1,867	3,999	3,633
Interest and other financial charges	(187)	(87)	(357)	(172)
Stock compensation expense(a)	(50)	(53)	(109)	(113)
Pension ongoing income(b)	130	250	260	501
Other postretirement income(b)	7	10	13	20
Repositioning and other charges(c)	(102)	(227)	(243)	(614)
Other(d)	54	(56)	123	(46)
Income before taxes	$1,904	$1,704	$3,686	$3,209

(a)	Amounts included in Selling, general and administrative expenses.
(b)	Amounts included in Cost of products and services sold, Selling, general and administrative expenses (service cost component) and Other (income) expense (non-service cost component).
(c)	Amounts included in Cost of products and services sold, Selling, general and administrative expenses, and Other (income) expense.
(d)	Amounts include the other components of Other (income) expense not included within other categories in this reconciliation. Equity income of affiliated companies is included in segment profit.
29    Honeywell International Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions)
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell, we, us, our, or the Company) for the three and six months ended June 30, 2023. The financial information as of June 30, 2023, should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2022, contained in our 2022 Annual Report on Form 10-K. See Note 3 Acquisitions and Divestitures of Notes to Consolidated Financial Statements for a discussion of acquisition and divestiture activity during the six months ended June 30, 2023. Certain prior year amounts are reclassified to conform to the current year presentation.
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
MACROECONOMIC CONDITIONS
Through the first half of 2023, material inflation continued to moderate. While we see signs of relief in supply chains for semiconductors and logistics, we continue to experience supply chain constraints, including labor shortages in the Aerospace supply base, and inflationary cost pressures in manufacturing labor. We continue to leverage previously implemented short-term and long-term mitigation strategies.
Our mitigation strategies include pricing actions, longer term planning for constrained materials, material supply tracking tools, and direct engagement with key suppliers to meet customer demand. Our relationships with primary and secondary suppliers allow us to reliably source key components and raw materials. Where we cannot procure key components or raw materials, we consider altering existing products and develop new products to satisfy customer needs. Alterations to existing products and the development of new products undergo product quality controls and engineering qualification, prior to releasing to our customers. In addition, we assist our suppliers facing manufacturing challenges by committing our own resources to their sites and facilities. We believe these mitigation strategies enable us to reduce supply risk, accelerate new product innovation, and expand our penetration in the markets we serve. Additionally, due to the strenuous quality controls and product qualification we perform on a new or altered product, we do not expect these mitigation strategies to impact product quality or reliability.
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
30    Honeywell International Inc.

RESULTS OF OPERATIONS
Consolidated Financial Results
31    Honeywell International Inc.

Net Sales by Segment
32    Honeywell International Inc.

Segment Profit by Segment
33    Honeywell International Inc.

CONSOLIDATED OPERATING RESULTS
Net Sales

Three Months Ended June 30
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$9,146
$8,953
2023
2022

Six Months Ended June 30
$20,000
$16,000
$12,000
$8,000
$4,000
$0
$18,010
$17,329
2023
2022

The change in Net sales was attributable to the following:

	Q2 2023 vs. Q2 2022	Year to Date 2023 vs. 2022
Volume	(1)%	—%
Price	4%	5%
Foreign currency translation	(1)%	(1)%
Total % change in Net sales	2%	4%
A discussion of Net sales by reportable business segment can be found in the Review of Business Segments section of this Management's Discussion and Analysis.
Q2 2023 compared with Q2 2022
Net sales increased due to the following:
•Increased pricing,
•Partially offset by lower sales volumes and the unfavorable impact of foreign currency translation, driven by the strengthening of the U.S. Dollar against the currencies in certain of our international markets, primarily the Chinese Renminbi, Canadian Dollar, and Australian Dollar.
YTD 2023 compared with YTD 2022
Net sales increased due to the following:
•Increased pricing,
•Partially offset by the unfavorable impact of foreign currency translation, driven by the strengthening of the U.S. Dollar against the currencies in certain of our international markets, primarily the Chinese Renminbi, Canadian Dollar, British Pound, and Australian Dollar.
34    Honeywell International Inc.

Cost of Products and Services Sold

Three Months Ended June 30
$6,000
$4,500
$3,000
$1,500
$0
$5,626
$5,660
2023
2022

Six Months Ended June 30
$12,000
$9,000
$6,000
$3,000
$0
$11,124
$10,984
2023
2022

Q2 2023 compared with Q2 2022
Cost of products and services sold was flat due to the following:
•Lower repositioning and other charges due to prior year charges attributable to suspending and winding down our businesses and operations in Russia of approximately $0.1 billion or 2%, and
•Lower sales volumes of approximately $0.1 billion or 2%,
•Offset by higher direct and indirect material costs and higher labor costs of approximately $0.2 billion or 4%.
YTD 2023 compared with YTD 2022
Cost of products and services sold increased due to the following:
•Higher direct and indirect material costs and higher labor costs of approximately $0.4 billion or 4%,
•Partially offset by lower repositioning and other charges of approximately $0.2 billion or 2%, which include prior year charges attributable to suspending and winding down our businesses and operations in Russia.
Gross Margin
Q2 2023 compared with Q2 2022
Gross margin increased by approximately $0.2 billion and gross margin percentage increased 170 basis points to 38.5% compared to 36.8% for the same period of 2022.
YTD 2023 compared with YTD 2022
Gross margin increased by approximately $0.5 billion and gross margin percentage increased 160 basis points to 38.2% compared to 36.6% for the same period of 2022.
35    Honeywell International Inc.

Research and Development Expenses

Three Months Ended June 30
$500
$400
$300
$200
$100
$0
$375
$386
2023
2022

Six Months Ended June 30

$1,000
$800
$600
$400
$200
$0
$732
$736
2023
2022

Q2 2023 compared with Q2 2022
Research and development expenses were flat.
YTD 2023 compared with YTD 2022
Research and development expenses were flat.
Selling, General and Administrative Expenses
Q2 2023 compared with Q2 2022
Selling, general and administrative expenses decreased due to higher productivity.
YTD 2023 compared to YTD 2022
Selling, general and administrative expenses decreased due to prior year charges attributable to suspending and winding down our businesses and operations in Russia.
36    Honeywell International Inc.

Other (Income) Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Other (income) expense	$(208)	$(190)	$(468)	$(509)
Q2 2023 compared with Q2 2022
Other income increased due to the following:
•Prior year charges and accruals of reserves attributable to suspending and winding down our businesses and operations in Russia and UOP matters of approximately $0.1 billion, and
•Higher interest income of approximately $0.1 billion,
•Partially offset by lower pension and other postretirement income of approximately $0.1 billion.
YTD 2023 compared with YTD 2022
Other income decreased due to the following:
•Lower pension and other postretirement income of approximately $0.3 billion,
•Partially offset by higher interest income of approximately $0.1 billion and prior year charges attributable to suspending and winding down our businesses and operations in Russia and UOP matters of approximately $0.1 billion.
Tax Expense
Q2 2023 compared with Q2 2022
The effective tax rate decreased due to benefits from taxes on non-U.S. earnings, lower accrued withholding tax related to unremitted foreign earnings, favorable resolution of tax matters, employee share-based compensation deductions, and lower repositioning related expenses, representing a 470 basis-point decrease.
YTD 2023 compared with YTD 2022
The effective tax rate decreased due to the following:
•Benefits from taxes on non-U.S. earnings, favorable resolution of tax matters, and lower repositioning related expenses, representing a 450 basis-point decrease,
•Partially offset by tax expense from accrued withholding tax related to unremitted foreign earnings representing a 30 basis-point increase.
37    Honeywell International Inc.

Net Income Attributable to Honeywell
Q2 2023 compared to Q2 2022
Earnings per share of common stock–assuming dilution increased due to the following:
•Higher segment profit from all of our reportable business segments impacted earnings per share by $0.21 after tax,
•Lower repositioning and other charges, due to prior year charges attributable to suspending and winding down our businesses and operations in Russia, impacted earnings per share by $0.18 after tax, and
•Prior year recognition of an expense related to UOP Matters impacted earnings per share by $0.07, with no tax impact,
•Partially offset by lower pension income which impacted earnings per share by $0.14 after tax.
YTD 2023 compared to YTD 2022
Earnings per share of common stock–assuming dilution increased due to the following:
•Lower repositioning and other charges, including charges attributable to suspending and winding down our businesses and operations in Russia, impacted earnings per share by $0.52 after tax,
•Higher segment profit from all of our reportable business segments impacted earnings per share by $0.41 after tax, and
•Higher interest income impacted earnings per share by $0.13 after tax,
•Partially offset by lower pension income which impacted earnings per share by $0.27 after tax.

38    Honeywell International Inc.

REVIEW OF BUSINESS SEGMENTS
We globally manage our business operations through four reportable business segments: Aerospace, Honeywell Building Technologies, Performance Materials and Technologies, and Safety and Productivity Solutions.
AEROSPACE
Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Net sales	$3,341	$2,898	15%	$6,452	$5,647	14%
Cost of products and services sold	2,041	1,778		3,977	3,412
Selling, general and administrative and other expenses	376	353		724	715
Segment profit	$924	$767	20%	$1,751	$1,520	15%

	2023 vs. 2022
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic(1)	16%	21%	15%	16%
Foreign currency translation	(1)%	(1)%	(1)%	(1)%
Acquisitions, divestitures, and other, net	—%	—%	—%	—%
Total % change	15%	20%	14%	15%
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
Q2 2023 compared to Q2 2022
Sales increased $443 million due to higher organic sales of $330 million in Commercial Aviation Aftermarket primarily driven by higher sales volumes in air transport due to an increase in flight hours and higher organic sales of $83 million in Commercial Aviation Original Equipment primarily driven by higher sales volumes due to increased shipments.
Segment profit increased $157 million and segment margin percentage increased 120 basis points to 27.7% compared to 26.5% for the same period of 2022.
39    Honeywell International Inc.

YTD 2023 compared to YTD 2022
Sales increased $805 million due to higher organic sales of $592 million in Commercial Aviation Aftermarket primarily driven by higher sales volumes in air transport due to an increase in flight hours and higher organic sales of $150 million in Commercial Aviation Original Equipment primarily driven by higher sales volumes due to increased shipments.
Segment profit increased $231 million and segment margin percentage increased 20 basis points to 27.1% compared to 26.9% for the same period of 2022.
HONEYWELL BUILDING TECHNOLOGIES
Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Net sales	$1,510	$1,531	(1)%	$2,997	$2,960	1%
Cost of products and services sold	809	825		1,601	1,612
Selling, general and administrative and other expenses	316	346		636	652
Segment profit	$385	$360	7%	$760	$696	9%

	2023 vs. 2022
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	—%	7%	5%	12%
Foreign currency translation	(1)%	—%	(4)%	(3)%
Acquisitions, divestitures, and other, net	—%	—%	—%	—%
Total % change	(1)%	7%	1%	9%
Q2 2023 compared to Q2 2022
Sales decreased $21 million due to the unfavorable impact of foreign currency translation.
Segment profit increased $25 million and segment margin percentage increased 200 basis points to 25.5% compared to 23.5% for the same period of 2022.
40    Honeywell International Inc.

YTD 2023 compared to YTD 2022
Sales increased $37 million due to higher organic sales of $84 million in Building Solutions primarily driven by higher sales volumes in building projects and services and higher organic sales of $51 million in Products primarily driven by increased pricing, partially offset by the unfavorable impact of foreign currency translation of $100 million.
Segment profit increased $64 million and segment margin percentage increased 190 basis points to 25.4% compared to 23.5% for the same period of 2022.
PERFORMANCE MATERIALS AND TECHNOLOGIES
Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Net sales	$2,861	$2,694	6%	$5,610	$5,147	9%
Cost of products and services sold	1,796	1,650		3,527	3,166
Selling, general and administrative and other expenses	443	443		895	870
Segment profit	$622	$601	3%	$1,188	$1,111	7%

	2023 vs. 2022
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	7%	4%	11%	9%
Foreign currency translation	(1)%	(1)%	(2)%	(2)%
Acquisitions, divestitures, and other, net	—%	—%	—%	—%
Total % change	6%	3%	9%	7%
Q2 2023 compared to Q2 2022
Sales increased $167 million due to higher organic sales of $129 million in Process Solutions primarily driven by increased demand in projects and lifecycle solutions and services and higher organic sales of $61 million in UOP primarily driven by growth in gas processing.
Segment profit increased $21 million and segment margin percentage decreased 60 basis points to 21.7% compared to 22.3% for the same period of 2022.
41    Honeywell International Inc.

YTD 2023 compared to YTD 2022
Sales increased $463 million due to higher organic sales of $307 million in Process Solutions primarily driven by increased demand in projects and lifecycle solutions and services, higher organic sales of $150 million in UOP primarily driven by growth in gas processing and refining catalyst shipments, and higher organic sales of $93 million in Advanced Materials primarily driven by increased pricing, partially offset by the unfavorable impact of foreign currency translation of $87 million.
Segment profit increased $77 million and segment margin percentage decreased 40 basis points to 21.2% compared to 21.6% for the same period of 2022.
SAFETY AND PRODUCTIVITY SOLUTIONS
Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Net sales	$1,433	$1,829	(22)%	$2,948	$3,573	(17)%
Cost of products and services sold	891	1,234		1,834	2,385
Selling, general and administrative and other expenses	303	364		615	704
Segment profit	$239	$231	3%	$499	$484	3%

	2023 vs. 2022
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	(21)%	4%	(16)%	5%
Foreign currency translation	(1)%	(1)%	(1)%	(2)%
Acquisitions, divestitures, and other, net	—%	—%	—%	—%
Total % change	(22)%	3%	(17)%	3%
Q2 2023 compared to Q2 2022
Sales decreased $396 million due to lower organic sales of $234 million in Warehouse and Workflow Solutions primarily driven by lower demand for projects and lower organic sales of $136 million in Productivity Solutions and Services primarily driven by lower demand for products.
Segment profit increased $8 million and segment margin percentage increased 410 basis points to 16.7% compared to 12.6% for the same period in 2022.
42    Honeywell International Inc.

YTD 2023 compared to YTD 2022
Sales decreased $625 million due to lower organic sales of $360 million in Warehouse and Workflow Solutions primarily driven by lower demand for projects and lower organic sales of $180 million in Productivity Solutions and Services primarily driven by lower demand for products.
Segment profit increased $15 million and segment margin percentage increased 340 basis points to 16.9% compared to 13.5% for the same period in 2022.
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
REPOSITIONING CHARGES
See Note 5 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in the six months ended June 30, 2023, and 2022. Cash spending related to our repositioning actions was $150 million in the six months ended June 30, 2023, and was funded through operating cash flows.
43    Honeywell International Inc.

LIQUIDITY AND CAPITAL RESOURCES
(Dollars in tables in millions)
We manage our businesses to maximize operating cash flows as the primary source of liquidity. Each of our businesses is focused on increasing operating cash flows through revenue growth, margin expansion, and improved working capital turnover. Additional sources of liquidity include U.S. cash balances, and the ability to access non-U.S. cash balances, short-term debt from the commercial paper market, long-term borrowings, committed credit lines, and access to the public debt and equity markets.
CASH
We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty. As of June 30, 2023, and December 31, 2022, we held $8.8 billion and $10.1 billion, respectively, of cash and cash equivalents, including our short-term investments.
As of June 30, 2023, $5.1 billion of the Company’s cash, cash equivalents, and short-term investments were held by non-U.S. subsidiaries. We do not have material amounts related to any jurisdiction subject to currency control restrictions that impact our ability to access and repatriate such amounts. Under current laws, we do not expect taxes on repatriation or restrictions on amounts held outside of the U.S. to have a material effect on our overall liquidity.
CASH FLOW SUMMARY
Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Six Months Ended June 30,
	2023	2022	Variance
Cash and cash equivalents at beginning of period	$9,627	$10,959	$(1,332)
Operating activities
Net income attributable to Honeywell	2,881	2,395	486
Noncash adjustments	842	931	(89)
Changes in working capital	(729)	(1,578)	849
NARCO Buyout payment	(1,325)	—	(1,325)
Other operating activities	(1,093)	(923)	(170)
Net cash provided by operating activities	576	825	(249)
Net cash provided by (used for) investing activities	(709)	414	(1,123)
Net cash used for financing activities	(863)	(3,832)	2,969
Effect of exchange rate changes on cash and cash equivalents	(5)	(118)	113
Net decrease in cash and cash equivalents	(1,001)	(2,711)	1,710
Cash and cash equivalents at end of period	$8,626	$8,248	$378
Cash related to operating activities decreased by $249 million primarily driven by the payment pursuant to the North American Refractories Company (NARCO) Amended Buyout Agreement and payment for the settlement of UOP Matters. This was partially offset by cash generated from operations, which included a favorable impact of working capital and the HWI Net Sale Proceeds. The favorable impact of working capital was driven by a $399 million decrease in Accounts receivable, primarily due to higher cash receipts, and a $354 million increase in Accounts payable, primarily due to increased material receipts and lower disbursements. See Note 14 Commitments and Contingencies of Notes to the Consolidated Financial Statements for additional information on the NARCO Amended Buyout Agreement, HWI Net Sale Proceeds, and UOP Matters.
Cash related to investing activities decreased by $1,123 million primarily due to a $483 million increase in cash paid for acquisitions, $409 million cash receipts from Garrett Motion Inc. (Garrett) in 2022, and $375 million decrease in cash receipts from settlements of derivative contracts related to foreign exchange hedging, partially offset by $227 million net decrease in investments, as maturing short-term investments are moved into cash deposits.
44    Honeywell International Inc.

Cash related to financing activities increased by $2,969 million primarily due to a $2,965 million increase in proceeds from the issuance of long-term debt and $1,261 million decrease in repurchases of common stock, partially offset by $1,295 increase in payments of long-term debt.
CASH REQUIREMENTS AND ASSESSMENT OF CURRENT LIQUIDITY
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, share repurchases, dividends, strategic acquisitions, and debt repayments. On April 24, 2023, the Board of Directors authorized the repurchase of up to $10 billion of Honeywell common stock, including approximately $2.1 billion of remaining availability under the previously announced $10 billion share repurchase authorization. During the six months ended June 30, 2023, we repurchased common stock of $1,176 million. Refer to the section titled Liquidity and Capital Resources of our 2022 Form 10-K for a discussion of our expected capital expenditures, share repurchases, and dividends for 2023.
We continue to identify opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers and transfer of our trade receivables to unaffiliated financial institutions on a true sale basis. The impact of these programs is not material to our overall liquidity.
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
In early 2023, we made payments of approximately $1.5 billion in connection with the NARCO Buyout and UOP Matters. Pursuant to the NARCO Amended Buyout Agreement, we are entitled to receive proceeds related to the HWI Sale. During the six months ended June 30, 2023, we received proceeds from the HWI Sale in the amount of $275 million. These payments and receipts have not materially impacted our liquidity position. See Note 11 Fair Value Measurements of Notes to Consolidated Financial Statements for additional discussion related to the fair value of future proceeds from the HWI Sale.
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
BORROWINGS
We leverage a variety of debt instruments to manage our overall borrowing costs. As of June 30, 2023, and December 31, 2022, our total borrowings were $21.4 billion and $19.6 billion, respectively.

	June 30, 2023	December 31, 2022
Commercial paper	$2,826	$2,715
Variable rate notes	22	22
Fixed rate notes	18,834	17,086
Other	232	267
Fair value of hedging instruments	(285)	(287)
Debt issuance costs	(256)	(233)
Total borrowings	$21,373	$19,570
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
45    Honeywell International Inc.

We also have the following revolving credit agreements:
•A $1.5 billion 364-day credit agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated as of March 20, 2023. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 18, 2024, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 18, 2025, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 364-Day Credit Agreement replaced the previously reported $1.5 billion 364-day credit agreement dated as of March 24, 2022, which was terminated in accordance with its terms effective March 20, 2023. As of June 30, 2023, there were no outstanding borrowings under our 364-Day Credit Agreement.
•A $4.0 billion five-year credit agreement (the 5-Year Credit Agreement) with a syndicate of banks, dated as of March 20, 2023. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 5-Year Credit Agreement amended and restated the previously reported $4.0 billion amended and restated five-year credit agreement dated as of March 24, 2022. As of June 30, 2023, there were no outstanding borrowings under our 5-Year Credit Agreement.
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
CREDIT RATINGS
Our ability to access the global debt capital markets and the related cost of these borrowings is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of June 30, 2023, S&P Global Inc. (S&P), Fitch Ratings Inc. (Fitch), and Moody’s Investor Service (Moody's) have ratings on our debt set forth in the table below:

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
46    Honeywell International Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2022 Annual Report on Form 10-K. As of June 30, 2023, there has been no material change in this information.
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
47    Honeywell International Inc.

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
During the quarter ended June 30, 2023, Honeywell purchased 2,430,801 shares of its common stock, par value $1 per share. As of June 30, 2023, $9.6 billion remained available for additional share repurchases. The following table summarizes our purchases of Honeywell's common stock for the quarter ended June 30, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (Dollars in millions)
April 1-30, 2023	686,048	$193.84	686,048	$9,986
May 1-31, 2023	887,293	$196.05	887,293	$9,812
June 1-30, 2023	857,460	$198.17	857,460	$9,642
48    Honeywell International Inc.

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
ITEM 5. OTHER INFORMATION
EQUITY TRADING PLAN ELECTIONS
Certain executive officers and directors of the Company may execute purchases and sales of the Company's common stock through 10b5-1 and non-Rule 10b5-1 equity trading plans. The following table describes equity trading plans adopted by our executive officers and directors during the three months ended June 30, 2023:

Name and title	Action	Plan Type	Date of adoption of Rule 10b5-1 trading plan	Scheduled expiration of Rule 10b5-1 trading plan	Aggregate number of securities to be purchased or sold
Kevin Burke Director	Adoption	Rule 10b5-1	5/30/2023	11/30/2024	5,732 stock options and associated sale of shares to cover option exercise costs and tax obligations.
During the three months ended June 30, 2023, none of our executive officers or directors terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any non-Rule 10b5-1 equity trading arrangement (as defined in Item 408(c) of Regulation S-K).
49    Honeywell International Inc.

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

HONEYWELL INTERNATIONAL INC.

Date: July 27, 2023	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

51    Honeywell International Inc.