Form 10-Q
period 2023-09-30
HONEYWELL INTERNATIONAL INC
filed 2023-10-26
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 659,250,644 shares of Common Stock outstanding at September 30, 2023.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
We describe many of the trends and other factors that drive our business and future results in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other parts of this report (including Part II, Item 1A Risk Factors). Such discussions contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are those that address activities, events, or developments that management intends, expects, projects, believes, or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors, many of which are difficult to predict and outside of our control. They are not guarantees of future performance, and actual results, developments, and business decisions may differ significantly from those envisaged by our forward-looking statements. We do not undertake to update or revise any of our forward-looking statements, except as required by applicable securities law. Our forward-looking statements are also subject to material risks and uncertainties, including ongoing macroeconomic and geopolitical risks, such as lower GDP growth or recession, capital markets volatility, inflation, and certain regional conflicts, that can affect our performance in both the near- and long-term. In addition, no assurance can be given that any plan, initiative, projection, goal, commitment, expectation, or prospect set forth in this Form 10-Q can or will be achieved. These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission (SEC), including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in this report and our 2022 Annual Report on Form 10-K. Any forward-looking plans described herein are not final and may be modified or abandoned at any time.

1    Honeywell International Inc.

ABOUT HONEYWELL
Honeywell International Inc. (Honeywell, we, us, our, or the Company) is an integrated operating company serving a broad range of industries and geographies around the world. Our portfolio of solutions is uniquely positioned to blend physical products with software to serve customers worldwide with aerospace products and services, energy efficient products and solutions for businesses, specialty chemicals, electronic and advanced materials, process technology for refining and petrochemicals, and productivity, sensing, safety, and security technologies for buildings and industries. Our products and solutions enable a safer, more comfortable, and more productive world, enhancing the quality of life of people around the globe. The Honeywell brand dates back to 1906, and the Company was incorporated in Delaware in 1985.
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
2    Honeywell International Inc.

PART I. FINANCIAL INFORMATION
The financial statements and related notes as of September 30, 2023, should be read in conjunction with the financial statements for the year ended December 31, 2022, contained in the Company's 2022 Annual Report on Form 10-K.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions, except per share amounts)
Product sales	$6,294	$6,588	$19,045	$19,404
Service sales	2,918	2,363	8,177	6,876
Net sales	9,212	8,951	27,222	26,280
Costs, expenses and other
Cost of products sold	4,090	4,286	12,291	12,674
Cost of services sold	1,580	1,308	4,503	3,904
Total Cost of products and services sold	5,670	5,594	16,794	16,578
Research and development expenses	364	387	1,096	1,123
Selling, general and administrative expenses	1,252	1,228	3,831	3,965
Other (income) expense	(247)	(337)	(715)	(846)
Interest and other financial charges	206	98	563	270
Total costs, expenses and other	7,245	6,970	21,569	21,090
Income before taxes	1,967	1,981	5,653	5,190
Tax expense	452	432	1,229	1,244
Net income	1,515	1,549	4,424	3,946
Less: Net income (loss) attributable to noncontrolling interest	1	(3)	29	(1)
Net income attributable to Honeywell	$1,514	$1,552	$4,395	$3,947
Earnings per share of common stock—basic	$2.29	$2.30	$6.61	$5.81
Earnings per share of common stock—assuming dilution	$2.27	$2.28	$6.56	$5.76

The Notes to Consolidated Financial Statements are an integral part of this statement.

3    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net income	$1,515	$1,549	$4,424	$3,946
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	59	(423)	(76)	(399)
Pension and other postretirement benefit adjustments	(14)	(10)	(38)	(44)
Changes in fair value of available for sale investments	—	2	3	(7)
Cash flow hedges recognized in other comprehensive income (loss)	29	27	59	66
Less: Reclassification adjustment for gains included in net income	17	23	30	38
Changes in fair value of cash flow hedges	12	4	29	28
Other comprehensive income (loss), net of tax	57	(427)	(82)	(422)
Comprehensive income	1,572	1,122	4,342	3,524
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(2)	(17)	23	(22)
Comprehensive income attributable to Honeywell	$1,574	$1,139	$4,319	$3,546

The Notes to Consolidated Financial Statements are an integral part of this statement.

4    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2023	December 31, 2022
	(Dollars in millions)
ASSETS
Current assets
Cash and cash equivalents	$7,770	$9,627
Short-term investments	164	483
Accounts receivable, less allowances of $342 and $326, respectively	7,833	7,440
Inventories	6,000	5,538
Other current assets	1,553	1,894
Total current assets	23,320	24,982
Investments and long-term receivables	895	945
Property, plant and equipment—net	5,486	5,471
Goodwill	17,793	17,497
Other intangible assets—net	3,310	3,222
Insurance recoveries for asbestos-related liabilities	200	224
Deferred income taxes	377	421
Other assets	9,915	9,513
Total assets	$61,296	$62,275
LIABILITIES
Current liabilities
Accounts payable	$6,428	$6,329
Commercial paper and other short-term borrowings	1,933	2,717
Current maturities of long-term debt	1,670	1,730
Accrued liabilities	7,196	9,162
Total current liabilities	17,227	19,938
Long-term debt	16,683	15,123
Deferred income taxes	2,225	2,093
Postretirement benefit obligations other than pensions	131	146
Asbestos-related liabilities	1,102	1,180
Other liabilities	6,146	6,469
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital—common stock issued	958	958
—additional paid-in capital	8,905	8,564
Common stock held in treasury, at cost	(36,507)	(34,443)
Accumulated other comprehensive loss	(3,551)	(3,475)
Retained earnings	47,426	45,093
Total Honeywell shareowners’ equity	17,231	16,697
Noncontrolling interest	544	622
Total shareowners’ equity	17,775	17,319
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$61,296	$62,275

The Notes to Consolidated Financial Statements are an integral part of this statement.

5    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Cash flows from operating activities
Net income	$4,424	$3,946
Less: Net income (loss) attributable to noncontrolling interest	29	(1)
Net income attributable to Honeywell	4,395	3,947
Adjustments to reconcile net income attributable to Honeywell to net cash provided by (used for) operating activities
Depreciation	493	494
Amortization	382	411
Gain on sale of non-strategic businesses and assets	—	(10)
Repositioning and other charges	331	714
Net payments for repositioning and other charges	(323)	(316)
NARCO Buyout payment	(1,325)	—
Pension and other postretirement income	(410)	(778)
Pension and other postretirement benefit payments	(25)	(14)
Stock compensation expense	148	163
Deferred income taxes	168	208
Other	(554)	200
Changes in assets and liabilities, net of the effects of acquisitions and divestitures
Accounts receivable	(344)	(660)
Inventories	(448)	(390)
Other current assets	141	125
Accounts payable	96	(365)
Accrued liabilities	(340)	(821)
Net cash provided by operating activities	2,385	2,908
Cash flows from investing activities
Capital expenditures	(675)	(525)
Proceeds from disposals of property, plant and equipment	21	11
Increase in investments	(404)	(834)
Decrease in investments	808	884
Receipts from Garrett Motion Inc.	—	409
Receipts (payments) from settlements of derivative contracts	212	773
Cash paid for acquisitions, net of cash acquired	(716)	(178)
Net cash provided by (used for) investing activities	(754)	540
Cash flows from financing activities
Proceeds from issuance of commercial paper and other short-term borrowings	10,727	5,310
Payments of commercial paper and other short-term borrowings	(11,484)	(5,324)
Proceeds from issuance of common stock	151	121
Proceeds from issuance of long-term debt	2,985	2
Payments of long-term debt	(1,410)	(1,818)
Repurchases of common stock	(2,187)	(2,827)
Cash dividends paid	(2,144)	(2,028)
Other	(65)	(45)
Net cash used for financing activities	(3,427)	(6,609)
Effect of foreign exchange rate changes on cash and cash equivalents	(61)	(349)
Net decrease in cash and cash equivalents	(1,857)	(3,510)
Cash and cash equivalents at beginning of period	9,627	10,959
Cash and cash equivalents at end of period	$7,770	$7,449

The Notes to Consolidated Financial Statements are an integral part of this statement.

6    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Shares	$	Shares	$	Shares	$	Shares	$
	(In millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		8,866		8,397		8,564		8,141
Issued for employee savings and option plans		—		12		193		146
Stock-based compensation expense		39		51		148		173
Ending balance		8,905		8,460		8,905		8,460
Treasury stock
Beginning balance	(293.6)	(35,510)	(283.9)	(32,814)	(290.0)	(34,443)	(272.8)	(30,462)
Reacquired stock or repurchases of common stock	(5.3)	(1,011)	(2.1)	(390)	(11.3)	(2,187)	(15.1)	(2,827)
Issued for employee savings and option plans	0.6	14	0.7	22	3.0	123	2.6	107
Ending balance	(298.3)	(36,507)	(285.3)	(33,182)	(298.3)	(36,507)	(285.3)	(33,182)
Retained earnings
Beginning balance		46,596		43,883		45,093		42,827
Net income attributable to Honeywell		1,514		1,552		4,395		3,947
Dividends on common stock		(684)		(668)		(2,062)		(2,007)
Ending balance		47,426		44,767		47,426		44,767
Accumulated other comprehensive income (loss)
Beginning balance		(3,611)		(2,883)		(3,475)		(2,895)
Foreign exchange translation adjustment		62		(409)		(70)		(378)
Pension and other postretirement benefit adjustments		(14)		(10)		(38)		(44)
Changes in fair value of available for sale investments		—		2		3		(7)
Changes in fair value of cash flow hedges		12		4		29		28
Ending balance		(3,551)		(3,296)		(3,551)		(3,296)
Noncontrolling interest
Beginning balance		595		649		622		673
Net income (loss) attributable to noncontrolling interest		1		(3)		29		(1)
Foreign exchange translation adjustment		(3)		(14)		(6)		(21)
Dividends paid		(49)		(9)		(101)		(42)
Contributions from noncontrolling interest holders		—		—		—		14
Ending balance		544		623		544		623
Total shareowners' equity	659.3	17,775	672.3	18,330	659.3	17,775	672.3	18,330
Cash dividends per share of common stock		$1.03		$0.98		$3.09		$2.94

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
Honeywell reports its quarterly financial information using a calendar convention; the first, second, and third quarters are consistently reported as ending on March 31, June 30, and September 30, respectively. It is Honeywell's practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires Honeywell's businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on the Company's business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, Honeywell will provide appropriate disclosures. Honeywell's actual closing dates for the three and nine months ended September 30, 2023, and 2022, were September 30, 2023, and October 1, 2022, respectively.
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
Amounts outstanding related to SCF programs are included in Accounts payable in the Consolidated Balance Sheet. Accounts payable included approximately $1,076 million and $992 million as of September 30, 2023, and December 31, 2022, respectively. The impact of these programs is not material to the Company's overall liquidity.
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
NOTE 3. ACQUISITIONS AND DIVESTITURES
ACQUISITIONS
On August 25, 2023, the Company acquired 100% of the outstanding equity interests of SCADAfence, a provider of operational technology and Internet of Things cybersecurity solutions for monitoring large scale networks, for total consideration of $52 million, net of cash acquired. The business is included in the Performance Materials and Technologies reportable business segment. The assets and liabilities acquired with SCADAfence are included in the Consolidated Balance Sheet as of September 30, 2023, including $17 million of intangible assets and $42 million of goodwill, which is not deductible for tax purposes. The purchase accounting is subject to final adjustment, primarily for the value of intangible assets, amounts allocated to goodwill, and tax balances.
On June 30, 2023, the Company acquired 100% of the outstanding equity interests of Compressor Controls Corporation, a turbomachinery services and controls company based in the United States, for total cash consideration of $671 million, net of cash acquired. The business is included in the Performance Materials and Technologies reportable business segment. The assets and liabilities acquired with Compressor Controls Corporation are included in the Consolidated Balance Sheet as of September 30, 2023, including $314 million of intangible assets and $311 million allocated to goodwill, which is deductible for tax purposes. The identifiable intangible assets primarily include customer relationships amortized over an estimated life of 15 years using an excess earnings amortization method. The purchase accounting is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, and tax balances.
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
DIVESTITURES
For the nine months ended September 30, 2023, the Company completed no divestitures.
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
NOTE 4. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
The Company has a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following disaggregated revenue table and related discussions by reportable business segment for details:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Aerospace
Commercial Aviation Original Equipment	$563	$538	$1,711	$1,543
Commercial Aviation Aftermarket	1,634	1,339	4,590	3,715
Defense and Space	1,302	1,099	3,650	3,365
Net Aerospace sales	3,499	2,976	9,951	8,623
Honeywell Building Technologies
Products	894	915	2,720	2,730
Building Solutions	636	611	1,807	1,756
Net Honeywell Building Technologies sales	1,530	1,526	4,527	4,486
Performance Materials and Technologies
UOP	668	633	1,856	1,677
Process Solutions	1,316	1,141	3,898	3,472
Advanced Materials	883	946	2,723	2,718
Net Performance Materials and Technologies sales	2,867	2,720	8,477	7,867
Safety and Productivity Solutions
Sensing and Safety Technologies	675	709	2,071	2,165
Productivity Solutions and Services	304	435	994	1,328
Warehouse and Workflow Solutions	335	583	1,197	1,807
Net Safety and Productivity Solutions sales	1,314	1,727	4,262	5,300
Corporate and All Other	2	2	5	4
Net sales	$9,212	$8,951	$27,222	$26,280
Aerospace – A global supplier of products, software, and services for aircrafts that it sells to original equipment manufacturers (OEM) and other customers in a variety of end markets including: air transport, regional, business and general aviation aircraft, airlines, aircraft operators, and defense and space contractors. Aerospace products and services include auxiliary power units, propulsion engines, environmental control systems, integrated avionics, wireless connectivity services, electric power systems, engine controls, flight safety, communications, navigation hardware, data and software applications, radar and surveillance systems, aircraft lighting, management and technical services, advanced systems and instruments, satellite and space components, aircraft wheels and brakes, repair and overhaul services, and thermal systems. Aerospace also provides spare parts, repair, overhaul, maintenance services (principally to aircraft operators), and sells licenses or intellectual property to other parties. Honeywell Forge solutions are leveraged by the Company's customers as tools to turn data into predictive maintenance and predictive analytics to enable better fleet management and make flight operations more efficient.
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
The Company recognizes revenue arising from performance obligations outlined in contracts with its customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based off timing of recognition is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Products, transferred point in time	57%	61%	58%	60%
Products, transferred over time	11	13	12	14
Net product sales	68	74	70	74
Services, transferred point in time	12	7	10	8
Services, transferred over time	20	19	20	18
Net service sales	32	26	30	26
Net sales	100%	100%	100%	100%
11    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
CONTRACT BALANCES
The Company tracks progress on satisfying performance obligations under contracts with customers. The related billings and cash collections are recorded in the Consolidated Balance Sheet in Accounts receivable—net and Other assets (unbilled receivables (contract assets) and billed receivables), and Accrued liabilities and Other liabilities (customer advances and deposits (contract liabilities)). Unbilled receivables arise when the timing of cash collected from customers differs from the timing of revenue recognition, such as when contract provisions require specific milestones to be met before a customer can be billed. Contract assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. Contract liabilities are recorded when customers remit contractual cash payments in advance of the Company satisfying performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period of time. Contract liabilities are derecognized when revenue is recorded, either when a milestone is met triggering the contractual right to bill or when the performance obligation is satisfied.
Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.
The following table summarizes the Company's contract assets and liabilities balances:

	2023	2022
Contract assets—January 1	$2,294	$2,060
Contract assets—September 30	2,418	2,239
Change in contract assets—increase (decrease)	$124	$179
Contract liabilities—January 1	$(4,583)	$(4,290)
Contract liabilities—September 30	(4,081)	(4,177)
Change in contract liabilities—decrease (increase)	$502	$113
Net change	$626	$292
For the three and nine months ended September 30, 2023, the Company recognized revenue of $333 million and $1,814 million, respectively, that was previously included in the beginning balance of contract liabilities. For the three and nine months ended September 30, 2022, the Company recognized revenue of $362 million and $1,633 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets included $2,377 million and $2,265 million of unbilled balances under long-term contracts as of September 30, 2023, and December 31, 2022, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.
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
12    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table outlines the Company's remaining performance obligations disaggregated by reportable business segment:

September 30, 2023
Aerospace	$13,749
Honeywell Building Technologies	7,105
Performance Materials and Technologies	8,331
Safety and Productivity Solutions	2,164
Corporate and All Other[1]	3
Total performance obligations	$31,352

1	The remaining performance obligations within Corporate and All Other relate to the Quantinuum business.
Performance obligations recognized as of September 30, 2023, will be satisfied over the course of future periods. The Company's disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 59% and 41%, respectively.
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
NOTE 5. REPOSITIONING AND OTHER CHARGES
A summary of net repositioning and other charges follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Severance	$35	$43	$121	$75
Asset impairments	16	5	37	153
Exit costs	36	20	98	78
Reserve adjustments	(23)	(2)	(40)	(54)
Total net repositioning charges	64	66	216	252
Asbestos-related charges, net of insurance and reimbursements	24	29	79	115
Probable and reasonably estimable environmental liabilities, net of reimbursements	6	3	40	19
Other charges	(6)	2	(4)	328
Total net repositioning and other charges	$88	$100	$331	$714
The following table summarizes the pre-tax distribution of total net repositioning and other charges by classification in the Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of products and services sold	$57	$85	$200	$429
Selling, general and administrative expenses	31	24	122	237
Other (income) expense	—	(9)	9	48
Total net repositioning and other charges	$88	$100	$331	$714
13    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the pre-tax amount of total net repositioning and other charges by reportable business segment. These amounts are excluded from segment profit as described in Note 17 Segment Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Aerospace	$10	$(2)	$21	$34
Honeywell Building Technologies	9	10	40	47
Performance Materials and Technologies	22	15	45	262
Safety and Productivity Solutions	23	55	94	197
Corporate and All Other	24	22	131	174
Total net repositioning and other charges	$88	$100	$331	$714
NET REPOSITIONING CHARGES
In the three months ended September 30, 2023, the Company recognized gross repositioning charges totaling $87 million, including severance costs of $35 million related to workforce reductions of 1,567 manufacturing and administrative positions primarily in the Company's Honeywell Building Technologies and Safety and Productivity Solutions reportable business segments. The workforce reductions were related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $16 million primarily related to the write-down of certain assets within the Company's Safety and Productivity Solutions reportable business segment and corporate function. The repositioning charges also included exit costs of $36 million related to current period costs incurred for closure obligations associated with site transitions primarily in the Company's Performance Materials and Technologies and Safety and Productivity Solutions reportable business segments. Also, $23 million of previously established reserves, primarily for severance, were returned to income due to higher than expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
In the three months ended September 30, 2022, the Company recognized gross repositioning charges totaling $68 million, including severance costs of $43 million related to workforce reductions of 1,276 manufacturing and administrative positions primarily in the Company's Safety and Productivity Solutions reportable business segment. The workforce reductions were related to the Company's productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $5 million related to the write-down of certain manufacturing equipment. The repositioning charges also included exit costs of $20 million related to current period costs incurred for closure obligations associated with site transitions in the Company's Safety and Productivity Solutions and Aerospace reportable business segments.
In the nine months ended September 30, 2023, the Company recognized gross repositioning charges totaling $256 million, including severance costs of $121 million related to workforce reductions of 4,128 manufacturing and administrative positions primarily in the Company's Safety and Productivity Solutions and Honeywell Building Technologies reportable business segments. The workforce reductions were primarily related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $37 million related to the write-down of certain assets within the Company's Safety and Productivity Solutions reportable business segment. The repositioning charges also included exit costs of $98 million related to current period costs incurred for closure obligations associated with site transitions across all of the Company's reportable business segments and corporate function. Also, $40 million of previously established reserves, primarily for severance, were returned to income due to higher than expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
In the nine months ended September 30, 2022, the Company recognized gross repositioning charges totaling $306 million, including asset impairments of $153 million for the write-down of certain manufacturing equipment, primarily related to closing and relocating the production of certain respiratory manufacturing from a U.S.-based facility to a non-U.S. facility in the Company's Safety and Productivity Solutions reportable business segment. The repositioning charges included exit costs of $78 million primarily related to current period exit costs incurred for new and previously approved repositioning projects and closure obligations associated with site transitions in the Company's Performance Materials and Technologies and Aerospace reportable business segments. The repositioning charges also included severance costs of $75 million related to workforce reductions of 2,940 manufacturing and administrative positions across the Company's reportable business segments. The workforce reductions related to cost savings actions taken in connection with the Company's productivity and ongoing functional transformation initiatives and to site transitions to more cost-effective locations. Also, $54 million of previously established reserves, primarily for severance, were returned to income due to higher than expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
14    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the status of the Company's total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2022	$235	$—	$74	$309
Charges	121	37	98	256
Usage—cash	(138)	—	(80)	(218)
Usage—noncash	—	(35)	—	(35)
Foreign currency translation	5	—	16	21
Adjustments	(31)	(2)	(7)	(40)
Balance at September 30, 2023	$192	$—	$101	$293
Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the nine months ended September 30, 2023, and 2022, were $40 million and $46 million, respectively.
OTHER CHARGES
During the nine months ended September 30, 2023, the Company recorded a fair value adjustment, within Asbestos-related charges, net of insurance and reimbursements in the table above and Other (income) expense on the Consolidated Statement of Operations, related to HWI Net Sale Proceeds (as defined in Note 11 Fair Value Measurements) and reduced the estimate by $11 million. See Note 11 Fair Value Measurements and Note 14 Commitments and Contingencies for further discussion.
During the three months ended September 30, 2022, the Company recognized a net reduction of Other charges previously recognized of $16 million. The Other charges included costs incurred related to the Wind down of operations in Russia. The reduction of Other charges primarily related to a favorable foreign exchange revaluation on an intercompany loan with a Russian affiliate, in addition to the recovery of outstanding accounts receivable previously reserved against, recorded to Other (income) expense and Selling, general and administrative expense on the Consolidated Statement of Operations, respectively. This was partially offset by the recognition of an additional expense for called guarantees recorded to Other (income) expense on the Consolidated Statement of Operations.
During the nine months ended September 30, 2022, the Company recognized $291 million of Other charges. The Other charges included costs incurred related to the initial suspension (the Suspension) and Wind down of businesses and operations in Russia. These costs impacted all reportable business segments, with the most significant impact within the Performance Materials and Technologies reportable business segment. The Other charges included costs recorded in Cost of products sold, Selling, general and administrative expenses, or Other (income) expense on the Consolidated Statement of Operations. For the nine months ended September 30, 2022, Cost of products and services sold included $60 million primarily related to inventory reserves and the write-down of other assets, Selling, general and administrative included $183 million primarily related to reserves against outstanding accounts receivable and contract assets, impairment of intangible assets, the write-down of other assets, and employee severance, and Other (income) expense included $48 million related to foreign exchange revaluation on an intercompany loan with a Russian affiliate, impairment of property, plant and equipment, and expenses for called guarantees. For the nine months ended September 30, 2022, the Other charges did not include a $2 million tax valuation allowance recorded to Tax expense on the Consolidated Statement of Operations, directly attributable to the Company's Wind down of businesses and operations in Russia.
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
NOTE 6. INCOME TAXES
The effective tax rate was higher than the U.S. federal statutory rate of 21% but decreased during 2023 compared to 2022 resulting from increased benefits of taxes on non-U.S. earnings and lower repositioning related expenses, partially offset by other accrued taxes.
15    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 7. INVENTORIES

	September 30, 2023	December 31, 2022
Raw materials	$1,485	$1,407
Work in process	1,248	1,049
Finished products	3,267	3,082
Total Inventories	$6,000	$5,538
NOTE 8. LONG-TERM DEBT AND CREDIT AGREEMENTS

	September 30, 2023	December 31, 2022
1.30% Euro notes due 2023	$—	$1,334
3.35% notes due 2023	300	300
0.00% Euro notes due 2024	527	534
2.30% notes due 2024	750	750
4.85% notes due 2024	400	400
1.35% notes due 2025	1,250	1,250
2.50% notes due 2026	1,500	1,500
1.10% notes due 2027	1,000	1,000
3.50% Euro notes due 2027	685	—
4.95% notes due 2028	500	500
2.25% Euro notes due 2028	790	800
4.25% notes due 2029	750	—
2.70% notes due 2029	750	750
1.95% notes due 2030	1,000	1,000
1.75% notes due 2031	1,500	1,500
0.75% Euro notes due 2032	527	534
3.75% Euro notes due 2032	527	—
5.00% notes due 2033	1,100	1,100
4.50% notes due 2034	1,000	—
4.125% Euro notes due 2034	1,054	1,067
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
2.80% notes due 2050	750	750
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases), 7.4% weighted average interest rate maturing at various dates through 2029	228	265
Fair value of hedging instruments	(323)	(287)
Debt issuance costs	(251)	(233)
Total Long-term debt and current related maturities	18,353	16,853
Less: Current maturities of long-term debt	1,670	1,730
Total Long-term debt	$16,683	$15,123
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
As of September 30, 2023, there were no outstanding borrowings under the 364-Day Credit Agreement or the 5-Year Credit Agreement.
NOTE 9. LEASES
The Company's operating and finance lease portfolio is described in Note 10 Leases of Notes to Consolidated Financial Statements in the Company's 2022 Annual Report on Form 10-K.
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2023	2022
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$176	$86
Finance leases	31	43
17    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Supplemental balance sheet information related to leases was as follows:

	September 30, 2023	December 31, 2022
Operating leases
Other assets	$917	$881
Accrued liabilities	193	192
Other liabilities	822	775
Total operating lease liabilities	1,015	967
Financing leases
Property, plant and equipment	393	383
Accumulated depreciation	(187)	(161)
Property, plant and equipment—net	206	222
Current maturities of long-term debt	84	77
Long-term debt	112	145
Total financing lease liabilities	$196	$222
NOTE 10. DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
Honeywell's foreign currency, interest rate, credit, and commodity price risk management policies are described in Note 11 Derivative Instruments and Hedging Transactions of Notes to Consolidated Financial Statements in the Company's 2022 Annual Report on Form 10-K.
The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheet as of September 30, 2023, and December 31, 2022:

	Notional		Fair Value Asset		Fair Value (Liability)
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivatives in fair value hedging relationships
Interest rate swap agreements	$4,967	$4,984	$—	$16	$(323)	$(303)
Derivatives in cash flow hedging relationships
Foreign currency exchange contracts	705	866	47	19	—	(5)
Commodity contracts	7	9	—	—	—	(1)
Derivatives in net investment hedging relationships
Cross currency swap agreements	4,189	3,189	44	90	—	—
Total derivatives designated as hedging instruments	9,868	9,048	91	125	(323)	(309)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	9,256	9,679	7	74	(22)	(3)
Total derivatives at fair value	$19,124	$18,727	$98	$199	$(345)	$(312)
All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Accrued liabilities or Other liabilities.
In addition to the foreign currency derivative contracts designated as net investment hedges, certain of the Company's foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $5,880 million and $3,836 million as of September 30, 2023, and December 31, 2022, respectively.
18    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table sets forth the amounts recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Long-term debt	$4,644	$4,696	$(323)	$(287)
The following tables summarize the location and impact to the Consolidated Statement of Operations related to derivative instruments:

	Three Months Ended September 30, 2023
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$9,212	$4,090	$1,580	$1,252	$(247)	$206
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income (loss) into income	5	10	4	2	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	38
Derivatives designated as hedges	—	—	—	—	—	(38)
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	212	—

	Three Months Ended September 30, 2022
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$8,951	$4,286	$1,308	$1,228	$(337)	$98
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income (loss) into income	4	20	6	(2)	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	186
Derivatives designated as hedges	—	—	—	—	—	(186)
Gain or (loss) on net investment hedges
Foreign currency exchange contracts
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—	4
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	402	—
19    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Nine Months Ended September 30, 2023
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$27,222	$12,291	$4,503	$3,831	$(715)	$563
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income (loss) into income	8	19	7	6	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	36
Derivatives designated as hedges	—	—	—	—	—	(36)
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	63	—

	Nine Months Ended September 30, 2022
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$26,280	$12,674	$3,904	$3,965	$(846)	$270
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income (loss) into income	7	32	9	(2)	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	354
Derivatives designated as hedges	—	—	—	—	—	(354)
Gain or (loss) on net investment hedges
Foreign currency exchange contracts
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—	11
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	749	—
The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Euro-denominated long-term debt	$157	$207	$71	$474
Euro-denominated commercial paper	68	41	25	94
Cross currency swap agreements	69	97	(6)	177
Foreign currency exchange contracts	—	31	—	62
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$54	$—	$54	$—	$93	$—	$93
Available for sale investments	60	213	—	273	87	559	—	646
Interest rate swap agreements	—	—	—	—	—	16	—	16
Cross currency swap agreements	—	44	—	44	—	90	—	90
Investments in equity securities	33	—	—	33	22	32	—	54
Right to HWI Net Sale Proceeds	—	—	9	9	—	—	295	295
Total assets	$93	$311	$9	$413	$109	$790	$295	$1,194
Liabilities
Foreign currency exchange contracts	$—	$22	$—	$22	$—	$8	$—	$8
Interest rate swap agreements	—	323	—	323	—	303	—	303
Commodity contracts	—	—	—	—	—	1	—	1
Total liabilities	$—	$345	$—	$345	$—	$312	$—	$312
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
The HWI Sale closed on February 16, 2023. During the nine months ended September 30, 2023, Honeywell received $275 million of proceeds from the HWI Sale (HWI Net Sale Proceeds), of which $256 million was received during the first quarter of 2023 and $19 million during the second quarter of 2023. Additionally, during the second quarter of 2023, the Company recorded a fair value adjustment for the HWI Net Sale Proceeds and reduced the estimate by $11 million. The fair value of the remaining HWI Net Sale Proceeds as of September 30, 2023, represents contingent consideration to be paid in future periods if certain conditions under the definitive sale agreement for the HWI Sale are met.
21    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table sets forth a reconciliation of beginning and ending balances of assets and liabilities that were accounted for at fair value using level 3 measurements:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Balance at beginning of period	$9	$295
Receipt of HWI Net Sale Proceeds	—	(275)
Fair value adjustment of HWI Net Sale Proceeds	—	(11)
Balance at end of period	$9	$9
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$231	$176	$229	$183
Liabilities
Long-term debt and related current maturities	$18,353	$16,755	$16,853	$15,856
The Company determined the fair value of the long-term receivables by utilizing transactions in the listed markets for identical or similar assets. As such, the fair value of these receivables is considered level 2.

NOTE 12. EARNINGS PER SHARE
The details of the earnings per share calculations for the three and nine months ended September 30, 2023, and 2022, are as follows (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic	2023	2022	2023	2022
Net income attributable to Honeywell	$1,514	$1,552	$4,395	$3,947
Weighted average shares outstanding	662.4	674.1	665.2	679.3
Earnings per share of common stock—basic	$2.29	$2.30	$6.61	$5.81

	Three Months Ended September 30,		Nine Months Ended September 30,
Assuming Dilution	2023	2022	2023	2022
Net income attributable to Honeywell	$1,514	$1,552	$4,395	$3,947
Average shares
Weighted average shares outstanding	662.4	674.1	665.2	679.3
Dilutive securities issuable—stock plans	4.6	5.5	5.2	6.0
Total weighted average diluted shares outstanding	667.0	679.6	670.4	685.3
Earnings per share of common stock—assuming dilution	$2.27	$2.28	$6.56	$5.76
The diluted earnings per share calculations exclude the effect of stock options when the cost to exercise an option exceeds the average market price of the common shares during the period. For the three and nine months ended September 30, 2023, the weighted average number of stock options excluded from the computations were 4.6 million and 4.4 million, respectively. For the three and nine months ended September 30, 2022, the weighted average number of stock options excluded from the computations were 5.5 million and 3.6 million, respectively.
As of September 30, 2023, and 2022, the total shares outstanding were 659.3 million and 672.3 million, respectively, and as of September 30, 2023, and 2022, total shares issued were 957.6 million.
22    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2022	$(2,832)	$(648)	$(7)	$12	$(3,475)
Other comprehensive income (loss) before reclassifications	(70)	—	3	59	(8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(38)	—	(30)	(68)
Net current period other comprehensive income (loss)	(70)	(38)	3	29	(76)
Balance at September 30, 2023	$(2,902)	$(686)	$(4)	$41	$(3,551)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2021	$(2,478)	$(415)	$1	$(3)	$(2,895)
Other comprehensive income (loss) before reclassifications	(375)	—	(7)	66	(316)
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	(44)	—	(38)	(85)
Net current period other comprehensive income (loss)	(378)	(44)	(7)	28	(401)
Balance at September 30, 2022	$(2,856)	$(459)	$(6)	$25	$(3,296)
NOTE 14. COMMITMENTS AND CONTINGENCIES
ENVIRONMENTAL MATTERS
Honeywell's environmental matters are described in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements in the Company's 2022 Annual Report on Form 10-K.
The following table summarizes information concerning the Company's recorded liabilities for environmental costs:

Balance at December 31, 2022	$615
Accruals for environmental matters deemed probable and reasonably estimable	176
Environmental liability payments	(109)
Balance at September 30, 2023	$682
Environmental liabilities are included in the following balance sheet accounts:

	September 30, 2023	December 31, 2022
Accrued liabilities	$222	$222
Other liabilities	460	393
Total environmental liabilities	$682	$615
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
Reimbursements associated with this agreement are collected from Resideo quarterly and were $105 million in the nine months ended September 30, 2023, and offset operating cash outflows incurred by the Company. As the Company incurs costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90% of such costs is also recorded. This receivable amount recorded in the nine months ended September 30, 2023, was $136 million. As of September 30, 2023, Other current assets and Other assets included $140 million and $505 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.
ASBESTOS MATTERS
Honeywell is named in asbestos-related personal injury claims related to North American Refractories Company (NARCO), which was sold in 1986, and the Bendix Friction Materials (Bendix) business, which was sold in 2014.
The following tables summarize information concerning NARCO and Bendix asbestos-related balances:
ASBESTOS-RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2022	$1,291	$1,325	$2,616
Accrual for update to estimated liability	33	4	37
Change in estimated cost of future claims	26	—	26
Asbestos-related liability payments	(128)	(4)	(132)
NARCO Buyout	—	(1,325)	(1,325)
September 30, 2023	$1,222	$—	$1,222
INSURANCE RECOVERIES FOR ASBESTOS-RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2022	$130	$135	$265
Probable insurance recoveries related to estimated liability	7	—	7
Insurance receipts for asbestos-related liabilities	(10)	(21)	(31)
September 30, 2023	$127	$114	$241
24    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NARCO and Bendix asbestos-related balances are included in the following balance sheet accounts:

	September 30, 2023	December 31, 2022
Other current assets	$41	$41
Insurance recoveries for asbestos-related liabilities	200	224
Total insurance recoveries for asbestos-related liabilities	$241	$265
Accrued liabilities	$120	$1,436
Asbestos-related liabilities	1,102	1,180
Total asbestos-related liabilities[1]	$1,222	$2,616

1
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
Pursuant to the terms of the Amended Buyout Agreement, Honeywell agreed to make a one-time, lump sum payment in the amount of $1.325 billion to the Trust (Buyout Amount), subject to certain deductions as described in the Amended Buyout Agreement and in exchange for the release by the Trust of Honeywell from all further and future obligations of any kind related to the Trust and/or any claimants who were exposed to asbestos-containing products manufactured, sold, or distributed by NARCO or its predecessors (the Honeywell Obligations) (the NARCO Buyout). In accordance with the Amended Buyout Agreement, the economic rights of the Trust in respect of the net proceeds from the HWI Sale (as defined in Note 11 Fair Value Measurements) inured to the benefit of Honeywell.
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
On February 16, 2023, the HWI Sale closed. Pursuant to the Amended Buyout Agreement, during the nine months ended September 30, 2023, Honeywell received $275 million of proceeds from the HWI sale. See Note 11 Fair Value Measurements for further information on the related proceeds and remaining amount under the Amended Buyout Agreement.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Bendix Products – Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix-related asbestos claims activity:

	Nine Months Ended September 30,	Years Ended December 31,
	2023	2022	2021
Claims unresolved at the beginning of period	5,608	6,401	6,242
Claims filed	1,335	2,014	2,611
Claims resolved	(1,297)	(2,807)	(2,452)
Claims unresolved at the end of period	5,646	5,608	6,401

	September 30,	December 31,
Disease Distribution of Unresolved Claims	2023	2022	2021
Mesothelioma and other cancer claims	3,396	3,283	3,760
Nonmalignant claims	2,250	2,325	2,641
Total claims	5,646	5,608	6,401
Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2022	2021	2020	2019	2018
	(in whole dollars)
Mesothelioma and other cancer claims	$59,200	$56,000	$61,500	$50,200	$55,300
Nonmalignant claims	$520	$400	$550	$3,900	$4,700
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
NOTE 15. PENSION BENEFITS
Net periodic pension benefit (income) cost for the Company's significant pension plans included the following components:

	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$8	$21	$22	$64
Interest cost	162	95	484	285
Expected return on plan assets	(277)	(320)	(833)	(961)
Amortization of prior service (credit) cost	(12)	(11)	(32)	(32)
Net periodic benefit income	$(119)	$(215)	$(359)	$(644)
27    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$2	$5	$8	$15
Interest cost	51	25	150	79
Expected return on plan assets	(70)	(67)	(206)	(213)
Net periodic benefit income	$(17)	$(37)	$(48)	$(119)
During the three and nine months ended September 30, 2023, the Company repurchased $100 million of outstanding Honeywell shares of common stock from the Honeywell U.S. Pension Plan Master Trust. The Company completed no repurchases of outstanding Honeywell shares of common stock from the Honeywell U.S. Pension Plan Master Trust during 2022.
NOTE 16. OTHER (INCOME) EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$(89)	$(37)	$(241)	$(77)
Pension ongoing income—non-service	(148)	(279)	(440)	(847)
Other postretirement income—non-service	(6)	(10)	(19)	(30)
Equity income of affiliated companies	(12)	(19)	(61)	(43)
Gain on sale of non-strategic businesses and assets	—	(10)	—	(10)
Foreign exchange	—	12	20	32
Expense related to UOP Matters	—	—	—	50
Expense (benefit) related to Russia-Ukraine Conflict	—	(9)	(2)	48
Net expense related to the NARCO Buyout and HWI	—	—	11	—
Other, net	8	15	17	31
Total Other (income) expense	$(247)	$(337)	$(715)	$(846)
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
In October 2023, the Company announced a realignment, expected to be effective in the first quarter of 2024, of its business units comprising its Performance Materials and Technologies and Safety and Productivity Solutions reportable business segments by forming two new reportable business segments: Industrial Automation and Energy and Sustainability Solutions. Industrial Automation will include Sensing and Safety Technologies, Productivity Solutions and Services, and Warehouse and Workflow Solutions, which are currently included in Safety and Productivity Solutions, in addition to Process Solutions, which is currently included in Performance Materials and Technologies. Energy and Sustainability Solutions will include UOP and Advanced Materials, which are currently included in Performance Materials and Technologies. Further, as part of the realignment, the Company will rename its Aerospace and Honeywell Building Technologies reportable business segments to Aerospace Technologies and Building Automation, respectively. Following the realignment, the Company’s reportable business segments will be Aerospace Technologies, Industrial Automation, Building Automation, and Energy and Sustainability Solutions. The realignment will not impact the Company’s historical consolidated financial position, results of operations, or cash flows. The Company expects to report its financial performance based on this realignment effective with the first quarter of 2024.
29    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales
Aerospace
Products	$1,824	$1,586	$5,294	$4,621
Services	1,675	1,390	4,657	4,002
Net Aerospace sales	3,499	2,976	9,951	8,623
Honeywell Building Technologies
Products	1,172	1,169	3,463	3,430
Services	358	357	1,064	1,056
Net Honeywell Building Technologies sales	1,530	1,526	4,527	4,486
Performance Materials and Technologies
Products	2,183	2,228	6,609	6,394
Services	684	492	1,868	1,473
Net Performance Materials and Technologies sales	2,867	2,720	8,477	7,867
Safety and Productivity Solutions
Products	1,115	1,605	3,679	4,959
Services	199	122	583	341
Net Safety and Productivity Solutions sales	1,314	1,727	4,262	5,300
Corporate and All Other
Services	2	2	5	4
Net Corporate and All Other sales	2	2	5	4
Net sales	$9,212	$8,951	$27,222	$26,280
Segment profit
Aerospace	$963	$818	$2,714	$2,338
Honeywell Building Technologies	386	368	1,146	1,064
Performance Materials and Technologies	633	615	1,821	1,726
Safety and Productivity Solutions	190	271	689	755
Corporate and All Other	(90)	(120)	(289)	(298)
Total segment profit	2,082	1,952	6,081	5,585
Interest and other financial charges	(206)	(98)	(563)	(270)
Stock compensation expense[1]	(39)	(50)	(148)	(163)
Pension ongoing income[2]	131	247	391	748
Other postretirement income[2]	6	10	19	30
Repositioning and other charges[3]	(88)	(100)	(331)	(714)
Other[4]	81	20	204	(26)
Income before taxes	$1,967	$1,981	$5,653	$5,190

1	Amounts included in Selling, general and administrative expenses.
2	Amounts included in Cost of products and services sold, Selling, general and administrative expenses (service cost component) and Other (income) expense (non-service cost component).
3	Amounts included in Cost of products and services sold, Selling, general and administrative expenses, and Other (income) expense.
4	Amounts include the other components of Other (income) expense not included within other categories in this reconciliation. Equity income of affiliated companies is included in segment profit.
30    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 18. SUBSEQUENT EVENTS
See Note 17 Segment Financial Data for information related to the Company’s planned realignment of its reportable business segments announced on October 10, 2023, and expected to be effective in the first quarter of 2024.
31    Honeywell International Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions, except per share amounts)
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell, we, us, our, or the Company) for the three and nine months ended September 30, 2023. The financial information as of September 30, 2023, should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2022, contained in our 2022 Annual Report on Form 10-K. See Note 3 Acquisitions and Divestitures of Notes to Consolidated Financial Statements for a discussion of acquisition and divestiture activity during the nine months ended September 30, 2023. Certain prior year amounts are reclassified to conform to the current year presentation.
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
In October 2023, the Company announced a realignment, expected to be effective in the first quarter of 2024, of its business units comprising its Performance Materials and Technologies and Safety and Productivity Solutions reportable business segments by forming two new reportable business segments: Industrial Automation and Energy and Sustainability Solutions. Industrial Automation will include Sensing and Safety Technologies, Productivity Solutions and Services, and Warehouse and Workflow Solutions, which are currently included in Safety and Productivity Solutions, in addition to Process Solutions, which is currently included in Performance Materials and Technologies. Energy and Sustainability Solutions will include UOP and Advanced Materials, which are currently included in Performance Materials and Technologies. Further, as part of the realignment, the Company will rename its Aerospace and Honeywell Building Technologies reportable business segments to Aerospace Technologies and Building Automation, respectively. Following the realignment, the Company’s reportable business segments will be Aerospace Technologies, Industrial Automation, Building Automation, and Energy and Sustainability Solutions. The realignment will not impact the Company’s historical consolidated financial position, results of operations, or cash flows. The Company expects to report its financial performance based on this realignment effective with the first quarter of 2024.
MACROECONOMIC CONDITIONS
We continue to monitor the impacts of ongoing macroeconomic conditions and geopolitical events. In the third quarter of 2023, material inflation continued to moderate. While we see signs of relief in supply chains for semiconductors and logistics, we continue to experience supply chain constraints, including labor shortages in the Aerospace supply base, and inflationary cost pressures in manufacturing labor. We continue to leverage previously implemented short-term and long-term mitigation strategies.
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
32    Honeywell International Inc.

To date, our strategies successfully mitigated our exposure to these conditions. However, if we are not successful in sustaining these strategies, these macroeconomic conditions could have a material adverse effect on our consolidated results of operations, or operating cash flows.
33    Honeywell International Inc.

RESULTS OF OPERATIONS
Consolidated Financial Results
34    Honeywell International Inc.

Net Sales by Segment
35    Honeywell International Inc.

Segment Profit by Segment
36    Honeywell International Inc.

CONSOLIDATED OPERATING RESULTS
Net Sales

Three Months Ended September 30
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$9,212
$8,951
2023
2022

Nine Months Ended September 30
$30,000
$25,000
$20,000
$15,000
$10,000
$5,000
$0
$27,222
$26,280
2023
2022

The change in Net sales was attributable to the following:

	Q3 2023 vs. Q3 2022	Year to Date 2023 vs. 2022
Volume	(1)%	1%
Price	3%	4%
Foreign currency translation	—%	(1)%
Acquisitions, divestitures, and other, net	1%	—%
Total % change in Net sales	3%	4%
A discussion of Net sales by reportable business segment can be found in the Review of Business Segments section of this Management's Discussion and Analysis.
Q3 2023 compared with Q3 2022
Net sales increased due to the following:
•Increased pricing, and
•The acquisition of Compressor Controls Corporation during the second quarter 2023,
•Partially offset by lower sales volumes.
YTD 2023 compared with YTD 2022
Net sales increased due to the following:
•Increased pricing, and
•Higher sales volumes,
•Partially offset by the unfavorable impact of foreign currency translation, driven by the strengthening of the U.S. Dollar against the currencies in certain of our international markets, primarily the Chinese Renminbi, Canadian Dollar, Turkish Lira, Egyptian Pound, and Australian Dollar.
37    Honeywell International Inc.

Cost of Products and Services Sold

Three Months Ended September 30
$6,000
$4,500
$3,000
$1,500
$0
$5,670
$5,594
2023
2022

Nine Months Ended September 30
$20,000
$16,000
$12,000
$8,000
$4,000
$0
$16,794
$16,578
2023
2022

Q3 2023 compared with Q3 2022
Cost of products and services sold increased due to the following:
•Higher direct and indirect material costs and higher labor costs of approximately $0.2 billion or 4%,
•Partially offset by higher productivity of approximately $0.1 billion or 2%.
YTD 2023 compared with YTD 2022
Cost of products and services sold increased due to the following:
•Higher direct and indirect material costs and higher labor costs of approximately $0.6 billion or 4%,
•Partially offset by lower sales volumes of higher margin products of approximately $0.3 billion or 2%, and lower repositioning and other charges of approximately $0.2 billion or 1%, which included prior year charges attributable to suspending and winding down our businesses and operations in Russia.
Gross Margin
Q3 2023 compared with Q3 2022
Gross margin increased by approximately $0.2 billion and gross margin percentage increased 90 basis points to 38.4% compared to 37.5% for the same period of 2022.
YTD 2023 compared with YTD 2022
Gross margin increased by approximately $0.7 billion and gross margin percentage increased 140 basis points to 38.3% compared to 36.9% for the same period of 2022.
38    Honeywell International Inc.

Research and Development Expenses

Three Months Ended September 30
$500
$400
$300
$200
$100
$0
$364
$387
2023
2022

Nine Months Ended September 30
$1,500
$1,200
$900
$600
$300
$0
$1,096
$1,123
2023
2022

Q3 2023 compared with Q3 2022
Research and development expenses slightly decreased.
YTD 2023 compared with YTD 2022
Research and development expenses were flat.
Selling, General and Administrative Expenses
Q3 2023 compared with Q3 2022
Selling, general and administrative expenses increased due to the following:
•Higher labor costs of approximately $0.1 billion or 8%,
•Partially offset by higher productivity of approximately $0.1 billion or 8%.
YTD 2023 compared to YTD 2022
Selling, general and administrative expenses decreased due to the following:
•Lower repositioning and other charges of approximately $0.1 billion or 3%, which included prior year charges attributable to suspending and winding down our businesses and operations in Russia, and
•Higher productivity of approximately $0.1 billion or 3%,
•Partially offset by higher labor costs of approximately $0.1 billion or 3%.
39    Honeywell International Inc.

Other (Income) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Other (income) expense	$(247)	$(337)	$(715)	$(846)
Q3 2023 compared with Q3 2022
Other income decreased due to the following:
•Lower pension and other postretirement income.
YTD 2023 compared with YTD 2022
Other income decreased due to the following:
•Lower pension and other postretirement income of approximately $0.4 billion,
•Partially offset by higher interest income of approximately $0.2 billion and prior year charges attributable to suspending and winding down our businesses and operations in Russia and UOP Matters of approximately $0.1 billion.
Tax Expense
Q3 2023 compared with Q3 2022
The effective tax rate increased due to lower benefits resulting from the resolution of foreign tax matters, increased valuation allowance expense, and other accrued tax expense, partially offset by benefits of taxes on non-U.S. earnings representing an aggregate 120 basis point increase.
YTD 2023 compared with YTD 2022
The effective tax rate decreased due to benefits of taxes on non-U.S. earnings and lower repositioning related expenses, partially offset by other accrued taxes representing an aggregate 230 basis point decrease.
40    Honeywell International Inc.

Net Income Attributable to Honeywell
Q3 2023 compared to Q3 2022
Earnings per share of common stock–assuming dilution decreased due to the following:
•Lower pension and other postretirement income which impacted earnings per share by $0.14 after tax, and
•Higher interest expense which impacted earnings per share by $0.13 after tax,
•Partially offset by higher segment profit which impacted earnings per share by $0.15 after tax, higher interest income which impacted earnings per share by $0.06 after tax, and the favorable impact of lower share count which impacted earnings per share by $0.04 after tax.
YTD 2023 compared to YTD 2022
Earnings per share of common stock–assuming dilution increased due to the following:
•Higher segment profit which impacted earnings per share by $0.55 after tax,
•Lower repositioning and other charges, including charges attributable to suspending and winding down our businesses and operations in Russia, which impacted earnings per share by $0.53 after tax,
•Higher interest income which impacted earnings per share by $0.18 after tax,
•The favorable impact of lower share count which impacted earnings per share by $0.14 after tax, and
•Partially offset by lower pension and other postretirement income which impacted earnings per share by $0.41 after tax, and higher interest expense which impacted earnings per share by $0.32 after tax.

41    Honeywell International Inc.

REVIEW OF BUSINESS SEGMENTS
We globally manage our business operations through four reportable business segments: Aerospace, Honeywell Building Technologies, Performance Materials and Technologies, and Safety and Productivity Solutions.
AEROSPACE
Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net sales	$3,499	$2,976	18%	$9,951	$8,623	15%
Cost of products and services sold	2,145	1,818		6,122	5,230
Selling, general and administrative and other expenses	391	340		1,115	1,055
Segment profit	$963	$818	18%	$2,714	$2,338	16%

	2023 vs. 2022
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic[1]	18%	18%	16%	17%
Foreign currency translation	—%	—%	(1)%	(1)%
Acquisitions, divestitures, and other, net	—%	—%	—%	—%
Total % change	18%	18%	15%	16%

1
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

Q3 2023 compared to Q3 2022
Sales increased $523 million due to higher organic sales of $298 million in Commercial Aviation Aftermarket driven by higher sales volumes in air transport due to an increase in flight hours and higher organic sales of $202 million in Defense and Space driven by higher sales volumes due to increased shipments.
Segment profit increased $145 million and segment margin percentage was flat at 27.5% compared to the same period of 2022.
42    Honeywell International Inc.

YTD 2023 compared to YTD 2022
Sales increased $1,328 million due to higher organic sales of $890 million in Commercial Aviation Aftermarket driven by higher sales volumes in air transport due to an increase in flight hours and higher organic sales of $292 million in Defense and Space driven by higher sales volumes due to increased shipments.
Segment profit increased $376 million and segment margin percentage increased 20 basis points to 27.3% compared to 27.1% for the same period of 2022.
HONEYWELL BUILDING TECHNOLOGIES
Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net sales	$1,530	$1,526	—%	$4,527	$4,486	1%
Cost of products and services sold	829	835		2,430	2,447
Selling, general and administrative and other expenses	315	323		951	975
Segment profit	$386	$368	5%	$1,146	$1,064	8%

	2023 vs. 2022
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	—%	3%	3%	9%
Foreign currency translation	—%	2%	(2)%	(1)%
Acquisitions, divestitures, and other, net	—%	—%	—%	—%
Total % change	—%	5%	1%	8%
Q3 2023 compared to Q3 2022
Sales were flat due to higher organic sales of $27 million in Building Solutions driven by increased pricing in building projects and services, offset by lower organic sales of $27 million in Products driven by lower sales volumes.
Segment profit increased $18 million and segment margin percentage increased 110 basis points to 25.2% compared to 24.1% for the same period of 2022.
43    Honeywell International Inc.

YTD 2023 compared to YTD 2022
Sales increased $41 million due to higher organic sales of $111 million in Building Solutions driven by increased pricing in building projects and services and higher organic sales of $25 million in Products driven by increased pricing, partially offset by the unfavorable impact of foreign currency translation of $97 million.
Segment profit increased $82 million and segment margin percentage increased 160 basis points to 25.3% compared to 23.7% for the same period of 2022.
PERFORMANCE MATERIALS AND TECHNOLOGIES
Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net sales	$2,867	$2,720	5%	$8,477	$7,867	8%
Cost of products and services sold	1,787	1,694		5,314	4,860
Selling, general and administrative and other expenses	447	411		1,342	1,281
Segment profit	$633	$615	3%	$1,821	$1,726	6%

	2023 vs. 2022
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	3%	1%	8%	6%
Foreign currency translation	1%	1%	(1)%	(1)%
Acquisitions, divestitures, and other, net	1%	1%	1%	1%
Total % change	5%	3%	8%	6%
Q3 2023 compared to Q3 2022
Sales increased $147 million due to higher organic sales of $127 million in Process Solutions driven by increased demand in projects and lifecycle solutions and services and higher organic sales of $37 million in UOP driven by increased pricing, partially offset by lower organic sales of $71 million in Advanced Materials driven by lower sales volumes.
Segment profit increased $18 million and segment margin percentage decreased 50 basis points to 22.1% compared to 22.6% for the same period of 2022.
44    Honeywell International Inc.

YTD 2023 compared to YTD 2022
Sales increased $610 million due to higher organic sales of $435 million in Process Solutions driven by increased demand in projects and lifecycle solutions and services and higher organic sales of $187 million in UOP driven by growth in gas processing and refining catalyst shipments, partially offset by the unfavorable impact of foreign currency translation of $68 million.
Segment profit increased $95 million and segment margin percentage decreased 40 basis points to 21.5% compared to 21.9% for the same period of 2022.
SAFETY AND PRODUCTIVITY SOLUTIONS
Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net sales	$1,314	$1,727	(24)%	$4,262	$5,300	(20)%
Cost of products and services sold	827	1,134		2,661	3,519
Selling, general and administrative and other expenses	297	322		912	1,026
Segment profit	$190	$271	(30)%	$689	$755	(9)%

	2023 vs. 2022
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	(25)%	(31)%	(19)%	(8)%
Foreign currency translation	1%	1%	(1)%	(1)%
Acquisitions, divestitures, and other, net	—%	—%	—%	—%
Total % change	(24)%	(30)%	(20)%	(9)%
Q3 2023 compared to Q3 2022
Sales decreased $413 million due to lower organic sales of $250 million in Warehouse and Workflow Solutions driven by lower demand for projects and lower organic sales of $136 million in Productivity Solutions and Services driven by lower demand for products.
Segment profit decreased $81 million and segment margin percentage decreased 120 basis points to 14.5% compared to 15.7% for the same period in 2022.
45    Honeywell International Inc.

YTD 2023 compared to YTD 2022
Sales decreased $1,038 million due to lower organic sales of $610 million in Warehouse and Workflow Solutions driven by lower demand for projects and lower organic sales of $329 million in Productivity Solutions and Services driven by lower demand for products.
Segment profit decreased $66 million and segment margin percentage increased 200 basis points to 16.2% compared to 14.2% for the same period in 2022.
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
REPOSITIONING CHARGES
See Note 5 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in the nine months ended September 30, 2023, and 2022. Cash spending related to our repositioning actions was $218 million in the nine months ended September 30, 2023, and was funded through operating cash flows.
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
CASH
As of September 30, 2023, and December 31, 2022, we held $7.9 billion and $10.1 billion, respectively, of cash and cash equivalents, including our short-term investments. We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty.
As of September 30, 2023, $5.4 billion of the Company’s cash, cash equivalents, and short-term investments were held by non-U.S. subsidiaries. We do not have material amounts related to any jurisdiction subject to currency control restrictions that impact our ability to access and repatriate such amounts. Under current laws, we do not expect taxes on repatriation or restrictions on amounts held outside of the U.S. to have a material effect on our overall liquidity.
CASH FLOW SUMMARY
Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Nine Months Ended September 30,
	2023	2022	Variance
Cash and cash equivalents at beginning of period	$9,627	$10,959	$(1,332)
Operating activities
Net income attributable to Honeywell	4,395	3,947	448
Noncash adjustments	1,112	1,202	(90)
Changes in working capital	(696)	(1,415)	719
NARCO Buyout payment	(1,325)	—	(1,325)
Other operating activities	(1,101)	(826)	(275)
Net cash provided by operating activities	2,385	2,908	(523)
Net cash provided by (used for) investing activities	(754)	540	(1,294)
Net cash used for financing activities	(3,427)	(6,609)	3,182
Effect of exchange rate changes on cash and cash equivalents	(61)	(349)	288
Net decrease in cash and cash equivalents	(1,857)	(3,510)	1,653
Cash and cash equivalents at end of period	$7,770	$7,449	$321
Cash related to operating activities decreased by $523 million driven by the payment pursuant to the North American Refractories Company (NARCO) Amended Buyout Agreement and payment for the settlement of UOP Matters. This was partially offset by cash generated from operations, which included a favorable impact of working capital and the HWI Net Sale Proceeds. The favorable impact of working capital was driven by a $461 million increase in Accounts payable, due to increased material receipts and lower disbursements, and a $316 million decrease in Accounts receivable, due to higher cash receipts. See Note 14 Commitments and Contingencies of Notes to the Consolidated Financial Statements for additional information on the NARCO Amended Buyout Agreement, HWI Net Sale Proceeds, and UOP Matters.
Cash related to investing activities decreased by $1,294 million due to a $561 million decrease in cash receipts from settlements of derivative contracts related to foreign exchange risk management activities, $538 million increase in cash paid for acquisitions, and $409 million cash receipts from Garrett Motion Inc. (Garrett) in 2022, partially offset by $354 million net decrease in investments, as maturing short-term investments were moved into cash deposits.
47    Honeywell International Inc.

Cash related to financing activities increased by $3,182 million due to a $2,983 million increase in proceeds from the issuance of long-term debt, $640 million decrease in repurchases of common stock, and $408 million decrease in payments of long-term debt, partially offset by $743 million decrease in net proceeds from the issuance of commercial paper and $116 million increase in cash dividends paid.
CASH REQUIREMENTS AND ASSESSMENT OF CURRENT LIQUIDITY
In addition to our normal operating cash requirements, we expect our principal future cash requirements will be to fund capital expenditures, share repurchases, dividends, strategic acquisitions, and debt repayments. On April 24, 2023, the Board of Directors authorized the repurchase of up to $10 billion of Honeywell common stock, including approximately $2.1 billion of remaining availability under the previously announced $10 billion share repurchase authorization. During the nine months ended September 30, 2023, we repurchased common stock of $2,187 million. Refer to the section titled Liquidity and Capital Resources of our 2022 Form 10-K for a discussion of our expected capital expenditures, share repurchases, and dividends for 2023.
We continually seek opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers and transfer of our trade receivables to unaffiliated financial institutions on a true sale basis. The impact of these programs is not material to our overall liquidity.
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
In early 2023, we made payments of approximately $1.5 billion in connection with the NARCO Buyout and UOP Matters. Pursuant to the NARCO Amended Buyout Agreement, we are entitled to receive proceeds related to the HWI Sale. During the nine months ended September 30, 2023, we received proceeds from the HWI Sale in the amount of $275 million. These payments and receipts have not materially impacted our liquidity position. See Note 11 Fair Value Measurements of Notes to Consolidated Financial Statements for additional discussion related to the fair value of future proceeds from the HWI Sale.
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
BORROWINGS
We leverage a variety of debt instruments to manage our overall borrowing costs. As of September 30, 2023, and December 31, 2022, our total borrowings were $20.3 billion and $19.6 billion, respectively.

	September 30, 2023	December 31, 2022
Commercial paper	$1,931	$2,715
Variable rate notes	22	22
Fixed rate notes	18,677	17,086
Other	230	267
Fair value of hedging instruments	(323)	(287)
Debt issuance costs	(251)	(233)
Total borrowings	$20,286	$19,570
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
48    Honeywell International Inc.

We also have the following revolving credit agreements:
•A $1.5 billion 364-day credit agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated as of March 20, 2023. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 18, 2024, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 18, 2025, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 364-Day Credit Agreement replaced the previously reported $1.5 billion 364-day credit agreement dated as of March 24, 2022, which was terminated in accordance with its terms effective March 20, 2023. As of September 30, 2023, there were no outstanding borrowings under our 364-Day Credit Agreement.
•A $4.0 billion five-year credit agreement (the 5-Year Credit Agreement) with a syndicate of banks, dated as of March 20, 2023. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 5-Year Credit Agreement amended and restated the previously reported $4.0 billion amended and restated five-year credit agreement dated as of March 24, 2022. As of September 30, 2023, there were no outstanding borrowings under our 5-Year Credit Agreement.
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
CREDIT RATINGS
Our ability to access the global debt capital markets and the related cost of these borrowings is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of September 30, 2023, S&P Global Inc. (S&P), Fitch Ratings Inc. (Fitch), and Moody’s Investor Service (Moody's) have ratings on our debt set forth in the table below:

	S&P	Fitch	Moody's
Outlook	Stable	Stable	Positive
Short-term	A-1	F1	P1
Long-term	A	A	A2
On September 20, 2023, Moody's affirmed all credit ratings of the Company and revised their credit rating outlook from stable to positive.
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
49    Honeywell International Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2022 Annual Report on Form 10-K. As of September 30, 2023, there has been no material change in this information.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
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
During the quarter ended September 30, 2023, Honeywell purchased 5,267,030 shares of its common stock, par value $1 per share. As of September 30, 2023, $8.6 billion remained available for additional share repurchases. The following table summarizes our purchases of Honeywell's common stock for the quarter ended September 30, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (Dollars in millions)
July 1-31, 2023	733,713	$207.14	733,713	$9,490
August 1-31, 2023	2,631,818	$189.40	2,631,818	$8,992
September 1-30, 2023	1,901,499	$189.30	1,901,499	$8,632
51    Honeywell International Inc.

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
ITEM 5. OTHER INFORMATION
EQUITY TRADING PLAN ELECTIONS
Certain executive officers and directors of the Company may execute purchases and sales of the Company's common stock through Rule 10b5-1 and non-Rule 10b5-1 equity trading plans.
During the three months ended September 30, 2023, none of our executive officers or directors adopted, terminated, or modified a Rule 10b5-1 equity trading plan, or adopted, terminated, or modified any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).
52    Honeywell International Inc.

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

53    Honeywell International Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: October 26, 2023	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

54    Honeywell International Inc.