Form 10-K
period 2023-12-31
HONEYWELL INTERNATIONAL INC
filed 2024-02-16
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $137.8 billion at June 30, 2023.
There were 652,181,812 shares of Common Stock outstanding at January 26, 2024.
Documents Incorporated by Reference
Part III: Proxy Statement for Annual Meeting of Shareowners to be held May 14, 2024

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

1	Cautionary Statement about Forward-Looking Statements
2	About Honeywell
17	Management’s Discussion and Analysis of Financial Condition and Results of Operations
25	Review of Business Segments
30	Risk Factors
38	Quantitative and Qualitative Disclosures about Market Risks
38	Liquidity and Capital Resources
44	Critical Accounting Estimates
47	Other Matters
48	Information about Our Executive Officers
49	Unresolved Staff Comments
49	Cybersecurity
50	Properties
50	Legal Proceedings
50	Mine Safety Disclosures
51	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
53	Financial Statements and Supplementary Data
115	Report of Independent Registered Public Accounting Firm
117	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
117	Controls and Procedures
117	Management's Report on Internal Control over Financial Reporting
118	Other Information
118	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
118	Directors, Executive Officers, and Corporate Governance
118	Executive Compensation
119	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
120	Certain Relationships and Related Transactions, and Director Independence
120	Principal Accounting Fees and Services
120	Exhibits and Financial Statement Schedules
120	Form 10-K Summary
121	Exhibit Index
125	Signatures
127	Form 10-K Cross-Reference Index

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
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our Investor Relations website (investor.honeywell.com) under the heading Financials (see SEC Filings) immediately after they are filed with, or furnished to, the Securities and Exchange Commission. Honeywell uses our Investor Relations website, along with press releases on our primary Honeywell website (honeywell.com) under the heading News, as a means of disclosing information which may be of interest or material to our investors and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our Investor Relations website and Honeywell News feed, in addition to following our press releases, SEC filings, public conference calls, webcasts, and social media. Information contained on or accessible through, including any reports available on, our website is not a part of, and is not incorporated by reference into, this Form 10-K or any other report or document we file with the SEC. Any reference to our website in this Form 10-K is intended to be an inactive textual reference only.
In addition, in this Form 10-K, the Company incorporates by reference certain information from its definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the Proxy Statement), which we expect to file with the SEC on or about April 2, 2024, and which will also be available free of charge on our website.
2    Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
EXECUTIVE SUMMARY
Leveraging our Honeywell Accelerator operating model, we delivered strong performance in 2023, remaining focused on creating long-term shareholder value. In 2023, we delivered sales growth of 3%, to $36.7 billion, led by strong demand in our Commercial Aviation, Defense and Space, and Process Solutions businesses, and sales growth in three of our four reportable business segments.
In 2023, we announced the next phase of Accelerator, version 3.0 of Honeywell's robust operating system, taking an important step toward standardizing our organization end-to-end across our four main business models - products, aftermarket services, projects, and software - and facilitating knowledge transfer of best practices to drive incremental growth, margin expansion, and cash generation. We are completing the buildout of our full suite of information technology (IT) platforms covering all different aspects of the value chain, and implementing digital threads to provide valuable data that will improve our business performance. Over the last six years, the efforts of the “Great Integration” of Honeywell transformed the organization into an integrated operating company, deploying world-class capabilities and multiple growth enablers that benefit each strategic business group.
We are focused on aligning our businesses with three distinct megatrends (automation, future of aviation, and energy transition), all underpinned by digitization. During the year, we deployed $8.3 billion to capital expenditures, dividends, share repurchases, and mergers and acquisitions. We opportunistically repurchased shares to maintain our commitment to reduce share count by at least 1% per year, and increased our dividend for the fourteenth time in the last thirteen years. Our mergers and acquisition activities focused on key acquisitions to align with our megatrends. We announced three acquisitions - our acquisitions of Compressor Controls Corporation and SCADAfence, as well as our agreement to acquire Carrier Global Corporation’s Global Access Solutions business.
As we look forward, we intend to continue deploying capital to high-return opportunities. We continue to carry a robust backlog of $31.8 billion as of December 31, 2023, that provides a strong foundation for future and sustained capital deployment to accelerate growth.

YEAR IN REVIEW

Sales up 3%	Robust backlog of	Operating cash flows of

$36.7 BILLION	$31.8 BILLION	$5.3 BILLION
as we remain focused on leveraging and evolving our Honeywell Accelerator operating model to deliver growth	as of year-end, demonstrating continued strong demand in our end markets and positioning us well to convert for future growth	as we remain focused on increasing operating cash flows through revenue growth, margin expansion, and improved working capital turnover

3    Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
BUSINESS OBJECTIVES
Our businesses focus on the following objectives:
4    Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
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

AEROSPACE
Aerospace is a leading global supplier of products, software, and services for aircrafts that it sells to original equipment manufacturers (OEM) and other customers in a variety of end markets including: air transport, regional, business and general aviation aircraft, airlines, aircraft operators, and defense and space contractors. Aerospace products and services include auxiliary power units, propulsion engines, environmental control systems, integrated avionics, wireless connectivity services, electric power systems, engine controls, flight safety, communications, navigation hardware, data and software applications, radar and surveillance systems, aircraft lighting, management and technical services, advanced systems and instruments, satellite and space components, aircraft wheels and brakes, and thermal systems. Aerospace also provides spare parts, repair, overhaul, and maintenance services (principally to aircraft operators), and sells licenses or intellectual property to other parties. Our Honeywell Forge solutions enable our customers to turn data into predictive maintenance and predictive analytics to enable better fleet management and make flight operations more efficient.

2023 Full-year revenue of $13,624 million
2023 Full-year revenue by business unit

$2,397 million	$6,241 million	$4,986 million
Commercial Aviation Original Equipment	Commercial Aviation Aftermarket	Defense and Space

HONEYWELL BUILDING TECHNOLOGIES
Honeywell Building Technologies is a leading global provider of products, software, solutions, and technologies that enable building owners and occupants to ensure their facilities are safe, energy efficient, sustainable, and productive. Honeywell Building Technologies products and services include advanced software applications for building control and optimization; sensors, switches, control systems, and instruments for energy management; access control; video surveillance; fire products; and installation, maintenance, and upgrades of systems. Our Honeywell Forge solutions enable our customers to digitally manage buildings, connecting data from different assets to enable smart maintenance, improve building performance, and even protect from incoming security threats.

2023 Full-year revenue of $6,031 million
2023 Full-year revenue by business unit

$3,583 million	$2,448 million
Products	Building Solutions
5    Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL

PERFORMANCE MATERIALS AND TECHNOLOGIES
Performance Materials and Technologies is a leading global provider in developing and manufacturing high-quality performance chemicals and materials, process technologies, and automation solutions. The reportable business segment is comprised of Process Solutions, UOP, and Advanced Materials. Process Solutions provides automation control, instrumentation, advanced software, and related services for the oil and gas, refining, pulp and paper, industrial power generation, chemicals and petrochemicals, biofuels, life sciences, and metals, minerals, and mining industries. Our smart energy products enable utilities and distribution companies to deploy advanced capabilities to improve operations, reliability, and environmental sustainability. UOP provides process technology, products, including catalysts and adsorbents, equipment, and consulting services that enable customers to efficiently produce gasoline, diesel, jet fuel, petrochemicals, and renewable fuels for the petroleum refining, gas processing, petrochemical, and other industries. Advanced Materials manufactures a wide variety of high-performance products, including materials used to manufacture end products such as bullet-resistant armor, nylon, computer chips, and pharmaceutical packaging, and provides reduced and low global warming potential materials based on hydrofluoro-olefin technology. In the industrial environment, our Honeywell Forge solutions enable integration and connectivity to provide a holistic view of operations and turn data into clear actions to maximize productivity and efficiency. Our Honeywell Forge's cybersecurity capabilities help identify risks and act on cyber-related incidents, together enabling improved operations and protecting processes, people, and assets.

2023 Full-year revenue of $11,506 million
2023 Full-year revenue by business unit

$2,586 million	$5,267 million	$3,653 million
UOP	Process Solutions	Advanced Materials

SAFETY AND PRODUCTIVITY SOLUTIONS
Safety and Productivity Solutions is a leading global provider of products and software that improve productivity, workplace safety, and asset performance to customers around the globe. Sensing and Safety Technologies products include personal protective equipment (PPE), apparel, gear, and footwear; gas detection technology; custom-engineered sensors, switches, and controls for sensing and productivity solutions; and cloud-based notification and emergency messaging. Productivity Solutions and Services products and services include mobile devices and software for computing, data collection, and thermal printing; and software-based data and asset management productivity solutions. Warehouse and Workflow Solutions products and services include system design and simulation, automation solutions, performance optimization software, and lifecycle services to enable accuracy, productivity, and predictability of warehouse operations. Our Honeywell Forge solutions digitally automate processes to improve efficiency while reducing downtime and safety costs.

2023 Full-year revenue of $5,489 million
2023 Full-year revenue by business unit

$2,733 million	$1,313 million	$1,443 million
Sensing and Safety Technologies	Productivity Solutions and Services	Warehouse and Workflow Solutions
6    Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
COMPETITION
We are subject to competition in substantially all product and service areas. Some of our key competitors include but are not limited to:

AEROSPACE		HONEYWELL BUILDING TECHNOLOGIES
•Garmin •L3 Harris •Northrop Grumman	•RTX Corporation •Safran •Thales	•Carrier Global •Johnson Controls	•Schneider Electric •Siemens

PERFORMANCE MATERIALS AND TECHNOLOGIES		SAFETY AND PRODUCTIVITY SOLUTIONS
•ABB •Arkema •Axens •Chemours	•Emerson Electric •Haldor Topsoe •Rockwell Automation •Schneider Electric	•3M •Kion Group •MSA Safety Incorporated	•TE Connectivity •Zebra Technologies
Our businesses compete on a variety of factors such as performance, applied technology, product innovation, product recognition, quality, reliability, customer service, delivery, and price. Brand identity, service to customers, and quality are important competitive factors for our products and services. Our products face considerable price competition. While our competitive position varies among our products and services, we are a significant competitor in each of our major product and service areas.
BACKLOG
Our backlog represents the estimated remaining value of work to be performed under firm contracts. Backlog is equal to our remaining performance obligations under the contracts that meet the guidance on revenue from contracts with customers as discussed in Note 3 Revenue Recognition and Contracts with Customers of Notes to Consolidated Financial Statements. Backlog was $31,777 million and $29,558 million at December 31, 2023, and 2022, respectively. We expect to recognize approximately 60% of our remaining performance obligations as revenue in 2024, and the remaining balance thereafter.
U.S. GOVERNMENT SALES
The Company, principally through our Aerospace reportable business segment, sells to the U.S. government acting through its various departments and agencies and through prime contractors, including the U.S. Department of Defense (as both a prime contractor and subcontractor). We do not expect our overall operating results to be significantly affected by any proposed changes in 2024 federal defense spending due to the varied mix of the government programs which impact us (OEM production, engineering development programs, aftermarket spares and repairs, and overhaul programs), as well as our diversified customer base.

U.S. government sales ($ in millions)	Years Ended December 31,
	2023	2022	2021
Sales to the U.S. Department of Defense	$2,933	$2,886	$3,219
Sales to other U.S. government departments and agencies	508	546	703
Total sales to the U.S. government	$3,441	$3,432	$3,922
7    Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
INTERNATIONAL OPERATIONS
We engage in manufacturing, sales, service, and research and development globally. U.S. exports and non-U.S. manufactured products are significant to our operations. U.S. exports represented 13% of our total sales in 2023, and 12% in 2022 and 2021. Non-U.S. manufactured products and services, mainly in Europe and Asia, were 42% of our total sales in 2023, and 40% in 2022 and 2021.

Manufactured products and systems and performance of services	Year Ended December 31, 2023
	Aerospace	Honeywell Building Technologies	Performance Materials and Technologies	Safety and Productivity Solutions
	(% of Segment Sales)
U.S. exports	23%	2%	11%	2%
Non-U.S. manufactured products/services	28%	56%	53%	38%
Information related to risks associated with our foreign operations is included in the section titled Risk Factors under the caption “Macroeconomic and Industry Risks.”
RAW MATERIALS
The vast majority of principal raw materials used in our operations are readily available; however, during 2023, we continued to experience supply chain constraints for certain raw materials. We maintain mitigation strategies to reduce the impact of disruptions, including digital solutions to assist in identifying and managing shortages, pricing actions, longer term planning for constrained materials, material supply tracking tools, and direct engagement with key suppliers to meet customer demand. We assist certain suppliers facing manufacturing challenges by committing our own resources to their sites and facilities. Our relationships with primary and secondary suppliers allow us to reliably source key components and raw materials. Where we cannot procure key components or raw materials, we consider altering existing products and developing new products to satisfy customer needs. Alterations to existing products and the development of new products undergo product quality controls and engineering qualification, prior to releasing to our customers. We continue to leverage existing supplier relationships and are not dependent on any one supplier for a material amount of our raw materials. We believe these mitigation strategies enable us to reduce supply risk, accelerate new product innovation, and expand our penetration in the markets we serve. Additionally, due to the strenuous quality controls and product qualification we perform on a new or altered product, we do not expect these mitigation strategies to impact product quality or reliability.
Prices of certain key raw materials are expected to moderate. We offset raw material cost increases with formula-driven or long-term supply agreements, price increases, and hedging activities where feasible. We anticipate supply chain constraints for certain raw materials will continue into 2024; however, we believe our short-term and long-term mitigation strategies position us well to mitigate and reduce the impact these factors may have on our businesses. As such, we do not presently anticipate that a shortage of raw materials will cause any material adverse impacts during 2024.
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
We do not believe that federal, state, and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, or any existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material adverse effect in the foreseeable future on our business and we will continue to monitor emerging developments in this area.
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
9    Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
SUSTAINABILITY COMMITMENTS
Our commitment to being environmentally responsible is reflected in the extensive work we do to reduce greenhouse gas (GHG) emissions, increase energy efficiency, conserve water, minimize waste, manage air emissions, and drive efficiency throughout our operations. Our operating system – which drives sustainable improvements and the elimination of waste in our manufacturing operations – is a critical component in how we approach environmental stewardship within Honeywell.
We commit resources each year to projects that support these objectives:
•Energy Efficiency Improvements. We continue to implement sustainability projects at our facilities, including building automation and controls, lighting, compressed air and gas systems, mechanical upgrades, and renewable energy. Our largest sites are required to identify their significant energy use in line with ISO 50001, obtain an energy audit on an established cycle, train personnel on energy management, and track identified projects via our standard database. This ensures a robust pipeline of both low-cost and capital projects that can be considered for execution.
•Managing Air Emissions. We manage air emissions in accordance with all regulatory requirements while also seeking to minimize our environmental impact. All of our manufacturing locations are required to meet the requirements of our Air Emissions procedure that is part of the Health, Safety, Environment, Product Stewardship and Sustainability (HSEPS) Management System. These requirements include, but are not limited to, identifying and detailing all emissions to air on an inventory that captures them, developing operational controls, and standardized compliance obligation tracking for permit conditions and regulatory requirements. Where there are industrial air emissions that do not have specific legal or permit requirements, we implement best management practices, where available.
•Wastewater Management. We require our locations and functions to manage water use and wastewater effluent in accordance with our HSEPS Management System. In addition to meeting all legal and regulatory requirements, the HSEPS Management System requires Honeywell manufacturing locations to complete actions such as maintain an inventory of its uses, discharges, and consumption of water, develop location-specific operation controls to manage wastewater, and provide training for employees and contractors who perform critical activities related to wastewater.
•Environmental Remediation. Our “reuse first” practice views idle properties as assets that can be revitalized to mutually benefit communities and the company. The properties that emerge from this approach ignite civic pride and catalyze further community development initiatives. Using cutting-edge science, design, and engineering to protect human health and the environment, we work cooperatively with governments and engage with local communities and other external stakeholders to implement effective solutions.
•Reducing Greenhouse Gas Emissions. As part of our commitment to reduce GHG emissions, we have been implementing solar projects to reduce dependency on conventional power sources, including installing rooftop and carport solar systems at various facilities to offset the sites' energy usage.
We uphold our commitment to be carbon neutral by 2035 in our facilities and operations. Our GHG reduction program initially began in 2004, in our view setting us well on our way to achieving this commitment. Further to achieving our carbon neutrality goals, in 2023, we exceeded our 10-10-10 commitments that we established in 2019 to (i) reduce Scope 1 and 2 GHG emissions intensity by 10% from a 2018 baseline, (ii) deploy 10 renewable energy opportunities, and (iii) achieve certification to ISO 50001 Energy Management Standard at 10 facilities. In 2022, we joined the U.S. Department of Energy's Better Climate Challenge, pledging to reduce U.S. Scope 1 and 2 GHG emissions by 50% from a 2018 baseline. In addition, in 2023, our near-term science-based target, which includes Scope 3 emissions, was approved by the Science Based Target initiative (SBTi).
10    Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
ESG OFFERINGS
We strive to lead the marketplace in sustainable technology development and help our customers meet their sustainability goals. We are innovating to solve the world’s toughest environmental, social, and governance (ESG) challenges. The graphic below demonstrates our multitude of ESG-oriented offerings.

HONEYWELL ESG–ORIENTED OFFERINGS[1]
MEASUREMENT AND REPORTING
Emission Monitoring
Real-Time Measurement
Cybersecurity
High GWP Emissions Monitoring and Remediation
ENERGY EFFICIENCY
Smart Metering
Energy and Water Conservation; Facility Improvement
Energy Performance Contract
Energy Management Services
Flight Efficiency
Energy Optimization
Predictive Maintenance
Flight Management System
ELECTRIFICATION
Energy Storage System and Controls
Electric Vehicles Sensors
Electrification in Aero
NET ZERO ENABLERS
Carbon Capture and Storage
Hydrogen
Renewable Fuels
Low Global Warming Potential Molecules
HEALTH, SAFETY & SECURITY
Healthy Building Solutions
Safety Assurance
Personal Protection
Warehouse Automation
Command and Control
CIRCULARITY
Bio-Sourced Materials and Bio-Derived Plastics
Asset Life Extension
Plastics Recycling

1	Methodology for identifying ESG-oriented offerings is available at investor.honeywell.com (see “ESG/ESG Information/Identification of ESG-Oriented Offerings”).
•Honeywell Delivers Solutions For Pathways For Emissions Reductions. Our measurement and reporting technology integrates seamlessly with Software-as-a-Service (SaaS) technology, such as Honeywell Forge Sustainability+ for Industrials | Emissions Management, for near real-time emissions reporting as a consolidated system of record.
•Honeywell Helps Define Pathways To Net Zero. We can deliver solutions to help drive the energy transition and decarbonization. We have unique expertise in essential technologies needed to help on the journey to create a net-zero economy, including refrigerants, renewable diesel and aviation fuels, hydrogen production, and carbon capture, utilization, and storage.
•Honeywell Sets The Pace For A More Electric Future. We provide ready-now solutions for more-electric aircraft, electric vehicles, and advanced energy storage systems, including a broad array of sensors for use in battery management systems, electric drive control, energy storage systems, and battery safety applications.
•Honeywell Helps Deliver Healthier And More Sustainable Buildings. Our suite of solutions help building owners and operators control critical health, safety and security factors to enable compliance with changing building standards, safety guidelines, regulations, and risk management policies.
•Honeywell Sets Course For A Cleaner Future For Aviation. We offer proven processes for sustainable aviation fuel production, advanced software that can enable real-time fuel-saving decisions, and electric and hybrid power systems that foreshadow the cleaner future of flight.
Additional information regarding our sustainability initiatives and strategy is included in our 2023 Environmental, Social and Governance Report, which can be found on our website (honeywell.com); this report is not incorporated into this Form 10-K by reference and should not be considered part of this Form 10-K.
11    Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
HUMAN CAPITAL MANAGEMENT
We believe a commitment to and investment in human capital management enables better decision-making, helps us build competitive advantage, and furthers our long-term success. As of December 31, 2023, we employed approximately 95,0001 employees across 79 countries, 33,0001 of whom are in the United States. Human capital management is the key driver of our performance culture, which enables our workforce to respond to the fast-changing needs of our customers.

As of December 31, 2023, we employed approximately 95,000 EMPLOYEES[1]	Across 79 COUNTRIES	33,000[1] of whom are in the United States.

1
Excludes Sandia National Laboratories (Sandia) and Kansas City National Security Campus (KCNSC) work forces of approximately 24,000 employees. Sandia and KCNSC are U.S. Department of Energy facilities. Honeywell manages these facilities as a contract operator and does not establish or control their human resource policies.

OUR CULTURE
Honeywell built a reputation of “doing what we say.” At the center of that commitment to excellence is a high-performance culture rooted in our Foundational Principles and driven by the 6 Honeywell Behaviors. The 6 Behaviors reflect the bold, entrepreneurial spirit we seek to foster while emphasizing our goal to operate with speed and precision. At their foundation is a commitment to Integrity and Ethics, Inclusion and Diversity, and Workplace Respect, fundamental values that underlie everything we do.
12    Honeywell International Inc.

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
Overall, we believe our culture, along with our internal tools and initiatives, enable us to effectively execute our human capital strategy. For discussion on the risks relating to the ability to attract and retain top-performing talent, please see the section titled Risk Factors.
TALENT ACQUISITION AND MANAGEMENT
Our internal talent acquisition and management platform is a key component to recruiting, hiring, and developing top-performing talent. Our hiring practices consider a diverse slate of candidates and we provide our hiring managers with training and toolkits to reinforce their role in bringing diverse talent into the Company. We apply a “diversity of slate” requirement, a requirement to interview at least one diverse candidate, unless an exception is approved by human resources leadership, when hiring for any exempt role in the U.S. or for any management, professional, or senior administrative role globally. Further, we partner with top academic institutions and external professional organizations to enhance the diversity of our workforce to attract and retain top talent. Our talent review process requires our people managers to have semi-annual career discussions with each member of their teams to discuss the best opportunity for growth and development, which enhances our identification of candidates for internal promotion and succession planning.
VOICE OF THE EMPLOYEE
The Voice of the Employee feedback survey is conducted annually with all global employees with the commitment to listening, learning, and taking action to make Honeywell an even better place to work. The survey provides data and tools to leaders at all levels to best drive actionable plans around employee engagement and build our desired culture that attracts and retains top talent, improves performance, and distinguishes the Company as a great place to work.
EMPLOYEE WELL-BEING
Our well-being focus addresses physical, mental, financial, and individual needs, providing benefits and resources to help employees and their families be their best, both personally and professionally. We facilitated several campaigns to promote well-being and help provide visibility to resources and available benefits across a range of topics from health and wellness programs to caring for your family and taking care of finances. We promoted mental health globally during Mental Health Awareness month, during which we offered a variety of benefits and resources were promoted, hosted live webinars, and employees engaged in peer-to-peer sharing. We offer Employee Assistance Programs or therapy sessions to all employees and family members globally, comprehensive mental health benefits to those enrolled in the U.S. medical plan, virtual mental health options and navigation tools to improve access and speed of care, and preventive/mental health resilience programs.
13    Honeywell International Inc.

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

HONEYWELL ACCELERATOR

STRATEGY
BUSINESS PROCESS
Creating Value for Our Customers
FUNCTIONAL PROCESS
Consistency & Predictable Outcomes
LEARNING PLATFORM
HONEYWELL DIGITAL

Honeywell Accelerator is our operating system for governing and managing our business.
Honeywell Accelerator contains all of the best practices, tools, and digital platforms to deliver best-in-class performance and enhances the way we manage, govern, and operate our business day-to-day.
We designed Honeywell Accelerator with expanded tools and capabilities to provide a centralized source of best practices and training materials, taking us to the next level of performance and accelerating our transformation into a integrated operating company.
With over 22,000 virtual learning modules, practice tools, and templates, this digital learning center creates common knowledge across the enterprise, helping new-joiner and long-time employees leverage the Honeywell operating system to make immediate, positive impacts.

We expect our people managers to model behaviors that promote a culture that is open and inclusive for all employees. We help managers develop this skill as they do any other leadership skill through training programs, interactive learning, and real-time events, including the hiring and talent review processes. Our broad portfolio of leadership development programs provide training in core management skills to leaders across the organization. We deploy unconscious bias and inclusive leadership training to our global workforce to educate and influence behavior.
14    Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
INCLUSION AND DIVERSITY
Inclusion and Diversity is at the core of all we do and drives us to build and reinforce an inclusive culture. With our global programs and inclusive culture, we recruit, develop, retain, and promote diverse talent. We continue to build partnerships with diverse organizations and develop resources to support diverse employees. We hold employees accountable to actively support Inclusion and Diversity in words and actions. We further our foundational principle of Inclusion and Diversity by focusing on three strategic priority areas:

REPRESENTATION	RECOGNITION	RETENTION
Cultivate a workforce that reflects our communities and the world	Be a global employer of choice for Inclusion and Diversity	Create employee development and advancement opportunities
Sustain a pipeline of diverse talent from campus to the C-Suite	Leverage our culture as a competitive advantage	Foster community engagement and belonging
Promote a culture of inclusion, accessibility, and respect	Lead on Inclusion and Diversity practices	Offer competitive compensation, rewards, and recognition
Our commitment to Inclusion and Diversity starts at the top with a diverse Board of Directors (the Board) and executive management team, who represent a broad spectrum of backgrounds and perspectives. We believe that the diversity of our current Board of Directors (four women, and two African American, one Hispanic, and two Asian American directors) and the diversity of Honeywell’s executive leadership (six of the Company’s nine executive officers are diverse by ethnic background, non-U.S. place of birth, or gender) supports our evolving business strategy and is a testament to Honeywell’s ongoing commitment to hiring, developing, and retaining diverse talent. The Company’s commitment to Inclusion and Diversity enables better decision-making, helps build competitive advantages, and furthers long-term success.
Our Global Inclusion and Diversity Steering Committee co-sponsored by our CEO, Senior Vice President and General Counsel, and Senior Vice President and Chief Human Resources Officer fortifies our inclusion and diversity governance structure by embedding Inclusion and Diversity Councils in each of our business groups. The governance structure provides a scalable model that supports our nine affinity group employee networks and facilitates the introduction of new networks to reflect the diverse characteristics of our workforce. These networks are designed to provide training and development opportunities and expand internal networks for promotional opportunities.
EMPLOYEE NETWORKS

Honeywell All Abilities Employee Network	Honeywell Hispanic Employee Network
Honeywell Asian Employee Network	Honeywell LGBTQ+ Employee Network
Honeywell Black Employee Network	Honeywell Veteran's Employee Network
Heighten Your Professional Experience/Early Career Employee Network	Honeywell Women’s Employee Network
Honeywell Growing Experience Employee Network

We held our second annual Global Inclusion and Diversity month in September 2023, during which employees all around the world recognized and supported inclusive diversity efforts by learning from and connecting with one another. The month offered employees the opportunity to make an impact by shaping an inclusive and diverse future.
15    Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
COMMITMENT TO INCLUSION AND DIVERSITY

BOARD GENDER DIVERSITY	BOARD ETHNIC OR RACIAL DIVERSITY	EXECUTIVE OFFICER DIVERSITY

5 Ethnically or Racially Diverse

7 Not Ethnically or Racially Diverse

6 Ethnically, Racially, Non-U.S. birthplace, and/or Gender Diverse

3 Not Ethnically, Racially, Non-U.S. birthplace, and/or Gender Diverse

GLOBAL WORKFORCE[1]	U.S. WORKFORCE[1]

1 As of December 31, 2023. Excludes work forces at Sandia and KCNSC.

16    Honeywell International Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions, except per share amounts)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell, we, us, our, or the Company) for the three years ended December 31, 2023. All references to Notes relate to Notes to Consolidated Financial Statements in the section titled Financial Statements and Supplementary Data.
A detailed discussion of the prior year 2022 to 2021 year-over-year changes is not included herein and can be found in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in the 2022 Annual Report on Form 10-K filed February 10, 2023.
BUSINESS UPDATE
MACROECONOMIC CONDITIONS
We continue to monitor the impacts of ongoing macroeconomic conditions and geopolitical events. During 2023, material inflation continued to moderate. Slowing global growth relieved pressure on logistics freight and service capacity and provided supply chain redundancy. We continue to leverage short-term and long-term mitigation strategies to reduce the impact of supply chain disruptions, including digital solutions to assist in identifying and managing shortages.
Our mitigation strategies include pricing actions, longer term planning for constrained materials, new supplier development, material supply tracking tools, and direct engagement with key suppliers to meet customer demand. Our relationships with primary and secondary suppliers allow us to reliably source key components and raw materials. In areas where we cannot procure key components or raw materials, we consider altering existing products and developing new products to satisfy customer needs. Alterations to existing products and the development of new products undergo product quality controls and engineering qualification prior to releasing to our customers. In addition, we assist certain suppliers facing manufacturing challenges by committing our own resources to their sites and facilities. We believe these mitigation strategies enable us to reduce supply risk, accelerate new product innovation, and expand our penetration in the markets we serve. Additionally, due to the strenuous quality controls and product qualification we perform on a new or altered product, we do not expect these mitigation strategies to impact product quality or reliability.
Global conflicts continue to create volatility in global financial and energy markets and contribute to supply chain shortages adding to the inflationary pressures in the global economy. We actively collaborate with our suppliers to minimize impacts of supply shortages on our manufacturing capabilities.
To date, our strategies have successfully mitigated our exposure to these conditions. However, if we are not successful in sustaining or executing these strategies, these macroeconomic conditions could have a material adverse effect on our consolidated results of operations or operating cash flows.
See the section titled Review of Business Segments for additional information on the impacts of inflationary cost pressures and labor shortages to our businesses.
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
CONSOLIDATED OPERATING RESULTS
Net Sales

$40,000
$30,000
$20,000
$10,000
$0
$36,662
$35,466
$34,392
2023
2022
2021

The change in Net sales was attributable to the following:

	2023 Versus 2022	2022 Versus 2021
Volume	—%	(4)%
Price	4%	10%
Foreign currency translation	(1)%	(3)%
Acquisitions, divestitures, and other, net	—%	—%
Total % change in Net sales	3%	3%
A discussion of Net sales by reportable business segment can be found in the Review of Business Segments section of Management's Discussion and Analysis.
2023 compared with 2022
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
$22,995
$22,347
$22,061
2023
2022
2021

2023 compared with 2022
Cost of products and services sold increased due to the following:
•Higher direct and indirect material costs and higher labor costs of approximately $0.8 billion or 4%,
•Partially offset by higher productivity of approximately $0.3 billion or 1%.
Gross Margin
2023 compared with 2022
Gross margin increased by approximately $0.5 billion and gross margin percentage increased 30 basis points to 37.3% compared to 37.0% for the same period of 2022.
21    Honeywell International Inc.

TABLE OF CONTENTS	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Research and Development Expenses

$2,000
$1,500
$1,000
$500
$0
$1,456
$1,478
$1,333
2023
2022
2021

2023 compared with 2022
Research and development expenses were flat.
Selling, General and Administrative Expenses

$6,000
$4,500
$3,000
$1,500
$0
$5,127
$5,214
$4,798
14.0%
14.7%
14.0%
2023
2022
2021
Selling, general and administrative expenses
Selling, general and administrative expenses as a percentage of Net sales

2023 compared with 2022
Selling, general and administrative expenses were flat due to the following:
•Higher productivity of approximately $0.2 billion or 4%,
•Partially offset by higher labor costs of approximately $0.2 billion or 4%.
22    Honeywell International Inc.

TABLE OF CONTENTS	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other (Income) Expense

	2023	2022	2021
Other (income) expense	$(840)	$(366)	$(1,378)
2023 compared with 2022
Other income increased due to the following:
•Reduced net expenses resulting from the North American Refractory Company (NARCO) Amended Buyout Agreement in 2022 of approximately $0.6 billion, which included a charge of $1.325 billion for the Buyout Amount, partially offset by the derecognition of the NARCO asbestos-related liability of $0.7 billion, and
•Higher interest income of approximately $0.2 billion,
•Partially offset by proceeds from HarbisonWalker International Holdings, Inc. (HWI) Sale of $0.3 billion and lower pension and postretirement income of $0.2 billion.
See Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information on NARCO Amended Buyout Agreement and HWI Net Sale Proceeds.
Tax Expense

$2,000
$1,500
$1,000
$500
$0
$1,487
$1,412
$1,625
20.8%
22.1%
22.5%
2023
2022
2021
Tax Expense
Effective Tax Rate

2023 compared with U.S. Statutory Rate
The effective tax rate for 2023 was lower than the U.S. federal statutory rate of 21% as a result of the following:
•Tax benefits on non-U.S. earnings, tax credits, and other accrued tax benefits, representing a 580 basis-point decrease,
•Partially offset by incremental tax expense for tax reserves and other accrued tax expenses, representing a 560 basis-point increase.
See Note 5 Income Taxes of Notes to Consolidated Financial Statements for further discussion of changes in the effective tax rate.
23    Honeywell International Inc.

TABLE OF CONTENTS	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net Income Attributable to Honeywell

$6,000
$4,500
$3,000
$1,500
$0
$5,658
$4,966
$5,542
$8.47
$7.27
$7.91
2023
2022
2021
Net income attributable to Honeywell
Earnings per share of common stock–assuming dilution

2023 compared with 2022
Earnings per share of common stock–assuming dilution increased due to the following:
•Higher segment profit which impacted earnings per share by $0.70 after tax,
•Lower repositioning and other charges, including charges attributable to suspending and winding down our businesses and operations in Russia, which impacted earnings per share by $0.56 after tax,
•Higher interest income which impacted earnings per share by $0.21 after tax, and
•The favorable impact of lower share count which impacted earnings per share by $0.18 after tax,
•Partially offset by higher interest expense which impacted earnings per share by $0.40 after tax.
24    Honeywell International Inc.

REVIEW OF BUSINESS SEGMENTS
We globally manage our business operations through four reportable business segments: Aerospace, Honeywell Building Technologies, Performance Materials and Technologies, and Safety and Productivity Solutions.
AEROSPACE
Net Sales

	2023	2022	Change 2023 vs. 2022	2021	Change 2022 vs. 2021
Net sales	$13,624	$11,827	15%	$11,026	7%
Cost of products and services sold	8,381	7,202		6,665
Selling, general and administrative and other expenses	1,502	1,397		1,310
Segment profit	$3,741	$3,228	16%	$3,051	6%

Factors Contributing to Year-Over-Year Change	2023 vs. 2022		2022 vs. 2021
	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic[1]	15%	16%	8%	6%
Foreign currency translation	—%	—%	(1)%	—%
Acquisitions, divestitures, and other, net	—%	—%	—%	—%
Total % change	15%	16%	7%	6%

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

2023 compared with 2022
Sales increased $1,797 million due to higher organic sales of $1,148 million in Commercial Aviation Aftermarket driven by higher sales volumes in air transport due to an increase in flight hours, higher organic sales of $361 million in Defense and Space driven by higher sales volumes due to increased shipments, and higher organic sales of $315 million for Commercial Aviation Original Equipment driven by higher sales volumes due to increased shipments.
Segment profit increased $513 million and segment margin percentage increased 20 basis points to 27.5% compared to 27.3% for the same period of 2022.
25    Honeywell International Inc.

TABLE OF CONTENTS	REVIEW OF BUSINESS SEGMENTS
HONEYWELL BUILDING TECHNOLOGIES
Net Sales

	2023	2022	Change 2023 vs. 2022	2021	Change 2022 vs. 2021
Net sales	$6,031	$6,000	1%	$5,539	8%
Cost of products and services sold	3,264	3,275		3,045
Selling, general and administrative and other expenses	1,262	1,286		1,256
Segment profit	$1,505	$1,439	5%	$1,238	16%

Factors Contributing to Year-Over-Year Change	2023 vs. 2022		2022 vs. 2021
	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	2%	5%	14%	23%
Foreign currency translation	(1)%	—%	(6)%	(7)%
Acquisitions, divestitures, and other, net	—%	—%	—%	—%
Total % change	1%	5%	8%	16%
2023 compared with 2022
Sales increased $31 million due to higher organic sales growth of $145 million in Building Solutions driven by increased pricing in building projects and services, partially offset by the unfavorable impact of foreign currency translation of $88 million and lower organic sales of $27 million in Products driven by lower sales volumes.
Segment profit increased $66 million and segment margin percentage increased 100 basis points to 25.0% compared to 24.0% for the same period of 2022.
26    Honeywell International Inc.

TABLE OF CONTENTS	REVIEW OF BUSINESS SEGMENTS
PERFORMANCE MATERIALS AND TECHNOLOGIES
Net Sales

	2023	2022	Change 2023 vs. 2022	2021	Change 2022 vs. 2021
Net sales	$11,506	$10,727	7%	$10,013	7%
Cost of products and services sold	7,166	6,670		6,331
Selling, general and administrative and other expenses	1,791	1,703		1,562
Segment profit	$2,549	$2,354	8%	$2,120	11%

Factors Contributing to Year-Over-Year Change	2023 vs. 2022		2022 vs. 2021
	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	7%	9%	11%	15%
Foreign currency translation	(1)%	(1)%	(4)%	(4)%
Acquisitions, divestitures, and other, net	1%	—%	—%	—%
Total % change	7%	8%	7%	11%
2023 compared with 2022
Sales increased $779 million due to organic sales growth of $491 million in Process Solutions driven by increased demand in projects and lifecycle solutions and services and higher organic sales of $193 million in UOP driven by growth in gas processing and refining catalyst shipments.
Segment profit increased $195 million and segment margin percentage increased 30 basis points to 22.2% compared to 21.9% for the same period of 2022.
27    Honeywell International Inc.

TABLE OF CONTENTS	REVIEW OF BUSINESS SEGMENTS
SAFETY AND PRODUCTIVITY SOLUTIONS
Net Sales

	2023	2022	Change 2023 vs. 2022	2021	Change 2022 vs. 2021
Net sales	$5,489	$6,907	(21)%	$7,814	(12)%
Cost of products and services sold	3,409	4,506		5,444
Selling, general and administrative and other expenses	1,179	1,321		1,341
Segment profit	$901	$1,080	(17)%	$1,029	5%

Factors Contributing to Year-Over-Year Change	2023 vs. 2022		2022 vs. 2021
	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	(20)%	(16)%	(9)%	9%
Foreign currency translation	(1)%	(1)%	(3)%	(3)%
Acquisitions, divestitures, and other, net	—%	—%	—%	(1)%
Total % change	(21)%	(17)%	(12)%	5%
2023 compared with 2022
Sales decreased $1,418 million due to lower organic sales of $866 million in Warehouse and Workflow Solutions driven by lower demand for projects and lower organic sales of $426 million in Productivity Solutions and Services driven by lower demand for products.
Segment profit decreased $179 million and segment margin percentage increased 80 basis points to 16.4% compared to 15.6% for the same period in 2022.
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
28    Honeywell International Inc.

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
REPOSITIONING CHARGES
See Note 4 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in 2023, 2022, and 2021. Cash spending related to our repositioning actions was $294 million, $275 million, and $382 million in 2023, 2022, and 2021, respectively, and was funded through operating cash flows.
BUSINESS REALIGNMENT
In October 2023, the Company announced a realignment, effective in the first quarter of 2024, of its business units comprising its Performance Materials and Technologies, and Safety and Productivity Solutions reportable business segments by forming two new reportable business segments: Industrial Automation, and Energy and Sustainability Solutions. Industrial Automation will include Sensing and Safety Technologies, Productivity Solutions and Services, and Warehouse and Workflow Solutions, which are currently included in Safety and Productivity Solutions, in addition to Process Solutions, which is currently included in Performance Materials and Technologies. Energy and Sustainability Solutions will include UOP and Advanced Materials, which are currently included in Performance Materials and Technologies. Further, as part of the realignment, the Company will rename its Aerospace and Honeywell Building Technologies reportable business segments to Aerospace Technologies and Building Automation, respectively. Following the realignment, the Company’s reportable business segments will be Aerospace Technologies, Industrial Automation, Building Automation, and Energy and Sustainability Solutions. The realignment will not impact the Company’s historical consolidated financial position, results of operations, or cash flows. The Company expects to report its financial performance based on this realignment effective with the first quarter of 2024.
29    Honeywell International Inc.

RISK FACTORS
Our business, operating results, cash flows, and financial condition are subject to the material risks and uncertainties set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Disclosures of risks should not be interpreted to imply that the risks have not already materialized, and there may be additional risks that are not presently material or known.
MACROECONOMIC AND INDUSTRY RISKS
Each of our businesses is subject to unique industry and economic conditions that may adversely affect the markets and operating conditions of our customers, which in turn can affect demand for our products and services and our results of operations.
•Aerospace—Our Aerospace business is impacted by customer buying patterns of aftermarket parts, supplier stability, factory transitions, and global supply chain capacity constraints that may lead to shortages of crucial components. Operating results may be adversely affected by downturns in the global demand for air travel, which may impact new aircraft production or result in the delay or cancellation of new aircraft orders, delays in launch schedules for new aircrafts, the retirement of aircrafts, and reductions in global flying hours, which impacts air transport and regional, business, and general aviation aircraft utilization rates. Operating results may also be adversely affected by any decrease in air travel demand due to regional restrictions or suspension of service for events related to public health, safety, the environment, or regional conflicts. Operating results could also be impacted by changes in overall trends related to end market demand for the product portfolio, as well as new entrants and non-traditional players entering the market. Operating results in our Defense and Space business unit may be affected by the mix of U.S. and foreign government appropriations for defense and space programs and by compliance risks. Results may also be impacted by the potential introduction of counterfeit parts into our global supply chain.
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
Our international operations, including U.S. exports, represent more than half of the Company’s sales. Risks related to international operations include exchange control regulations, wage and price controls, fluctuations in foreign currency exchange rates, antitrust regulations, employment regulations, foreign investment laws, import, export, and other trade restrictions (such as sanctions and embargoes), differing levels of protection of intellectual property, acts of industrial espionage, violations by our employees of anti-corruption laws (despite our efforts to mitigate such risk), changes in regulations regarding transactions with state-owned enterprises, nationalization of private enterprises, acts of terrorism, acts of war, civil strife, and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. Instability and uncertainties arising from the global geopolitical environment and the evolving international and domestic political, regulatory, and economic landscape, including the potential for changes in global trade policies, such as sanctions and trade barriers, and trends such as populism, economic nationalism, and negative sentiment toward multinational companies, as well as the cost of compliance with increasingly complex and often conflicting regulations worldwide, can impair our flexibility in modifying product, marketing, pricing, or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.
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
30    Honeywell International Inc.

TABLE OF CONTENTS	RISK FACTORS
The U.S. continues to implement certain trade actions, including imposing tariffs on certain goods imported from China and other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs, export controls, and sanctions laws imposed by the U.S. on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could increase the cost of our products.
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
To the extent the current conflict between Russia and Ukraine escalates, it may also negatively impact other risk factors disclosed in this Form 10-K and further impact our financial results. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and consumer spending; cybersecurity incidents and other disruptions to our information technology infrastructure or that of our customers and suppliers, including disruptions at our cloud computing, server, systems, and other third party information technology (IT) service providers; adverse changes in international trade policies and relations; our ability to implement and execute our business strategy, particularly in Eastern Europe and surrounding regions; disruptions in global supply chains; energy shortages; terrorist activities targeting U.S. government contractors and/or critical infrastructure; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets.
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
Significant changes in actual investment return on pension assets, discount rates, and other factors could adversely affect our results of operations and require cash pension contributions in future periods. Changes in discount rates and actual asset returns different than our anticipated asset returns can result in significant non-cash actuarial gains or losses, which we record in the fourth quarter of each fiscal year, and, if applicable, in any quarter in which an interim re-measurement is triggered. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets, and the impact of legislative or regulatory changes related to pension funding obligations.
OPERATIONAL RISKS
Raw material price fluctuations, inflation, the ability of key suppliers to meet quality and delivery requirements, or catastrophic events can increase the cost of our products and services, impact our ability to meet commitments to customers, and cause us to incur significant liabilities.
The cost of raw materials is a key element in the cost of our products, particularly in Performance Materials and Technologies (copper, fluorspar, tungsten salts, ethylene, aluminum, and molybdenum) and in Aerospace (nickel, steel, titanium, and other metals). As of December 31, 2023, Aerospace and Performance Materials and Technologies had 85% and 64%, respectively, of raw materials supply base under contract. While we have implemented mitigation strategies to reduce the impact of supply chain disruptions, any inability to source necessary materials when and as needed, offset material price or labor inflation through increased prices to customers, formula-driven or long-term fixed price contracts with suppliers, productivity actions, or commodity hedges could adversely affect our results of operations.
31    Honeywell International Inc.

TABLE OF CONTENTS	RISK FACTORS
Many major components, product equipment items, and raw materials, particularly in Aerospace, are procured or subcontracted on a single or sole-source basis. Although we maintain a qualification and performance surveillance process and we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases, in addition to other supply chain disruptions, may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. In addition, current or future global economic uncertainty, including inflation and increased interest rates, supply chain and labor disruptions, unemployment rates, banking instability, any U.S. government shutdown, any downgrades in the U.S. government's sovereign credit rating, public health crises, volatile financial markets, geopolitical instability and regional conflicts, and potential recession may affect the financial stability of our key suppliers or their access to financing, which may in turn affect their ability to perform their obligations to us. If one or more of our suppliers experiences financial difficulties, delivery delays, or other performance problems, our resulting inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.
In an effort to reduce the impact of current and future supply chain disruptions, we have implemented short-term and long-term strategies to reduce the impact of such disruptions, including pricing actions, longer-term planning for constrained materials, material supply tracking tools, direct engagement with key suppliers to meet customer demand, and development of new or redesigned products that satisfy our product quality controls and engineering qualifications and/or any applicable regulatory requirements. We cannot provide any assurance that our mitigation strategies will continue to be successful, or that we will be able to alter our strategies or develop new strategies if and as needed.
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
Our future growth rate depends upon a number of factors, including our ability to (i) identify and evolve with emerging technological and broader industry trends, including technologies such as artificial intelligence and machine learning in our target end markets; (ii) develop and maintain competitive products; (iii) defend our market share against an ever-expanding number of competitors, including many new and non-traditional competitors; (iv) enhance our products by adding innovative features that differentiate our products from those of our competitors and prevent commoditization of our products; (v) develop, manufacture, and bring compelling new products to market quickly and cost-effectively; (vi) monitor disruptive technologies and business models; (vii) achieve sufficient return on investment for new products introduced based on capital expenditures and research and development spending; (viii) respond to changes in overall trends related to end market demand; and (ix) attract, develop, and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products. Competitors may also develop after-market services and parts for our products which attract customers and adversely affect our return on investment for new products. The failure of our technologies or products to gain market acceptance due to more attractive offerings by our competitors or the failure to address any of the above factors could significantly reduce our revenues and adversely affect our competitive standing and prospects.
Failure to increase productivity through sustainable operational improvements, as well as an inability to successfully execute repositioning projects or to effectively manage our workforce, may reduce our profitability or adversely impact our businesses.
Our profitability and margin growth are dependent upon our ability to drive sustainable improvements. We seek productivity and cost savings benefits through repositioning actions and projects, such as consolidation of manufacturing facilities, transitions to cost-competitive regions, and product line rationalizations. Risks associated with these actions include delays in execution, additional unexpected costs, realization of fewer than estimated productivity improvements, and adverse effects on employee morale. We may not realize the full operational or financial benefits we expect, the recognition of these benefits may be delayed, and these actions may potentially disrupt our operations. In addition, organizational changes, increased attrition, failure to create and implement a succession plan for key Company positions, not retaining key talent, inability to attract new employees with unique skills, trends in rising labor costs and labor availability, labor relations difficulties, or workforce stoppage could have a material adverse effect on our business, reputation, financial position, and results of operations. Additionally, certain personnel may be required to receive various clearances and substantial training in order to work on certain programs or perform certain tasks. Necessary security clearances may be delayed, which may impact our ability to perform on our U.S. government contracts. We also may not be successful in training or developing qualified personnel with the requisite relevant skills or security clearances.
32    Honeywell International Inc.

TABLE OF CONTENTS	RISK FACTORS
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
Our business, reputation, and financial performance may be materially impacted by cybersecurity attacks on our information technology infrastructure and products.
Cybersecurity is a critical component of the Company’s enterprise risk management program. Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to IT systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products, its customers, and/or its third party software and service providers, including cloud providers. Our customers, including the U.S. government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. We seek to deploy comprehensive measures to deter, prevent, detect, respond to, and mitigate these threats, including identity and access controls, data protection, vulnerability assessments, continuous monitoring of our IT networks and systems, and maintenance of backup and protective systems. Despite these efforts, cybersecurity incidents (against us, parties with whom we contract, or software used in our business), including incidents due to human error, third-party action, including actions of foreign actors, which risk may be exacerbated by the current Russia-Ukraine and Israel-Hamas conflicts and U.S. and international response, insider attacks, phishing or denial-of-service attacks, ransomware or other malware, social engineering, malfeasance, other unauthorized physical or electronic access, or other vulnerabilities, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties), theft of funds, and the disruption of business operations. In addition, the techniques used to obtain unauthorized access to sensitive data continue to evolve and become more sophisticated and may not be recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures, and future cybersecurity incidents could go undetected and persist for an extended period of time. Furthermore, to the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks, and vulnerabilities may be introduced from the use of artificial intelligence by us, our financial services providers and other vendors and third-party providers.
Our customers, partners (including our suppliers), subcontractors, and other third parties to whom we entrust confidential data, and on whom we rely to provide products and services, face similar threats and growing requirements. We depend on such parties to implement adequate controls and safeguards to protect against and report cyber incidents. If such parties fail to deter, detect, or report cybersecurity incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, performance, employees, and reputation.
33    Honeywell International Inc.

TABLE OF CONTENTS	RISK FACTORS
The potential consequences of a material cybersecurity incident and its effects include financial loss, reputational damage, litigation with third parties, theft of intellectual property, fines levied by the Federal Trade Commission or other government agencies, diminution in the value of our investment in research, development, and engineering, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could have a material impact on our competitiveness, business, financial condition, and results of operations. In addition, cybersecurity laws and regulations continue to evolve, and are increasingly demanding, both in the U.S. and globally, which adds compliance complexity and may increase our costs of compliance and expose us to reputational damage or litigation, monetary damages, regulatory enforcement actions, or fines in one or more jurisdictions. We cannot be certain that our cybersecurity insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.
The development of technology products and services presents security and safety risks.
An increasing number of our products, services, and technologies are delivered with Internet of Things (IoT) capabilities and the accompanying interconnected device networks, which include sensors, data, and advanced computing capabilities. We have developed product software designs that we believe are less susceptible to cyber-attacks, but despite these efforts, if our products and services that include IoT solutions do not work as intended or are compromised, the possible consequences include financial loss, reputational damage, exposure to legal claims or enforcement actions, theft of intellectual property, and diminution in the value of our investment in research, development, and engineering, which in turn could adversely affect our competitiveness and results of operations.
Data privacy, data protection, and information security may require significant resources and present certain risks.
We collect, store, have access to, and otherwise process certain confidential or sensitive data, including proprietary business information, personal data, or other information that is subject to data privacy and security laws, regulations, and/or contractual obligations with third parties. Despite our efforts to protect such data, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, or human errors that could potentially lead to the compromise of such data, improper use of our products, systems, software solutions, or networks, unauthorized access, use, disclosure, modification, or destruction of data, defective products, production downtimes, and operational disruptions. A significant actual or perceived risk of theft, loss, fraudulent use or misuse of customer, employee, or other data, whether by us, our suppliers, channel partners, customers, or other third parties, as a result of employee error or malfeasance, or as a result of the imaging, software, security, and other products we incorporate into our products, as well as non-compliance with applicable industry standards or our contractual or other legal obligations or privacy and information security policies regarding such data, could result in costs, fines, litigation, or regulatory actions, or could lead customers to select the products and services of our competitors. In addition, we operate in an environment in which there are different and potentially conflicting laws in effect in the U.S. and foreign jurisdictions in which we operate, and we must understand and comply with each law and standard in these jurisdictions while also ensuring the data is secure. Many of these laws impose stringent requirements as to how we collect, store, maintain, transfer, and otherwise process personal data and provide significant or material penalties for noncompliance. Many jurisdictions have passed or are considering laws that require personal data relating to their residents or citizens to be maintained or replicated on local servers or impose specific obligations related to extraterritorial data transfers. Government enforcement actions can be costly and interrupt the regular operation of our business, and actual or alleged violations of such laws, including in relation to the Company’s processing of personal data or adoption of emerging technologies such as artificial intelligence and machine learning, can result in fines, reputational damage, and civil lawsuits, any of which may adversely affect our business, reputation, and financial statements.
A material disruption of our operations, particularly at our manufacturing facilities or within our IT infrastructure, could adversely affect our business.
Our facilities, supply chains, distribution systems, and IT systems are subject to catastrophic loss due to natural disasters or other weather-related disruptions, including hurricanes and floods, which may be exacerbated by the effects of climate change, power outages, fires, explosions, terrorism, equipment failures, sabotage, cyber incidents, any potential effects of climate change and adverse weather conditions, including water scarcity and rising sea levels, labor disputes, critical supply failure, inaccurate downtime forecast, political disruption and regional conflicts, public health crises, like a regional or global pandemic, and other reasons, which can result in undesirable consequences, including financial losses and damaged relationships with customers. We employ IT systems and networks to support the business and rely on them to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Although preventative measures may help to mitigate damage, such measures could be costly, and disruptions to our manufacturing facilities or IT infrastructure from system failures, shutdowns, power outages and energy shortages, telecommunication or utility failures, cybersecurity incidents, and other events, including disruptions at our cloud computing, server, systems, and other third party IT service providers, could interfere with our operations, interrupt production and shipments, damage customer and business partner relationships, and negatively impact our reputation. In addition, the insurance we maintain may not be adequate to cover our losses resulting from any business interruption, including those resulting from a natural disaster or other severe weather event, and recurring extreme weather events or other adverse events could reduce the availability or increase the cost of insurance.
34    Honeywell International Inc.

TABLE OF CONTENTS	RISK FACTORS
Concentrations of credit, counterparty, and market risk may adversely affect our results of operations and financial condition.
We maintain long-term contractual relationships with many of our customers, suppliers, and other counterparties. While we monitor the financial health of these counterparties, we are exposed to credit and market risks of such counterparties, including those concentrated in the same or similar industries and geographic regions. Changes in political and economic conditions could also lead to concerns about the creditworthiness of counterparties and their ability to pay in the same or similar industry or geography, impacting our ability to renew our long-term contractual arrangements or collect amounts due under these arrangements. Among other factors, geopolitical events, inflation, rising interest rates, banking instability, and changes in economic conditions, including an economic downturn or recession, could also result in the credit deterioration or insolvency of a significant counterparty.
We are impacted by increasing stakeholder interest in public company performance, disclosure, and goal-setting with respect to environmental, social, and governance matters.
In response to growing customer, investor, employee, governmental, and other stakeholder interest in our ESG practices, including our procedures, standards, performance metrics, and goals, we have increased reporting of our ESG programs and performance and have established and announced goals and other objectives related to ESG matters. These goal statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our ability to achieve any goal or objective, including with respect to ESG initiatives, is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (i) the availability and cost of low- or non-carbon-based energy sources and technologies, (ii) evolving regulatory requirements affecting ESG standards or disclosures, (iii) the availability of suppliers that can meet our sustainability, diversity and other standards, (iv) our ability to recruit, develop, and retain diverse talent in our labor markets, and (v) the impact of our organic growth and acquisitions or dispositions of businesses or operations. In addition, standards for tracking and reporting on ESG matters have not been harmonized and continue to evolve. Our processes and controls for reporting of ESG matters may not always comply with evolving and disparate standards for identifying, measuring, and reporting ESG metrics, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our performance metrics, goals, or reported progress in achieving such goals. In addition, certain of our products and services, including offerings in our Defense and Space business unit, are unattractive to certain investors and may cause us to be increasingly subject to ESG-driven investment practices that preclude investment in our debt and equity. On the other hand, some investors have a negative response to ESG practices as a result of anti-ESG sentiment and may choose not to invest in us, or divest in their holdings of us, as a result of our ESG practices and initiatives.
If our ESG practices or business portfolio do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment, supplier, business partner, or acquiror could be negatively impacted. Our failure or perceived failure to pursue or fulfill our goals, targets, and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could have similar negative impacts and expose us to government enforcement actions and private litigation.
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
The growing focus on addressing global climate change has resulted in more regulations designed to reduce GHG emissions and more customer demand for products and services that have a lower carbon footprint or that help businesses and consumers reduce carbon emissions throughout their value chains. These regulations tend to be implemented under global, national and sub-national climate objectives or policies, and target the global warming potential of refrigerants, energy efficiency, and the combustion of fossil fuels. Although we offer and continue to invest in developing solutions that help our customers meet their carbon reduction and sustainability goals, many of our products combust fossil fuels, consume energy, and use refrigerants. Regulations and carbon reduction goals which seek to reduce GHG emissions could reduce demand for such products and present a risk to our business. We may be required to further increase research and development and other capital expenditures in order to develop offerings that meet these new regulations, standards, and customer demands. There can be no assurance that our new product development efforts will be successful, that our products will be accepted by the market, or that economic returns will reflect our investments in new product development.
35    Honeywell International Inc.

TABLE OF CONTENTS	RISK FACTORS
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
The Organisation for Economic Co-operation and Development (OECD)/G20 and other invited countries, developed a global tax framework inclusive of a 15% global minimum tax under the Pillar Two Global Anti-Base Erosion Rules (Pillar Two). On December 15, 2022, the Council of the European Union (EU) formally adopted the OECD’s framework to achieve a coordinated implementation amongst EU Member States consistent with EU law. The EU’s Pillar Two Directive effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. Other major jurisdictions are actively considering and implementing changes to their tax laws to adopt certain parts of the OECD’s proposals. We have assessed this framework and determined, based upon available guidance, that these changes will not have a material impact to our results of operations. Any future changes in OECD guidance or interpretations, including local country tax legislative changes thereof, could impact our initial assessment; therefore, we will continue to monitor and refine our assessment as further guidance is made available.
Changes in legislation or government regulations or policies can have a significant impact on our results of operations.
The sales and margins of each of our reportable business segments are directly impacted by government regulations, including environmental, safety, performance, and product certification regulations. Within Aerospace, the operating results of Commercial Aviation Original Equipment and Commercial Aviation Aftermarket may be impacted by, among other things, mandates of the Federal Aviation Administration and other similar international regulatory bodies requiring the installation of equipment on aircraft. Our Defense and Space business unit may be affected by changes in government procurement regulations. Within Honeywell Building Technologies and Safety and Productivity Solutions, the demand for and cost of providing products, services and solutions can be impacted by fire, security, safety, health care, environmental, and energy efficiency standards and regulations. Performance Materials and Technologies’ results of operations can be impacted by environmental and health standards, regulations, and judicial determinations, including potential per/polyfluoroalkyl substances (PFAS) legislation and regulations that, if adopted, could impact the sale of certain products in our Advanced Materials business unit, without fully assessing level of risk or environmental impact. Growth in all our businesses within emerging markets may be adversely impacted by the inability to acquire and retain qualified employees where local employment law mandates may be restrictive. Changes in such regulations and government policies could negatively impact us; for instance, noncompliance with legislation and regulations can result in fines and penalties, and compliance with any new regulations or policies may be burdensome and/or require significant expenditures.
Increased focus and evolving views of lawmakers on climate change and other ESG issues could have a long-term impact on our business and result of operations.
Increased public awareness and concern regarding global climate change and other ESG matters may result in more international, regional, and/or federal regulatory or other stakeholder requirements or expectations that could mandate more restrictive or expansive standards, such as stricter limits on GHG emissions or more prescriptive reporting of ESG metrics, practices, and targets, than the voluntary commitments that the Company has adopted or require such changes on a more accelerated time frame. There continues to be a lack of consistent climate and other ESG legislation, which creates economic and regulatory uncertainty; however, there has been an increasing amount of legislative and regulatory activity, particularly in the European Union, United Kingdom, and U.S. In addition, there is also an increasing number of state-level anti-ESG initiatives in the U.S. that may conflict with other regulatory requirements, resulting in regulatory uncertainty. New or revised legal and regulatory requirements could impose significant operational restrictions and compliance requirements upon the Company or its products, and could negatively impact the Company’s business, capital expenditures, results of operations, financial condition, and competitive position.
36    Honeywell International Inc.

TABLE OF CONTENTS	RISK FACTORS
We cannot predict with certainty the outcome of litigation matters, government proceedings and other contingencies and uncertainties.
We are currently, and may in the future become, subject to lawsuits, fines, investigations, and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability (including asbestos), the integration of emerging technologies (such as, but not limited to, artificial intelligence and machine learning), prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, antitrust, anti-corruption, accounting, import and export, and environmental, health, and safety matters. Our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements, and we may become subject to or be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, reputation, cash flows, and financial condition. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. The incurrence of significant liabilities for which there is no or insufficient insurance coverage could adversely affect our results of operations, cash flows, liquidity, and financial condition. See Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion regarding the uncertainty associated with asbestos-related liabilities.

37    Honeywell International Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Information relating to market risks is included within Liquidity and Capital Resources of our Form 10-K under the caption “Financial Instruments.”
LIQUIDITY AND CAPITAL RESOURCES
(Dollars in tables in millions)
We manage our businesses to maximize operating cash flows as the primary source of liquidity. Each of our businesses focus on increasing operating cash flows through revenue growth, margin expansion, and improved working capital turnover. Additional sources of liquidity include U.S. cash balances, and the ability to access non-U.S. cash balances, short-term debt from the commercial paper market, long-term borrowings, committed credit lines, and access to the public debt and equity markets.
CASH
As of December 31, 2023, and 2022, we held $8.1 billion and $10.1 billion, respectively, of cash and cash equivalents, including our short-term investments. We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty.
As of December 31, 2023, $5.9 billion of the Company’s cash, cash equivalents, and short-term investments were held by non-U.S. subsidiaries. We do not have material amounts related to any jurisdiction subject to currency control restrictions that impact our ability to access and repatriate such amounts. Under current laws, we do not expect taxes on repatriation or restrictions on amounts held outside of the U.S. to have a material effect on our overall liquidity.
CASH FLOW SUMMARY
Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Years Ended December 31,
	2023	2022	Change 2023 vs. 2022	2021	Change 2022 vs. 2021
Cash and cash equivalents at beginning of period	$9,627	$10,959	$(1,332)	$14,275	$(3,316)
Operating activities
Net income attributable to Honeywell	5,658	4,966	692	5,542	(576)
Noncash adjustments	1,980	1,946	34	971	975
Changes in working capital	(150)	(1,334)	1,184	51	(1,385)
NARCO Buyout payment	(1,325)	—	(1,325)	—	—
Other operating activities	(823)	(304)	(519)	(526)	222
Net cash provided by operating activities	5,340	5,274	66	6,038	(764)
Net cash used for investing activities	(1,293)	(93)	(1,200)	(1,061)	968
Net cash used for financing activities	(5,763)	(6,330)	567	(8,254)	1,924
Effect of foreign exchange rate changes on cash and cash equivalents	14	(183)	197	(39)	(144)
Net increase (decrease) in cash and cash equivalents	(1,702)	(1,332)	(370)	(3,316)	1,984
Cash and cash equivalents at end of period	$7,925	$9,627	$(1,702)	$10,959	$(1,332)
38    Honeywell International Inc.

TABLE OF CONTENTS	LIQUIDITY AND CAPITAL RESOURCES
Year ended December 31, 2023
Net cash provided by operating activities was $5,340 million, driven by $5,658 million of Net income attributable to Honeywell, adjusted for $1,176 million of depreciation and amortization, and a $518 million increase from Accounts payable, due to increased material receipts and lower disbursements, partially offset by the $1,325 million payment pursuant to the NARCO Amended Buyout Agreement and a $626 million increase in Inventories, due to increased purchases.
Net cash used for investing activities was $1,293 million, driven by $1,039 million of capital expenditures and $718 million cash paid for acquisitions, partially offset by a $411 million net decrease in investments.
Net cash used for financing activities was $5,763 million, driven by $3,715 million of repurchases of common stock, $2,855 million of cash dividends paid, and $1,731 million of payments of long-term debt, partially offset by $2,986 million of proceeds from issuance of long-term debt.
2023 compared with 2022
Net cash provided by operating activities increased by $66 million due to cash generated from operations, which included a favorable impact of working capital and the HWI Net Sale Proceeds of $275 million. The favorable impact of working capital was driven by a $697 million decrease in Accounts receivable, due to higher cash receipts, and a $673 million increase in Accounts payable, due to increased material receipts and lower disbursements. This was partially offset by the $1,325 million payment pursuant to the NARCO Amended Buyout Agreement and $203 million payment for the settlement of UOP Matters.
Net cash used for investing activities increased by $1,200 million due to a $540 million increase in cash paid for acquisitions, $409 million of cash receipts from Garrett Motion Inc. (Garrett) in 2022, and a $363 million decrease in cash receipts from settlements of derivative contracts, partially offset by a $367 million net decrease in investments.
Net cash used for financing activities decreased by $567 million due to a $485 million decrease in repurchases of common stock and $119 million decrease in payments of long-term debt, partially offset by a $136 million increase in cash dividends paid.
See Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information on the NARCO Amended Buyout Agreement, HWI Net Sale Proceeds, and UOP Matters.
CASH REQUIREMENTS AND ASSESSMENT OF CURRENT LIQUIDITY
In addition to our normal operating cash requirements, we expect our primary cash requirements in 2024 to be as follows:
•Capital expenditures—we expect to spend approximately $1.1 billion for capital expenditures in 2024 primarily for growth, production and capacity expansion, implementation of cost reduction measures, maintenance, and replacement.
•Share repurchases—under our share repurchase program, $7.1 billion was available as of December 31, 2023, for additional share repurchases as authorized by the Board of Directors on April 24, 2023. We expect to repurchase outstanding shares from time to time to offset the dilutive impact of employee stock-based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we will seek to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and our level of operating, financing, and other investing activities.
•Mergers and acquisitions—we expect to spend $5.0 billion to complete the acquisition of Carrier Global Corporation's Global Access Solutions business, as announced on December 8, 2023, subject to customary closing conditions, including receipt of certain regulatory approvals. We expect to evaluate and undertake other actions to optimize our portfolio, including executing on strategic bolt-on acquisitions over the course of 2024.
•Dividends—we increased our quarterly dividend rate by 5% to $1.08 per share of common stock effective with the fourth quarter 2023 dividend. We intend to continue to pay quarterly dividends in 2024.
We continually seek opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers. In addition, we maintain agreements with third-party financial institutions that offer voluntary supply chain financing (SCF) programs to suppliers. The SCF programs enable suppliers, at their sole discretion, to sell their receivables to third-party financial institutions in order to receive payment on receivables earlier than the negotiated commercial terms between us and our suppliers. Supplier sale of receivables to third-party financial institutions is on terms negotiated between the supplier and the respective third-party financial institution. We agree on commercial terms for the goods and services we procure from our suppliers, including prices, quantities, and payment terms, which normally range between 60 and 120 days, regardless of whether the supplier elects to participate in the SCF programs. A suppliers’ voluntary participation in the SCF programs has no bearing on our payment terms and we have no economic interest in a supplier’s decision to participate in the SCF programs. We agree to pay participating third-party financial institutions the stated amounts of confirmed invoices from suppliers on the original maturity dates of the invoices.
39    Honeywell International Inc.

TABLE OF CONTENTS	LIQUIDITY AND CAPITAL RESOURCES
Amounts outstanding related to SCF programs are included in Accounts payable in the Consolidated Balance Sheet. At December 31, 2023, Accounts payable included approximately $1,112 million payable to suppliers who have elected to participate in the SCF programs. Amounts settled with third-party financial institutions through the SCF programs increased approximately $700 million for the year ended December 31, 2023. The increase for the year ended December 31, 2023, reflects a combination of increased enrollment and utilization of our SCF programs. All activity related to amounts due to suppliers that elected to participate in the SCF programs is reflected in Cash flows from operating activities in our Consolidated Statement of Cash Flows. While access to SCF could decrease if our credit ratings are downgraded, we do not believe that changes in the availability of SCF will have a significant impact on our liquidity. The impact of these programs is not material to our overall liquidity.
We sell trade receivables to unaffiliated financial institutions with limited or no recourse. Transfers of the receivables are accounted for as sales and, accordingly, receivables sold are excluded from Accounts receivable—net in the Consolidated Balance Sheet and are reflected in Cash flows from operating activities in the Consolidated Statement of Cash Flows. The difference between the carrying amount of the trade receivables sold and the cash received is recorded in Cost of products and services sold in the Consolidated Statement of Operations. The impact of this program is not material to our overall liquidity.
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
In early 2023, we made payments of approximately $1.5 billion in connection with the NARCO Buyout and UOP Matters. Pursuant to the NARCO Amended Buyout Agreement, in 2023 we received proceeds from the HWI Sale in the amount of $275 million. See Note 12 Fair Value Measurements of Notes to Consolidated Financial Statements for additional discussion related to the fair value of future proceeds from the HWI Sale.
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
BORROWINGS
We leverage a variety of debt instruments to manage our overall borrowing costs. As of December 31, 2023, and 2022, our total borrowings were $20.4 billion and $19.6 billion, respectively.

	December 31,
	2023	2022
Commercial paper	$2,083	$2,715
Variable rate notes	22	22
Fixed rate notes	18,530	17,086
Other	219	267
Fair value of hedging instruments	(166)	(287)
Debt issuance costs	(245)	(233)
Total borrowings	$20,443	$19,570
A primary source of liquidity is our ability to access the corporate bond markets. Through these markets, we issue a variety of long-term fixed rate notes, in a variety of currencies, to manage our overall funding costs.
Another primary source of liquidity is our ability to access the commercial paper market. Commercial paper notes are sold at a discount or premium and have a maturity of not more than 365 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing acquisitions. The weighted average interest rate on commercial paper and other short-term borrowings outstanding was 4.29% and 3.29% as of December 31, 2023, and 2022, respectively.
40    Honeywell International Inc.

TABLE OF CONTENTS	LIQUIDITY AND CAPITAL RESOURCES
We also have the following revolving credit agreements:
•A $1.5 billion 364-day credit agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated as of March 20, 2023. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 18, 2024, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 18, 2025, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 364-Day Credit Agreement replaced the previously reported $1.5 billion 364-day credit agreement dated as of March 24, 2022, which was terminated in accordance with its terms effective March 20, 2023. As of December 31, 2023, there were no outstanding borrowings under our 364-Day Credit Agreement.
•A $4.0 billion five-year credit agreement (the 5-Year Credit Agreement) with a syndicate of banks, dated as of March 20, 2023. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 5-Year Credit Agreement amended and restated the previously reported $4.0 billion amended and restated five-year credit agreement dated as of March 24, 2022. As of December 31, 2023, there were no outstanding borrowings under our 5-Year Credit Agreement.
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
CREDIT RATINGS
Our ability to access the global debt capital markets and the related cost of these borrowings is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of December 31, 2023, S&P Global Inc. (S&P), Fitch Ratings Inc. (Fitch), and Moody’s Investor Service (Moody's) have ratings on our debt set forth in the table below:

	S&P	Fitch	Moody's
Outlook	Stable	Stable	Positive
Short-term	A-1	F1	P1
Long-term	A	A	A2
On September 20, 2023, Moody's affirmed all credit ratings of the Company and revised their credit rating outlook from stable to positive.
41    Honeywell International Inc.

TABLE OF CONTENTS	LIQUIDITY AND CAPITAL RESOURCES
CONTRACTUAL OBLIGATIONS
Following is a summary of our significant contractual obligations and probable liability payments at December 31, 2023:

		Payments by Period
	Total[6,7]	2024	2025 - 2026	2027 - 2028	Thereafter
Long-term debt, including finance leases[1]	$18,358	$1,796	$2,842	$3,245	$10,475
Interest payments on long-term debt, including finance leases	4,995	568	1,037	893	2,497
Operating lease liabilities	1,241	222	340	236	443
Purchase obligations[2]	3,004	1,543	1,144	265	52
Estimated environmental liability payments[3]	641	227	211	153	50
Asbestos-related liability payments[4]	1,644	154	278	225	987
Asbestos insurance recoveries[5]	(123)	(16)	(24)	(19)	(64)
Total contractual obligations	$29,760	$4,494	$5,828	$4,998	$14,440

1	Assumes all long-term debt is outstanding until scheduled maturity.
2	Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.
3	The payment amounts in the table only reflect the environmental liabilities which are probable and reasonably estimable as of December 31, 2023.
4
These amounts are estimates of asbestos-related cash payments for Bendix Friction Materials (Bendix) based on our asbestos-related liabilities which are probable and reasonably estimable as of December 31, 2023. See Asbestos Matters in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information.

5
These amounts represent our insurance recoveries that are deemed probable for asbestos-related liabilities as of December 31, 2023. See Asbestos Matters in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information.

6	The table excludes tax liability payments, including those for unrecognized tax benefits. See Note 5 Income Taxes of Notes to Consolidated Financial Statements for additional information.
7
The table excludes expected proceeds from the indemnification and reimbursement agreements entered into with Resideo Technologies, Inc. (Resideo). See Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information.

ASBESTOS MATTERS
Payments, net of insurance recoveries, related to known asbestos matters were $109 million, $166 million, and $240 million for the years ended December 31, 2023, 2022, and 2021, respectively, and are estimated to be approximately $177 million in 2024. We expect to make payments associated with these asbestos matters from operating cash flows. The timing of these payments depends on several factors, including the timing of litigation and settlements of liability claims. In early 2023, we made payments of approximately $1.3 billion in connection with the NARCO Buyout. For additional information regarding the NARCO Buyout, see Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements.
ENVIRONMENTAL MATTERS
Accruals for environmental matters deemed probable and reasonably estimable were $222 million, $186 million, and $168 million for the years ended December 31, 2023, 2022, and 2021, respectively. In addition, for the years ended December 31, 2023, 2022, and 2021, we incurred operating costs for ongoing businesses of approximately $110 million, $71 million, and $88 million, respectively, relating to compliance with environmental regulations.
Payments related to known environmental matters were $196 million, $211 million, and $210 million for the years ended December 31, 2023, 2022, and 2021, respectively, and are estimated to be approximately $227 million in 2024. We expect to make payments associated with these environmental matters from operating cash flows. The timing of these payments depends on several factors, including the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, execution timeframe of projects, remedial techniques to be utilized, and agreement with other parties.
Reimbursements from Resideo for payments related to environmental matters at certain sites, as defined in the indemnification and reimbursement agreement, were $140 million in 2023 and are expected to be $140 million in 2024.
See Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of our environmental matters and the indemnification and reimbursement agreement entered into with Resideo.
42    Honeywell International Inc.

TABLE OF CONTENTS	LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to reduce risks from interest and foreign currency exchange rate fluctuations. Derivative financial instruments are not used for trading or other speculative purposes and we do not use leveraged derivative financial instruments.
The following table illustrates the potential change in fair value for interest rate sensitive instruments based on a hypothetical immediate one percentage point increase in interest rates across all maturities and the potential change in fair value for foreign exchange rate sensitive instruments based on a 10% weakening of the U.S. Dollar versus local currency exchange rates across all maturities at December 31, 2023, and 2022:

	Face or Notional Amount	Carrying Value[1]	Fair Value[1]	Estimated Increase (Decrease) in Fair Value[2]
December 31, 2023
Interest rate sensitive instruments
Long-term debt (including current maturities)	$18,358	$(18,358)	$(17,706)	$(1,530)
Interest rate swap agreements	4,717	(166)	(166)	(160)
Total	$23,075	$(18,524)	$(17,872)	$(1,690)
Foreign exchange rate sensitive instruments
Foreign currency exchange contracts[3]	$8,910	$26	$26	$(319)
Cross currency swap agreements	4,264	(145)	(145)	(234)
Total	$13,174	$(119)	$(119)	$(553)
December 31, 2022
Interest rate sensitive instruments
Long-term debt (including current maturities)	$16,853	$(16,853)	$(15,856)	$(980)
Interest rate swap agreements	4,984	(287)	(287)	(189)
Total	$21,837	$(17,140)	$(16,143)	$(1,169)
Foreign exchange rate sensitive instruments
Foreign currency exchange contracts[3]	$10,545	$85	$85	$(305)
Cross currency swap agreements	3,189	90	90	(311)
Total	$13,734	$175	$175	$(616)

1	Asset or (liability).
2
A potential change in fair value of interest rate sensitive instruments based on a hypothetical immediate one percentage point decrease in interest rates across all maturities and a potential change in fair value of foreign exchange rate sensitive instruments based on a 10% strengthening of the U.S. dollar versus local currency exchange rates across all maturities will result in a change in fair value approximately equal to the inverse of the amount disclosed in the table.

3
Changes in the fair value of foreign currency exchange contracts are offset by changes in the fair value, cash flows, or net investments of underlying hedged foreign currency transactions or foreign operations.

See Note 11 Derivative Instruments and Hedging Transactions of Notes to Consolidated Financial Statements for further discussion.
43    Honeywell International Inc.

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
Sales Recognition on Long-Term Contracts—We recognize sales for long-term contracts with performance obligations satisfied over time using either an input or output method. We recognize revenue over time as we perform on these contracts based on the continuous transfer of control to the customer. With control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost input method of progress for our contracts because it best depicts the transfer of control to the customer that occurs as we incur costs. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion requires judgment. Contract revenues are largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance and price adjustment clauses (such as inflation or index-based clauses). Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risks, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Impacts from changes in estimates of net sales and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. Anticipated losses on long-term contracts are recognized when such losses become evident. We maintain financial controls over the customer qualification, contract pricing, and estimation processes to reduce the risk of contract losses.
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
See Note 1 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further discussion of additional income tax policies.
44    Honeywell International Inc.

TABLE OF CONTENTS	CRITICAL ACCOUNTING ESTIMATES
Goodwill and Indefinite-Lived Intangible Assets Impairment Testing—Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual, or more frequent if necessary, impairment testing. In testing goodwill and indefinite-lived intangible assets, the fair value is estimated utilizing a discounted cash flow approach, including strategic and annual operating plans, adjusted for terminal value assumptions. These impairment tests involve the use of accounting estimates and assumptions, and changes to those assumptions could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. To address this uncertainty, we perform sensitivity analyses on key estimates and assumptions. Once the fair value is determined, if the carrying amount exceeds the fair value, it is impaired. Any impairment is measured as the difference between the carrying amount and its fair value.
Definite-Lived Intangible Assets—The determination of useful lives (for depreciation/amortization purposes) and whether or not intangible assets are impaired involves the use of accounting estimates and assumptions, and changes to those assumptions could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. We evaluate the recoverability of the carrying amount of our definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of a definite-lived intangible asset group may not be fully recoverable. The principal factors in considering when to perform an impairment review are as follows:
•Significant under-performance (i.e., declines in sales, earnings, or cash flows) of a business or product line in relation to expectations;
•Annual operating plans or strategic plan outlook that indicates an unfavorable trend in operating performance of a business or product line;
•Significant negative industry or economic trends; or
•Significant changes or planned changes in our use of the assets.
Once it is determined that an impairment review is necessary, recoverability of assets is measured by comparing the carrying amount of the asset grouping to the estimated future undiscounted cash flows. If the carrying amount exceeds the estimated future undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is then measured as the difference between the carrying amount of the asset grouping and its fair value. We endeavor to utilize the best information available to measure fair value, which is usually either market prices (if available), level 1 or level 2 of the fair value hierarchy, or an estimate of the future discounted cash flows, level 3 of the fair value hierarchy. The key estimates in our discounted cash flow analysis include assumptions as to expected industry and business growth rates, sales volume, selling prices and costs, cash flows, and the discount rate selected. These estimates are subject to changes in the economic environment, including market interest rates and expected volatility. Management believes the estimates of future cash flows and fair values are reasonable; however, changes in estimates due to variances from assumptions could materially affect the valuations.
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
The key assumptions used in developing our net periodic pension (income) expense for our U.S. plans included the following:

	2023	2022	2021
Discount rate
Projected benefit obligation	5.17%	2.87%	2.50%
Service cost	5.26%	2.98%	2.68%
Interest cost	5.07%	2.26%	1.76%
Assets
Expected rate of return	6.75%	6.40%	6.15%
Actual rate of return	7.09%	(10.45)%	6.84%
Actual 10 year average annual compounded rate of return	7.26%	8.77%	11.37%
The MTM Adjustment represents the recognition of net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor). Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension plans or when assumptions change. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations as of the measurement date each year and the difference between expected and actual returns on plan assets. The mark-to-market accounting method results in the potential for volatile and difficult to forecast MTM Adjustments. These adjustments resulted in expenses of $153 million, $523 million, and $40 million for the years ended December 31, 2023, 2022, and 2021, respectively.
45    Honeywell International Inc.

TABLE OF CONTENTS	CRITICAL ACCOUNTING ESTIMATES
We determine the expected long-term rate of return on plan assets utilizing historical plan asset returns over varying long-term periods combined with our expectations of future market conditions and asset mix considerations (see Note 20 Pension and Other Postretirement Benefits of Notes to Consolidated Financial Statements for details on the actual various asset classes and targeted asset allocation percentages for our pension plans). We plan to use an expected rate of return on plan assets of 7.00% for 2024, which is an increase in the assumption used for 2023.
The discount rate reflects the market rate on December 31 (measurement date) for high-quality fixed income investments with maturities corresponding to our benefit obligations and is subject to change each year. The discount rate can be volatile from year to year as it is determined based upon prevailing interest rates as of the measurement date. We used a 4.97% discount rate to determine benefit obligations as of December 31, 2023, reflecting an decrease in the market interest rate environment since the prior year-end.
In addition to the potential for MTM Adjustments, changes in our expected rate of return on plan assets and discount rate resulting from economic events also affects future Pension ongoing (income) expense. The following table highlights the sensitivity of our U.S. pension obligations and ongoing (income) expense to changes in these assumptions, with all other assumptions remaining constant. These estimates exclude any potential MTM Adjustment:

Change in Assumption	Impact on 2024 Pension Ongoing Expense	Impact on Projected Benefit Obligation
0.25 percentage point decrease in discount rate	Decrease $16 million	Increase $292 million
0.25 percentage point increase in discount rate	Increase $15 million	Decrease $280 million
0.25 percentage point decrease in expected rate of return on assets	Increase $40 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $40 million	—
Pension ongoing income for our world-wide pension plans is expected to be approximately $538 million in 2024 compared with Pension ongoing income of $528 million in 2023. Also, if required, a MTM Adjustment will be recorded in the fourth quarter of 2024 in accordance with our pension accounting method as previously described. It is difficult to reliably forecast or predict whether there will be a MTM Adjustment in 2024, and if one is required, what the magnitude of such adjustment will be. MTM Adjustments are primarily driven by events and circumstances beyond the control of the Company such as changes in interest rates and the performance of the financial markets.
Asbestos-Related Liabilities and Insurance Recoveries—The recognition of asbestos-related liabilities relates to a predecessor company, Bendix Friction Materials (Bendix). For Bendix asbestos-related claims, we accrue for the estimated value of pending claims using average resolution values over a defined look-back period. We also accrue for the estimated value of future claims related to Bendix over the full term of epidemiological disease projection through 2059 based on historic and anticipated claims filing experience and dismissal rates, disease classifications, and average resolution values in the tort system over a defined look-back period. We review our valuation assumptions and average resolution values used to estimate the cost of Bendix asserted and unasserted claims during the fourth quarter of each year.
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
Contingent Liabilities—We are subject to a number of lawsuits, investigations, and claims (some of which involve substantial dollar amounts) arising out of the conduct of our business operations or those of previously owned entities, including matters relating to commercial transactions, government contracts, product liability (including asbestos), prior acquisitions and divestitures, employee benefit plans, intellectual property, legal, and environmental, health, and safety matters. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the costs associated with environmental matters, the outcome of negotiations, the number and cost of pending and future asbestos claims, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including new discovery of facts, changes in legislation, and outcomes of similar cases through the judicial system), changes in assumptions, or changes in our settlement strategy. See Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of management’s judgment applied in the recognition and measurement of our environmental and asbestos liabilities, which represent our most significant contingencies.
46    Honeywell International Inc.

OTHER MATTERS
LITIGATION
See Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of environmental, asbestos, and other litigation matters.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.
47    Honeywell International Inc.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of Honeywell, listed as follows, are elected annually by the Board of Directors. There are no family relationships among them.

Name, Age, Year First Elected an Executive Officer	Business Experience
Lucian Boldea, 52 2022	President and Chief Executive Officer, Industrial Automation since January 2024. President and Chief Executive Officer, Performance Materials and Technologies from October 2022 to December 2023. Mr. Boldea was previously employed at Eastman Chemical Company, from 1997 to 2022, where he held a variety of leadership roles during his tenure, including Executive Vice President from January 2019 to September 2022, where he led global strategy, business operations, and financial performance.
Jim Currier, 57 2023	President and Chief Executive Officer, Aerospace Technologies since January 2024. President and Chief Executive Officer, Aerospace from August 2023 to December 2023. President, Electronic Solutions from June 2021 to August 2023. President, EMAI Aftermarket organization from October 2019 to June 2021. Vice President of Airlines, North America from October 2018 to October 2019.
Kevin Dehoff, 61 2022	President and Chief Executive Officer, Connected Enterprise since May 2022. President, Productivity Solutions and Services from November 2019 to April 2022. From 2012 to October 2019, Mr. Dehoff served as Senior Partner and Practice Leader in McKinsey & Company where he supported strategic business transformations and led a wide range of performance and operating excellence initiatives.
Billal M. Hammoud, 51 2023
President and Chief Executive Officer, Building Automation since January 2024. President and Chief Executive Officer, Honeywell Building Technologies from April 2023 to December 2023. President of Smart Energy and Thermal Solutions in Performance Materials and Technologies from November 2021 to March 2023. From April 2017 to November 2021, Mr. Hammoud served as President of ESAB Americas and Global Fabrication Solutions at Colfax where he led strategy, business operations, and financial performance.

Vimal Kapur, 58 2018(a)	Chief Executive Officer since June 2023. President and Chief Operating Officer from July 2022 to May 2023. President and Chief Executive Officer, Performance Materials and Technologies from July 2021 to October 2022. President and Chief Executive Officer, Honeywell Building Technologies from June 2018 to June 2021. President of Honeywell Process Solutions from 2014 to May 2018.
Gregory P. Lewis, 56 2018	Senior Vice President and Chief Financial Officer since August 2018. Vice President of Enterprise Information Management from October 2016 to April 2018, prior to being named Vice President, Corporate Finance in May 2018. Chief Financial Officer of Automation and Control Solutions from April 2013 to September 2016.
Anne T. Madden, 59 2017	Senior Vice President and General Counsel since October 2017. Corporate Secretary from February 2018 to September 2019. Vice President of Corporate Development and Global Head of M&A from January 2002 to October 2017.
Karen Mattimore, 57 2020
Senior Vice President and Chief Human Resources Officer since June 2020. Vice President, Human Resources and Communications, Aerospace from February 2018 to June 2020. Vice President, Human Resources Services from April 2015 to February 2018.

Ken West, 49 2024	President and Chief Executive Officer, Energy and Sustainability Solutions since January 2024. Mr. West previously held roles within Performance Materials and Technologies, including President and Chief Executive Officer, Honeywell UOP from July 2023 to December 2023, President and Chief Executive Officer, Advanced Materials from January 2022 to July 2023, Vice President and General Manager of the Fluorine Products business from April 2021 to January 2022, Vice President and General Manager of the Life Sciences, Protective, and Industrial Products business from June 2020 to April 2021, and Vice President and General Manager of the Packaging and Composites business from October 2018 to June 2020.
(a)Also a Director.
48    Honeywell International Inc.

UNRESOLVED STAFF COMMENTS
None.

CYBERSECURITY
Honeywell has a cybersecurity risk management program that is designed to assess, identify, manage, and govern material risks from cybersecurity threats. Our cybersecurity risk management program is a key component of our overall risk management program. Honeywell maintains cybersecurity policies and procedures in accordance with industry standard control frameworks and applicable regulations, laws, and standards. Honeywell maintains oversight of its cybersecurity risk management program via a corporate structure that includes a Cybersecurity Disclosure Committee, a Security Governance Council, the Audit Committee, and the Board.
Honeywell’s Board is responsible for cybersecurity risk oversight and has delegated such oversight to the Audit Committee. The Audit Committee, a committee comprised of independent Board members, four of whom have notable experience related to the oversight of cybersecurity issues, is responsible for oversight of Honeywell’s information technology and cybersecurity risks and regularly reports to the Board on information technology and cybersecurity matters. The Audit Committee oversees risk related to the protection of customer and employee data, trade secrets, and other proprietary information, the security of data on the cloud, persistent threats, and cybersecurity risks associated with the Company’s own products and facilities. As part of its cybersecurity oversight responsibilities, the Audit Committee receives regular updates from our Security Governance Council, which meets quarterly or as needed and is led by our Chief Security Officer and includes members of senior executive leadership. In addition, our Chief Security Officer provides updates directly to the Audit Committee at least twice a year or as needed. These updates cover topics related to information security, privacy, cyber risks and risk management processes, including the status of significant cybersecurity incidents, the emerging threat landscape, and the status of projects to strengthen the Company’s information security posture. In addition, the Security Governance Council maintains a security program designed to monitor and track key security performance indicators, which is periodically presented to senior leadership and the Audit Committee for review and oversight. As noted above, assessing, identifying, and managing cybersecurity risks are integrated into our overall enterprise risk management program. Cybersecurity-related risks are assessed and evaluated on a quarterly basis or as needed; the identified cybersecurity-related risks are assessed and evaluated to determine whether any such risks have the potential to materially impact our business operations, revenue, and expenditures and to understand the degree of such risks relative to other risks faced by Honeywell. Our Chief Security Officer has served in various roles in information technology and information security for over 30 years, including security-related roles in technology deployments, product development, product security, supply chain, and operations. He holds a Bachelor of Science in computer science from the Georgia Institute of Technology.
In addition, Honeywell’s Cybersecurity Disclosure Committee receives updates at least quarterly or as needed from Honeywell’s global security organization regarding cybersecurity incidents. The Cybersecurity Disclosure Committee includes Honeywell’s Chief Information Security Officer, Chief Security Officer, and senior representatives from finance, controllership, internal audit, investor relations, tax, and legal. Our governance, risk and compliance team, which is part of Honeywell’s enterprise security team, works in partnership with the Company’s internal audit team to review cybersecurity and information technology-related internal controls as part of our overall internal controls process. The Cybersecurity Disclosure Committee informs the Security Governance Council and the Audit Committee of any cybersecurity incidents (if any) that have the potential to materially adversely impact the Company or our information systems.
Our Chief Information Security Officer, who reports to our Chief Security Officer, oversees the global enterprise security team responsible for leading enterprise-wide information security strategy, architecture, and processes. The enterprise information security team reporting to our Chief Information Security Officer is responsible for infrastructure defense and security controls, performing vulnerability assessments, security incident management, and defining the parameters and standards of our information security risk management program. Honeywell has a comprehensive cybersecurity and information security risk management program that includes risk assessment and mitigation through a threat intelligence-driven approach, application controls, and security monitoring. The risk management program leverages International Organization for Standardizations (ISO) 22301 standards for business continuity and the National Institute of Standards and Technology (NIST) Cyber Security Framework (NIST 800-171) for measuring overall readiness to respond to cyber threats. Our Chief Information Security Officer has more than 20 years of experience in information technology and information security, particularly in the engineering and technology industries. Our information security organization has more than 300 members, with expertise in: (i) application security, (ii) governance and compliance, (iii) program and vulnerability management, (iv) security engineering, (v) identity and access management, (vi) security operations security assurance, (vii) threat intelligence and security architecture, and (viii) incident response.
From time to time, in addition to performing periodic, internal security reviews/audits, Honeywell engages a third-party to assess the adequacy of our risk management program, with the last such engagement occurring during the first quarter of 2022.
49    Honeywell International Inc.

Honeywell relies on third-party service providers for certain critical or key infrastructure, solutions, and services across our operations. Honeywell has a third-party risk management program that assesses risks from vendors and suppliers that provide, amongst other things, key information and supply chain services to Honeywell. In addition, the Company maintains business continuity and disaster recovery plans as well as a cybersecurity insurance policy.
Honeywell has established cybersecurity and information security awareness training programs for employees. Formal training on topics relating to the Company’s cybersecurity, data privacy and information security policies and procedures is mandatory for all employees with access to the Company’s network. Training is administered and tracked through online learning modules. Additionally, Honeywell periodically engages in cyber crisis response table-top simulations to assess Honeywell’s ability to adapt to security-related threats. Improper or illegitimate use of the Company’s information system resources or violation of the Company’s information security policies and procedures may result in disciplinary action.
To date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our business, our business strategy, our results of operations or financial condition. For further information, see “Our business, reputation, and financial performance may be materially impacted by cybersecurity attacks on our information technology infrastructure and products” in Item 1A, Risk Factors of this Annual Report. In the event an attack or other intrusion were to be successful, we have a response team of internal and external resources engaged and prepared to respond.
PROPERTIES
We have approximately 715 locations, of which 194 are manufacturing sites. Our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.
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

50    Honeywell International Inc.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The Nasdaq Stock Market LLC (Nasdaq) under the ticker symbol “HON.” We increased our quarterly dividend rate by 5% to $1.08 per share of common stock effective with the fourth quarter 2023 dividend. We intend to continue to pay quarterly dividends in 2024.
The number of record holders of our common stock at December 31, 2023, was 35,911.
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
During the quarter ended December 31, 2023, Honeywell purchased 7,929,193 shares of its common stock, par value $1 per share. As of December 31, 2023, $7.1 billion remained available under the share repurchase authorization for additional share repurchases. The following table summarizes our purchases of Honeywell's common stock for the quarter ended December 31, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Dollars in millions)
October 1 - 31, 2023	1,088,242	$183.76	1,088,242	$8,432
November 1 - 30, 2023	2,996,513	$186.83	2,996,513	$7,872
December 1 - 31, 2023	3,844,438	$199.75	3,844,438	$7,104
51    Honeywell International Inc.

TABLE OF CONTENTS	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PERFORMANCE GRAPH
The following graph compares the five-year cumulative total return on our common stock to the total returns on the Standard & Poor's (S&P) 500 Stock Index, composite of S&P’s Industrial Conglomerates and Aerospace and Defense indices, on a 55%/45% weighted basis (the Composite Index) and Nasdaq Industrial Select Sector (XLI Index). The weighting of the components of the Composite Index are based on our segments’ relative contribution to total segment profit. The selection of the Industrial Conglomerates component of the Composite Index reflects the diverse and distinct range of non-aerospace businesses conducted by Honeywell. The annual changes for the five-year period shown in the graph are based on the assumption that $100 was invested in Honeywell stock and each index on December 31, 2018, and that all dividends were reinvested.
Comparison of Cumulative Five-Year Total Return

	Dec. 2018	Dec. 2019	Dec. 2020	Dec. 2021	Dec. 2022	Dec. 2023
Honeywell	100	136.70	168.10	167.60	175.82	175.85
S&P 500 Index	100	131.49	155.68	200.37	164.08	207.21
Composite Index	100	127.46	125.45	136.51	140.88	163.96
XLI Index	100	129.08	143.16	173.34	163.69	193.36
52    Honeywell International Inc.

FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

54	Consolidated Statement of Operations
55	Consolidated Statement of Comprehensive Income
56	Consolidated Balance Sheet
57	Consolidated Statement of Cash Flows
58	Consolidated Statement of Shareowners' Equity
59	Note 1. Summary of Significant Accounting Policies
64	Note 2. Acquisitions and Divestitures
66	Note 3. Revenue Recognition and Contracts with Customers
69	Note 4. Repositioning and Other Charges
72	Note 5. Income Taxes
76	Note 6. Inventories
76	Note 7. Property, Plant and Equipment—Net
76	Note 8. Goodwill and Other Intangible Assets—Net
78	Note 9. Long-term Debt and Credit Agreements
80	Note 10. Leases
82	Note 11. Derivative Instruments and Hedging Transactions
85	Note 12. Fair Value Measurements
87	Note 13. Accrued Liabilities
88	Note 14. Other Liabilities
88	Note 15. Stock-Based Compensation Plans
91	Note 16. Earnings Per Share
92	Note 17. Accumulated Other Comprehensive Income (Loss)
94	Note 18. Capital Stock
95	Note 19. Commitments and Contingencies
101	Note 20. Pension and Other Postretirement Benefits
111	Note 21. Other (Income) Expense
111	Note 22. Segment Financial Data
114	Note 23. Geographic Areas—Financial Data
114	Note 24. Supplemental Cash Flow Information

115	Report of Independent Registered Public Accounting Firm
53    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions, except per share amounts)
Product sales	$25,773	$25,960	$25,643
Service sales	10,889	9,506	8,749
Net sales	36,662	35,466	34,392
Costs, expenses and other
Cost of products sold	16,977	16,955	17,082
Cost of services sold	6,018	5,392	4,979
Total Cost of products and services sold	22,995	22,347	22,061
Research and development expenses	1,456	1,478	1,333
Selling, general and administrative expenses	5,127	5,214	4,798
Other (income) expense	(840)	(366)	(1,378)
Interest and other financial charges	765	414	343
Total costs, expenses and other	29,503	29,087	27,157
Income before taxes	7,159	6,379	7,235
Tax expense	1,487	1,412	1,625
Net income	5,672	4,967	5,610
Less: Net income attributable to noncontrolling interest	14	1	68
Net income attributable to Honeywell	$5,658	$4,966	$5,542
Earnings per share of common stock—basic	$8.53	$7.33	$8.01
Earnings per share of common stock—assuming dilution	$8.47	$7.27	$7.91

The Notes to Consolidated Financial Statements are an integral part of this statement.

54    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Net income	$5,672	$4,967	$5,610
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(274)	(372)	302
Actuarial gains (losses) recognized	(468)	(452)	256
Prior service credit recognized	—	—	7
Prior service credit recognized during year	(48)	(64)	(87)
Actuarial losses recognized during year	118	454	5
Foreign exchange translation and other	(9)	(171)	5
Pension and other postretirement benefit adjustments	(407)	(233)	186
Changes in fair value of available for sale investments	5	(8)	(3)
Cash flow hedges recognized in other comprehensive income (loss)	60	71	17
Less: Reclassification adjustment for gains included in net income	49	56	20
Changes in fair value of cash flow hedges	11	15	(3)
Other comprehensive income (loss), net of tax	(665)	(598)	482
Comprehensive income	5,007	4,369	6,092
Less: Comprehensive income (loss) attributable to the noncontrolling interest	9	(17)	64
Comprehensive income attributable to Honeywell	$4,998	$4,386	$6,028

The Notes to Consolidated Financial Statements are an integral part of this statement.

55    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2023	2022
	(Dollars in millions)
ASSETS
Current assets
Cash and cash equivalents	$7,925	$9,627
Short-term investments	170	483
Accounts receivable, less allowances of $323 and $326, respectively	7,530	7,440
Inventories	6,178	5,538
Other current assets	1,699	1,894
Total current assets	23,502	24,982
Investments and long-term receivables	939	945
Property, plant and equipment—net	5,660	5,471
Goodwill	18,049	17,497
Other intangible assets—net	3,231	3,222
Insurance recoveries for asbestos-related liabilities	170	224
Deferred income taxes	392	421
Other assets	9,582	9,513
Total assets	$61,525	$62,275
LIABILITIES
Current liabilities
Accounts payable	$6,849	$6,329
Commercial paper and other short-term borrowings	2,085	2,717
Current maturities of long-term debt	1,796	1,730
Accrued liabilities	7,809	9,162
Total current liabilities	18,539	19,938
Long-term debt	16,562	15,123
Deferred income taxes	2,094	2,093
Postretirement benefit obligations other than pensions	134	146
Asbestos-related liabilities	1,490	1,180
Other liabilities	6,265	6,469
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital—common stock issued	958	958
—additional paid-in capital	9,062	8,564
Common stock held in treasury, at cost	(38,008)	(34,443)
Accumulated other comprehensive income (loss)	(4,135)	(3,475)
Retained earnings	47,979	45,093
Total Honeywell shareowners’ equity	15,856	16,697
Noncontrolling interest	578	622
Total shareowners’ equity	16,434	17,319
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$61,525	$62,275

The Notes to Consolidated Financial Statements are an integral part of this statement.

56    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Cash flows from operating activities
Net income	$5,672	$4,967	$5,610
Less: Net income attributable to noncontrolling interest	14	1	68
Net income attributable to Honeywell	5,658	4,966	5,542
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities
Depreciation	659	657	674
Amortization	517	547	549
Gain on sale of non-strategic businesses and assets	(5)	(22)	(102)
Repositioning and other charges	860	1,266	569
Net payments for repositioning and other charges	(459)	(512)	(692)
NARCO Buyout payment	(1,325)	—	—
Pension and other postretirement income	(406)	(510)	(1,114)
Pension and other postretirement benefit payments	(38)	(23)	(43)
Stock compensation expense	202	188	217
Deferred income taxes	153	(180)	178
Other	(837)	(358)	(28)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures
Accounts receivable	(42)	(739)	(8)
Inventories	(626)	(440)	(685)
Other current assets	17	232	(276)
Accounts payable	518	(155)	744
Accrued liabilities	494	357	513
Net cash provided by operating activities	5,340	5,274	6,038
Cash flows from investing activities
Capital expenditures	(1,039)	(766)	(895)
Proceeds from disposals of property, plant and equipment	43	29	27
Increase in investments	(560)	(1,211)	(2,373)
Decrease in investments	971	1,255	2,525
Receipts from Garrett Motion Inc.	—	409	586
Receipts (payments) from settlements of derivative contracts	6	369	192
Cash paid for acquisitions, net of cash acquired	(718)	(178)	(1,326)
Proceeds from sales of businesses, net of fees paid	4	—	203
Net cash used for investing activities	(1,293)	(93)	(1,061)
Cash flows from financing activities
Proceeds from issuance of commercial paper and other short-term borrowings	12,991	7,661	5,194
Payments of commercial paper and other short-term borrowings	(13,663)	(8,447)	(5,190)
Proceeds from issuance of common stock	196	320	229
Proceeds from issuance of long-term debt	2,986	2,953	2,517
Payments of long-term debt	(1,731)	(1,850)	(4,917)
Repurchases of common stock	(3,715)	(4,200)	(3,380)
Cash dividends paid	(2,855)	(2,719)	(2,626)
Other	28	(48)	(81)
Net cash used for financing activities	(5,763)	(6,330)	(8,254)
Effect of foreign exchange rate changes on cash and cash equivalents	14	(183)	(39)
Net decrease in cash and cash equivalents	(1,702)	(1,332)	(3,316)
Cash and cash equivalents at beginning of period	9,627	10,959	14,275
Cash and cash equivalents at end of period	$7,925	$9,627	$10,959
The Notes to Consolidated Financial Statements are an integral part of this statement.

57    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

	Years Ended December 31,
	2023		2022		2021
	Shares	$	Shares	$	Shares	$
	(In millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		8,564		8,141		7,292
Issued for employee savings and option plans		214		235		184
Stock compensation expense		202		188		217
Impact of Quantinuum contribution		82		—		448
Ending balance		9,062		8,564		8,141
Treasury stock
Beginning balance	(290.0)	(34,443)	(272.8)	(30,462)	(260.8)	(27,229)
Reacquired stock or repurchases of common stock	(19.2)	(3,715)	(21.9)	(4,200)	(15.8)	(3,380)
Issued for employee savings and option plans	3.4	150	4.7	219	3.8	147
Ending balance	(305.8)	(38,008)	(290.0)	(34,443)	(272.8)	(30,462)
Retained earnings
Beginning balance		45,093		42,827		39,905
Net income attributable to Honeywell		5,658		4,966		5,542
Dividends on common stock		(2,772)		(2,700)		(2,620)
Ending balance		47,979		45,093		42,827
Accumulated other comprehensive income (loss)
Beginning balance		(3,475)		(2,895)		(3,377)
Foreign exchange translation adjustment		(269)		(354)		302
Pension and other postretirement benefit adjustments		(407)		(233)		186
Changes in fair value of available for sale investments		5		(8)		(3)
Changes in fair value of cash flow hedges		11		15		(3)
Ending balance		(4,135)		(3,475)		(2,895)
Noncontrolling interest
Beginning balance		622		673		241
Acquisitions, divestitures, and other		(5)		—		397
Net income attributable to noncontrolling interest		14		1		68
Foreign exchange translation adjustment		(5)		(18)		(4)
Dividends paid		(107)		(48)		(33)
Contributions from noncontrolling interest holders		59		14		4
Ending balance		578		622		673
Total shareowners’ equity	651.8	16,434	667.6	17,319	684.8	19,242
Cash dividends per share of common stock		$4.17		$3.97		$3.77

The Notes to Consolidated Financial Statements are an integral part of this statement.

58    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
RECENT ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's Consolidated Statement of Operations, Balance Sheet, and Cash Flows (Consolidated Financial Statements).
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, which requires greater disaggregation of income tax disclosures. The new standard requires additional information to be disclosed with respect to the income tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU should be applied prospectively for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to enhance the disclosures about segment expenses. The new standard requires the disclosure of the Company’s Chief Operating Decision Maker (CODM), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. This ASU should be applied retrospectively for fiscal years beginning after December 15, 2023, and early adoption is permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Topic 405): Disclosure of Supplier Finance Program Obligations, to enhance the transparency of supplier finance programs. The new standard requires annual disclosure of the key terms of the program, a description of where in the financial statements amounts outstanding under the program are presented, a rollforward of such amounts, and interim disclosure of amounts outstanding as of the end of each period. The guidance does not affect recognition, measurement, or financial statement presentation of supplier finance programs. The ASU is effective on January 1, 2023, except for the rollforward, which is effective on January 1, 2024. The Company adopted this guidance on January 1, 2023, with the exception of the rollforward that is effective on January 1, 2024. The adoption of this standard does not have a material impact on the Company’s Consolidated Financial Statements.
59    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. This ASU should be applied prospectively to acquisitions occurring on or after the effective date of December 15, 2022, and early adoption was permitted. The Company adopted this guidance on January 1, 2022. The adoption of this standard does not have a material impact on the Company’s Consolidated Financial Statements.
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
RESEARCH AND DEVELOPMENT
Research and development costs for projects are expensed as incurred, unless these costs relate to contracts with customers where the Company receives reimbursements. Amounts expensed as incurred for Company-sponsored research and development projects are included in Research and development expenses and were $1,456 million, $1,478 million, and $1,333 million for the years ended December 31, 2023, 2022, and 2021, respectively. Costs related to contracts with customers for customer-sponsored research and development projects are included as a contract cost and included in Cost of products and services sold when revenue from such contracts is recognized, consistent with the Company's sales recognition policies. This revenue was $1,303 million, $1,336 million, and $1,284 million for the years ended December 31, 2023, 2022, and 2021, respectively.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on hand and highly liquid investments having an original maturity of three months or less.
INVENTORIES
Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Carrying value adjustments for inventory obsolescence is equal to the difference between the cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.
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
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS
Goodwill and indefinite-lived intangible assets are subject to impairment testing annually as of the first day of the fourth quarter, or if a triggering event occurs or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value, not to exceed the carrying value of goodwill. The Company completed its annual goodwill impairment test as of the first day of the fourth quarter and determined there was no impairment as of that date. The Company is not aware of any additional triggering events.
60    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Prior to 2022, the Company performed its annual goodwill and intangible asset impairment test as of the last day of the first quarter. In 2022, the Company changed the date of its annual goodwill and intangible asset impairment assessment to the first day of the fourth quarter. The Company believes this change does not represent a material change in method of applying an accounting principle. This change has been applied prospectively as of the date of the change, as retrospective application is deemed impracticable due to the inability to objectively determine the assumptions used in earlier periods without the benefit of hindsight. This voluntary change is preferable under the circumstances as it results in better alignment with the timing of the Company’s forecasting process and reduces the time period between the assessment date and annual financial statements. This change in accounting principle does not delay, accelerate, or avoid an impairment of goodwill. In 2022, due to this change, the Company performed annual goodwill and intangible asset impairment tests as of the last day of the first quarter and the first day of the fourth quarter.
DEFINITE-LIVED INTANGIBLE ASSETS
Other intangible assets with definite lives consist of customer relationships, patents and technology, trademarks, and other intangibles and are amortized over their estimated useful lives, ranging from 2 to 20 years.
CAPITALIZED SOFTWARE
The Company capitalizes costs of software developed or obtained for internal use during the application development stage of a project and amortizes those costs using the straight-line method over the expected useful life of the software, not to exceed 7 years. Costs incurred during the preliminary and post-implementation stages are expensed as incurred. Development costs for software held for sale are capitalized once a project has reached the point of technological feasibility. Completed projects are amortized after reaching the point of general availability using the straight-line method based on the expected useful life, not to exceed 7 years. At each balance sheet date, or earlier if an indicator of an impairment exists, the Company evaluates the recoverability of unamortized capitalized software costs based on estimated future undiscounted revenues net of estimated related costs over the remaining amortization period. Capitalized software held for internal use and held for sale is included in Other assets in the Consolidated Balance Sheet.
FOREIGN CURRENCY TRANSLATION
Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. Dollar are translated into U.S. Dollars using year-end exchange rates. Sales, costs, and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive income (loss). For subsidiaries operating in highly inflationary environments, inventories and property, plant and equipment, including related expenses, are remeasured at the exchange rate in effect on the date the assets were acquired, while monetary assets and liabilities are remeasured at year-end exchange rates. Remeasurement adjustments for these subsidiaries are included in earnings.
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
Derivative financial instruments designated as hedges must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Changes in fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception and over the life of the hedge contract. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. The Company elected to exclude the time value of the derivatives (i.e., the forward points) from the assessment of hedge effectiveness and to recognize the initial value of the excluded component in earnings using the amortization approach. For derivative instruments that are designated and qualify as a net investment hedge, the gain or loss is reported as a component of Other comprehensive income (loss) and recorded in Accumulated other comprehensive income (loss). The gain or loss will be subsequently reclassified into earnings when the hedged net investment is either sold or substantially liquidated.
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
All significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use (ROU) assets and lease liabilities are recognized at commencement. A ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short-term leases); however, lease expense for these leases is recognized as incurred over the lease term.
ROU assets represent the Company's right to use an underlying asset during the reasonably certain lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Lease payments may be fixed or variable, however, only fixed payments or in-substance fixed payments are included in determining the lease liability. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred. The operating lease ROU asset also includes any lease payments related to initial direct costs and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.
The Company primarily uses its incremental borrowing rate, which is based on the information available at the lease commencement date, in determining the present value of the lease payments. In determining the borrowing rate, the Company considers the lease term, secured incremental borrowing rate, and for leases denominated in a currency different than the U.S. dollar, the collateralized borrowing rate in the foreign currency using the U.S. dollar and foreign currency swap spread, when available.
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
The Company records the service cost component of Pension ongoing (income) expense in Cost of products and services sold, Research and development expenses, and Selling, general and administrative expenses. The remaining components of costs within Pension ongoing (income) expense, primarily interest costs and assumed return on plan assets, are recorded in Other (income) expense. The Company recognizes net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation (the corridor) annually in the fourth quarter each year (MTM Adjustment). The MTM Adjustment is also reported in Other (income) expense.
SUPPLY CHAIN FINANCING
The Company maintains agreements with third-party financial institutions that offer voluntary supply chain financing (SCF) programs to suppliers. The SCF programs enable suppliers, at their sole discretion, to sell their receivables to third-party financial institutions in order to receive payment on receivables earlier than the negotiated commercial terms between suppliers and the Company. Supplier sale of receivables to third-party financial institutions is on terms negotiated between the supplier and the respective third-party financial institution. The Company agrees on commercial terms for the goods and services procured from suppliers, including prices, quantities, and payment terms, which normally range between 60 and 120 days, regardless of whether the supplier elects to participate in the SCF programs. A suppliers’ voluntary participation in the SCF programs has no bearing on the Company's payment terms and the Company has no economic interest in a supplier’s decision to participate in the SCF programs. The Company agrees to pay participating third-party financial institutions the stated amounts of confirmed invoices from suppliers on the original maturity dates of the invoices.
Amounts outstanding related to SCF programs are included in Accounts payable in the Consolidated Balance Sheet. Accounts payable included approximately $1,112 million and $992 million as of December 31, 2023, and 2022, respectively. The impact of these programs is not material to the Company's overall liquidity.
62    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
SALES RECOGNITION
Product and service sales are recognized when or as the Company transfers control of the promised products or services to its customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Service sales, principally representing repair, maintenance, and engineering activities, are recognized over the contractual period or as services are rendered. Sales under long-term contracts with performance obligations satisfied over time are recognized using either an input or output method. The Company recognizes revenue over time as the Company performs on these contracts because of the continuous transfer of control to the customer. With control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company generally uses the cost-to-cost input method of progress for contracts because it best depicts the transfer of control to the customer that occurs as the Company incurs costs. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. The Company reviews its cost estimates on significant contracts on a periodic basis, or when circumstances change and warrant a modification to a previous estimate. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risks, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident, to the extent required.
The customer funding for costs incurred for nonrecurring engineering and development activities of the Company's products under agreements with commercial customers is deferred and subsequently recognized as revenue as products are delivered to the customers. Additionally, expenses incurred, up to the customer agreed funded amount, are deferred as an asset and recognized as cost of sales when products are delivered to the customer. The deferred customer funding and costs result in recognition of deferred costs (asset) and deferred revenue (liability) within Other assets and Accrued liabilities, respectively, in the Consolidated Balance Sheet. Deferred contract fulfillment costs were approximately $1.2 billion and $1.3 billion as of December 31, 2023, and 2022, respectively. The amounts recognized as Cost of products and services sold were approximately $0.1 billion for the year ended December 31, 2023, and $0.2 billion and $0.1 billion for 2022 and 2021, respectively.
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
STOCK-BASED COMPENSATION PLANS
The principal awards issued under the Company's stock-based compensation plans, which are described in Note 15 Stock-Based Compensation Plans, are non-qualified stock options and restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in Selling, general and administrative expenses. Forfeitures are estimated at the time of grant to recognize expense for those awards expected to vest and are based on the Company's historical forfeiture rates.
INCOME TAXES
Significant judgment is required in evaluating tax positions. The Company establishes reserves for income taxes when, despite the belief that tax positions are fully supportable, certain positions remain that do not meet the minimum recognition threshold. The approach for evaluating certain and uncertain tax positions is defined by the authoritative guidance which determines when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various federal, state, and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of the Company's provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability, and deferred taxes in the period in which the facts that give rise to a change in estimate become known. See Note 5 Income Taxes for additional information.
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
ENVIRONMENTAL
The Company accrues costs related to environmental matters when it is probable that it has incurred a liability related to a contaminated site and the amount can be reasonably estimated. See Note 19 Commitments and Contingencies for additional information.
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
ASBESTOS-RELATED LIABILITIES AND INSURANCE RECOVERIES
The Company recognizes a liability for any asbestos-related contingency that is probable of occurrence and reasonably estimable. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are deemed probable. See Note 19 Commitments and Contingencies for additional information.
NOTE 2. ACQUISITIONS AND DIVESTITURES
ACQUISITIONS
On December 8, 2023, the Company agreed to acquire Carrier Global Corporation's Global Access Solutions business in an all-cash transaction for $5.0 billion. The transaction is subject to regulatory review and approval and customary closing conditions. The transaction is expected to close by the end of the third quarter of 2024 and the business will be reported within the Honeywell Building Technologies reportable business segment.
On August 25, 2023, the Company acquired 100% of the outstanding equity interests of SCADAfence, a provider of operational technology and Internet of Things cybersecurity solutions for monitoring large scale networks, for total consideration of $52 million, net of cash acquired. The business is included in the Performance Materials and Technologies reportable business segment. The assets and liabilities acquired with SCADAfence are included in the Consolidated Balance Sheet as of December 31, 2023, including $17 million of intangible assets and $42 million of goodwill, which is not deductible for tax purposes. The purchase accounting is subject to final adjustment, primarily for the value of intangible assets, amounts allocated to goodwill, and tax balances.
On June 30, 2023, the Company acquired 100% of the outstanding equity interests of Compressor Controls Corporation, a turbomachinery services and controls company based in the United States, for total cash consideration of $673 million, net of cash acquired. The business is included in the Performance Materials and Technologies reportable business segment. The assets and liabilities acquired with Compressor Controls Corporation are included in the Consolidated Balance Sheet as of December 31, 2023, including $282 million of intangible assets and $350 million allocated to goodwill, which is deductible for tax purposes. The identifiable intangible assets primarily include customer relationships amortized over an estimated life of 15 years using an excess earnings amortization method. The purchase accounting is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, and tax balances.
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
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
On November 29, 2021, Honeywell Quantum Solutions, a wholly-owned subsidiary of Honeywell, and Cambridge Quantum Computing, a leading developer of quantum computing and quantum software, combined to form Quantinuum. Prior to closing the transaction, Honeywell held a 4.2% ownership interest in Cambridge Quantum Computing. As part of the business combination, Honeywell contributed an additional $270 million of cash and is the controlling majority-owner of Quantinuum, with an overall 54% ownership in the business. Assets and liabilities of Quantinuum are consolidated by Honeywell and included in the Consolidated Balance Sheet. The business is included within Corporate and All Other, which is not a reportable business segment. Upon close of the transaction, Honeywell recorded a non-cash adjustment of $460 million in Additional paid-in capital in the Consolidated Balance Sheet as the contribution of ownership interest in Honeywell Quantum Solutions and Cambridge Quantum Computing for the formation of Quantinuum. In addition, Honeywell recognized a gain of $22 million related to the fair value remeasurement of Honeywell's existing 4.2% ownership interest in Cambridge Quantum Computing, which was recorded in Other (income) expense in the Consolidated Statement of Operations. At close of the transaction, the fair value of Cambridge Quantum Computing's noncontrolling interest in Quantinuum was $419 million. In December 2021, Cambridge Quantum Computing contributed cash of $12 million to Quantinuum, increasing their noncontrolling interest and decreasing Honeywell's additional paid-in capital. In the fourth quarter of 2022, the Company completed its evaluation of the fair value of all the assets and liabilities acquired. Management recorded intangible assets of $90 million and allocated $945 million to goodwill, which is non-deductible for tax purposes.
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
DIVESTITURES
During 2023, there were no significant divestitures individually or in the aggregate.
In conjunction with the wind down of the Company's businesses and operations in Russia (the Wind down), during 2022 the Company completed the sale of three entities domiciled in Russia in exchange for gross cash consideration of less than $1 million. The Company recognized a pre-tax gain of $22 million, which was recorded in Other (income) expense in the Consolidated Statement of Operations, driven by favorable foreign currency cumulative translation adjustment positions in the entities at the time of sale. The financial results of the entities were previously included in the Performance Materials and Technologies, Honeywell Building Technologies, and Safety and Productivity Solutions reportable business segments.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 3. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
The Company has a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following disaggregated revenue table and related discussions by reportable business segment for details:

	Years Ended December 31,
	2023	2022	2021
Aerospace
Commercial Aviation Original Equipment	$2,397	$2,089	$1,720
Commercial Aviation Aftermarket	6,241	5,108	4,155
Defense and Space	4,986	4,630	5,151
Net Aerospace sales	13,624	11,827	11,026
Honeywell Building Technologies
Products	3,583	3,638	3,173
Building Solutions	2,448	2,362	2,366
Net Honeywell Building Technologies sales	6,031	6,000	5,539
Performance Materials and Technologies
UOP	2,586	2,404	2,348
Process Solutions	5,267	4,731	4,611
Advanced Materials	3,653	3,592	3,054
Net Performance Materials and Technologies sales	11,506	10,727	10,013
Safety and Productivity Solutions
Sensing and Safety Technologies	2,733	2,860	3,123
Productivity Solutions and Services	1,313	1,739	1,778
Warehouse and Workflow Solutions	1,443	2,308	2,913
Net Safety and Productivity Solutions sales	5,489	6,907	7,814
Corporate and All Other	12	5	—
Net sales	$36,662	$35,466	$34,392
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
Aerospace – A global supplier of products, software, and services for aircrafts that it sells to original equipment manufacturers (OEM) and other customers in a variety of end markets including: air transport, regional, business and general aviation aircraft, airlines, aircraft operators, and defense and space contractors. Aerospace products and services include auxiliary power units, propulsion engines, environmental control systems, integrated avionics, wireless connectivity services, electric power systems, engine controls, flight safety, communications, navigation hardware, data and software applications, radar and surveillance systems, aircraft lighting, management and technical services, advanced systems and instruments, satellite and space components, aircraft wheels and brakes, and thermal systems. Aerospace also provides spare parts, repair, overhaul, and maintenance services (principally to aircraft operators), and sells licenses or intellectual property to other parties. Our Honeywell Forge solutions enable our customers to turn data into predictive maintenance and predictive analytics to enable better fleet management and make flight operations more efficient.
Honeywell Building Technologies – A global provider of products, software, solutions, and technologies that enable building owners and occupants to ensure their facilities are safe, energy efficient, sustainable, and productive. Honeywell Building Technologies products and services include advanced software applications for building control and optimization; sensors, switches, control systems, and instruments for energy management; access control; video surveillance; fire products; and installation, maintenance, and upgrades of systems. Our Honeywell Forge solutions enable our customers to digitally manage buildings, connecting data from different assets to enable smart maintenance, improve building performance, and even protect from incoming security threats.
66    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Performance Materials and Technologies – A global provider in developing and manufacturing high-quality performance chemicals and materials, process technologies, and automation solutions. The reportable business segment is comprised of Process Solutions, UOP, and Advanced Materials. Process Solutions provides automation control, instrumentation, advanced software, and related services for the oil and gas, refining, pulp and paper, industrial power generation, chemicals and petrochemicals, biofuels, life sciences, and metals, minerals, and mining industries. Our smart energy products enable utilities and distribution companies to deploy advanced capabilities to improve operations, reliability, and environmental sustainability. UOP provides process technology, products, including catalysts and adsorbents, equipment, and consulting services that enable customers to efficiently produce gasoline, diesel, jet fuel, petrochemicals, and renewable fuels for the petroleum refining, gas processing, petrochemical, and other industries. Advanced Materials manufactures a wide variety of high-performance products, including materials used to manufacture end products such as bullet-resistant armor, nylon, computer chips, and pharmaceutical packaging, and provides reduced and low global warming potential materials based on hydrofluoro-olefin technology. In the industrial environment, our Honeywell Forge solutions enable integration and connectivity to provide a holistic view of operations and turn data into clear actions to maximize productivity and efficiency. Our Honeywell Forge's cybersecurity capabilities help identify risks and act on cyber-related incidents, together enabling improved operations and protecting processes, people, and assets.
Safety and Productivity Solutions – A global provider of products and software that improve productivity, workplace safety, and asset performance to customers around the globe. Sensing and Safety Technologies products include personal protective equipment (PPE), apparel, gear, and footwear; gas detection technology; custom-engineered sensors, switches, and controls for sensing and productivity solutions; and cloud-based notification and emergency messaging. Productivity Solutions and Services products and services include mobile devices and software for computing, data collection, and thermal printing; and software-based data and asset management productivity solutions. Warehouse and Workflow Solutions products and services include system design and simulation, automation solutions, performance optimization software, and lifecycle services to enable accuracy, productivity, and predictability of warehouse operations. Our Honeywell Forge solutions digitally automate processes to improve efficiency while reducing downtime and safety costs.
Corporate and All Other – Corporate and All Other includes revenue from Honeywell's majority-owned investment in Quantinuum. Through Quantinuum, Honeywell provides a wide range of service offerings of fully integrated quantum computing hardware and software solutions.
See Note 22 Segment Financial Data for a summary by disaggregated product and services sales for each reportable business segment.
The Company recognizes revenue arising from performance obligations outlined in contracts with its customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based off timing of recognition is as follows:

	Years Ended December 31,
	2023	2022	2021
Products, transferred point in time	58%	59%	58%
Products, transferred over time	12	14	17
Net product sales	70	73	75
Services, transferred point in time	10	8	8
Services, transferred over time	20	19	17
Net service sales	30	27	25
Net sales	100%	100%	100%
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
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the Company's contract assets and liabilities balances:

	2023	2022
Contract assets—January 1	$2,294	$2,060
Contract assets—December 31	2,013	2,294
Change in contract assets—increase (decrease)	(281)	234
Contract liabilities—January 1	(4,583)	(4,290)
Contract liabilities—December 31	(4,326)	(4,583)
Change in contract liabilities—decrease (increase)	257	(293)
Net change	$(24)	$(59)
For the years ended December 31, 2023, and 2022, the Company recognized revenue of $2,070 million and $1,838 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets included $1,949 million and $2,265 million of unbilled balances under long-term contracts as of December 31, 2023, and 2022, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.
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
The following table outlines the Company's remaining performance obligations disaggregated by reportable business segment:

December 31, 2023
Aerospace	$13,898
Honeywell Building Technologies	7,302
Performance Materials and Technologies	8,643
Safety and Productivity Solutions	1,887
Corporate and All Other[1]	47
Total performance obligations[2]	$31,777

1	The remaining performance obligations within Corporate and All Other relate to the Quantinuum business.
2	Effective March 31, 2022, performance obligations exclude contracts with customers related to Russia as collectability is not reasonably assured.
68    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Performance obligations recognized as of December 31, 2023 will be satisfied over the course of future periods. The Company's disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 60% and 40%, respectively.
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
NOTE 4. REPOSITIONING AND OTHER CHARGES
A summary of net repositioning and other charges follows:

	Years Ended December 31,
	2023	2022	2021
Severance	$162	$122	$80
Asset impairments	41	176	117
Exit costs	139	122	134
Reserve adjustments	(56)	(56)	(13)
Total net repositioning charges	286	364	318
Asbestos-related charges, net of insurance and reimbursements	534	532	129
Probable and reasonably estimable environmental liabilities, net of reimbursements	44	28	22
Other charges	(4)	342	100
Total net repositioning and other charges	$860	$1,266	$569
The following table summarizes the pre-tax distribution of total net repositioning and other charges by classification in the Consolidated Statement of Operations:

	Years Ended December 31,
	2023	2022	2021
Cost of products and services sold	$680	$572	$457
Selling, general and administrative expenses	172	309	112
Other (income) expense	8	385	—
Total net repositioning and other charges	$860	$1,266	$569
The following table summarizes the pre-tax amount of total net repositioning and other charges by reportable business segment. These amounts are excluded from segment profit as described in Note 22 Segment Financial Data:

	Years Ended December 31,
	2023	2022	2021
Aerospace	$23	$41	$62
Honeywell Building Technologies	58	63	13
Performance Materials and Technologies	50	332	24
Safety and Productivity Solutions	112	188	268
Corporate and All Other	617	642	202
Total net repositioning and other charges	$860	$1,266	$569

69    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NET REPOSITIONING CHARGES
In 2023, the Company recognized gross repositioning charges totaling $342 million, including severance costs of $162 million related to workforce reductions of 5,854 manufacturing and administrative positions mainly in the Company's Honeywell Building Technologies and Safety and Productivity Solutions reportable business segments. The workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $41 million related to the write-down of certain assets within the Company's Safety and Productivity Solutions reportable business segment and corporate function. The repositioning charges included exit costs of $139 million related to current period costs incurred for closure obligations associated with site transitions in the Company's Performance Materials and Technologies and Safety and Productivity Solutions reportable business segments. Also, $56 million of previously established reserves, primarily for severance, were returned to income due to higher-than-expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
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
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the status of the Company's total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2020	$527	$—	$74	$601
Charges	80	117	134	331
Usage—cash	(299)	—	(83)	(382)
Usage—noncash	—	(119)	—	(119)
Divestitures	—	—	—	—
Adjustments	(14)	2	(1)	(13)
Foreign currency translation	(5)	—	(2)	(7)
Balance at December 31, 2021	289	—	122	411
Charges	122	176	122	420
Usage—cash	(135)	—	(140)	(275)
Usage—noncash	—	(168)	(15)	(183)
Divestitures	—	—	—	—
Adjustments	(42)	(8)	(6)	(56)
Foreign currency translation	1	—	(9)	(8)
Balance at December 31, 2022	235	—	74	309
Charges	162	41	139	342
Usage—cash	(173)	—	(121)	(294)
Usage—noncash	—	(36)	—	(36)
Divestitures	—	(4)	(5)	(9)
Adjustments	(42)	(1)	(13)	(56)
Foreign currency translation	6	—	17	23
Balance at December 31, 2023	$188	$—	$91	$279
Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in 2023, 2022, and 2021 were $62 million, $63 million, and $45 million, respectively.
OTHER CHARGES
In 2022, the Company recognized $295 million of Other charges related to the initial suspension and the wind down of our business and operations in Russia. These costs impacted all reportable business segments, with the most significant impact within the Performance Materials and Technologies reportable business segment. The Other charges include costs recorded in Cost of products sold, Selling, general and administrative expenses, or Other (income) expense in the Consolidated Statement of Operations. Cost of products and services sold includes $65 million primarily related to inventory reserves and the write-down of other assets, Selling, general and administrative includes $185 million primarily related to reserves against outstanding accounts receivable and contract assets, impairment of intangible assets, the write-down of other assets, and employee severance, and Other (income) expense includes $45 million related to foreign exchange revaluation on an intercompany loan with a Russian affiliate, impairment of property, plant and equipment, and expenses for called guarantees. Directly attributable to our wind down of businesses and operations in Russia, but excluded from Other charges, is a $2 million tax valuation allowance recorded to Tax expense in the Consolidated Statement of Operations.
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
NOTE 5. INCOME TAXES
INCOME BEFORE TAXES

	Years Ended December 31,
	2023	2022	2021
U.S.	$2,368	$3,305	$3,955
Non-U.S.	4,791	3,074	3,280
Total Income before taxes	$7,159	$6,379	$7,235
TAX EXPENSE (BENEFIT)
Tax expense (benefit) consists of:

	Years Ended December 31,
	2023	2022	2021
Current
U.S. Federal	$176	$653	$415
U.S. State	60	124	146
Non-U.S.	1,098	815	886
Total current tax expense (benefit)	1,334	1,592	1,447
Deferred
U.S. Federal	27	(175)	173
U.S. State	11	(36)	37
Non-U.S.	115	32	(32)
Total deferred tax expense (benefit)	153	(180)	178
Total Tax expense	$1,487	$1,412	$1,625
72    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The U.S. federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	Years Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Taxes on non-U.S. earnings[1,2,3]	(2.0)	(0.4)	(1.4)
U.S. state income taxes[1]	0.5	1.4	1.5
Reserves for tax contingencies	3.4	1.1	2.2
Employee share-based payments	(0.3)	(0.9)	(0.7)
Restructuring	—	0.7	(1.4)
U.S. federal tax credits	(1.6)	(0.9)	(0.6)
U.S. valuation allowance	(0.1)	(0.2)	2.0
All other items—net	(0.1)	0.3	(0.1)
Effective income tax rate	20.8%	22.1%	22.5%

1	Net of changes in valuation allowance.
2	Includes U.S. taxes on non-U.S. earnings, net of foreign tax credits.
3	2023 includes (3.6)% deferred tax benefit resulting from a non-U.S. legislative change, offset by 3.6% deferred tax expense resulting from a full valuation allowance.
The effective tax rate decreased by 1.3 percentage points in 2023 compared to 2022. The decrease was primarily attributable to the increased benefit of taxes on non-U.S. earnings and lower expense related to unremitted withholding taxes on non-U.S. earnings, partially offset by incremental tax expense for reserves. The Company’s 2023 non-U.S. effective tax rate was 25.3%, a decrease of approximately 2.2 percentage points compared to 2022. The decrease in the non-U.S. effective tax rate was primarily attributable to increased benefit of taxes on non-U.S. earnings and lower expense related to unremitted withholding taxes on non-U.S. earnings, partially offset by incremental tax expense for reserves.
The effective tax rate decreased by 0.4 percentage points in 2022 compared to 2021. The decrease was primarily a result of additional tax expense reported in 2021 arising from a valuation allowance established against a capital loss, partially offset by a tax benefit related to restructuring transactions. In 2022, the valuation allowance was partially released as losses were utilized against a capital gain. Additionally, in 2022, there was lower tax expense reported for contingencies as a result of the release of certain state income tax reserves. The Company’s 2022 non-U.S. effective tax rate was 27.5%, an increase of approximately 1.5 percentage points compared to 2021. The increase in the non-U.S. effective tax rate was primarily attributable to a 2021 tax benefit recorded for the release of a valuation allowance on net operating losses due to restructuring in Canada, which resulted in more tax expense in 2022 compared to 2021. This increase was partially offset by lower tax expense recorded in 2022 related to tax reserves when compared to 2021.
73    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
DEFERRED TAX ASSETS (LIABILITIES)
The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

Deferred tax assets	December 31,
	2023	2022
Postretirement benefits other than pensions	$55	$59
Asbestos and environmental	405	545
Capitalized research and development	582	—
Employee compensation and benefits	148	142
Lease liabilities	258	233
Other accruals and reserves	196	363
Net operating losses	687	695
Capital loss limitation and carryover	385	126
Tax credit carryforwards and other attributes	420	163
Gross deferred tax assets	3,136	2,326
Valuation allowance	(1,292)	(812)
Total deferred tax assets	1,844	1,514
Deferred tax liabilities
Pension	(1,132)	(1,088)
Property, plant and equipment	(441)	(233)
Right-of-use asset	(240)	(212)
Intangibles	(817)	(818)
Unremitted earnings of foreign subsidiaries	(542)	(517)
Other asset basis differences	(369)	(317)
Other	(5)	(1)
Total deferred tax liabilities	(3,546)	(3,186)
Net deferred tax liability	$(1,702)	$(1,672)
The Company's gross deferred tax assets include $1,378 million related to non-U.S. operations comprised primarily of net operating losses and other tax attribute carryforwards in Canada, France, Germany, Luxembourg, Switzerland, and the United Kingdom. The Company maintains a valuation allowance of $1,176 million against a portion of the non-U.S. gross deferred tax assets and a valuation allowance of $116 million against the U.S. gross deferred tax asset, primarily related to capital loss carryovers. The change in the valuation allowance resulted in an increase of $458 million, a decrease of $8 million, and an increase of $124 million to income tax expense in 2023, 2022, and 2021, respectively. The majority of the $458 million increase in 2023 tax expense relates to a $257 million valuation allowance resulting from uncertainty regarding the realizability of a $257 million deferred tax asset established as a result of a non-U.S. tax legislative change. The remaining $201 million relates to other tax attribute carryforwards. If the Company determines that the likelihood of realization of existing deferred tax assets changes, a corresponding increase or decrease to valuation allowances will be recognized as an increase or reduction to income tax expense in the period that determination is made.
As of December 31, 2023, the Company recorded a $542 million deferred tax liability on all unremitted foreign earnings based on estimated earnings and profits of approximately $15 billion as of the balance sheet date.
74    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
As of December 31, 2023, the Company's net operating loss, capital loss, tax credit carryforwards, and other attributes were as follows:

Jurisdiction	Net Operating and Capital Loss Carryforwards	Tax Credit Carryforwards and Other Attributes
U.S. Federal	$532	$96
U.S. State	675	25
Non-U.S.	3,720	304
Total	$4,927	$425
Many jurisdictions impose limitations on the timing and utilization of net operating loss and tax credit carryforwards. Approximately $3,140 million of the non-U.S. net operating loss has no expiration period. The U.S. federal capital loss carryforward of $502 million expires in 2026. The remaining net operating loss, capital loss and credit carryforwards, and other tax attributes have expiration periods through 2043.

	Years Ended December 31,
	2023	2022	2021
Change in unrecognized tax benefits
Balance at beginning of year	$1,086	$1,061	$991
Gross increases related to current period tax positions	89	64	93
Gross increases related to prior periods tax positions	181	31	39
Gross decreases related to prior periods tax positions	—	(19)	(27)
Decrease related to resolutions of audits with tax authorities	(132)	(3)	(1)
Expiration of the statute of limitations for the assessment of taxes	(3)	(8)	(12)
Foreign currency translation	4	(40)	(22)
Balance at end of year	$1,225	$1,086	$1,061
As of December 31, 2023, 2022, and 2021, there were $1,225 million, $1,086 million, and $1,061 million, respectively, of unrecognized tax benefits that if recognized would be recorded as a component of Tax expense.
The following table summarizes tax years that remain subject to examination by major tax jurisdictions as of December 31, 2023:

Jurisdiction	Open Tax Years
	Examination in progress	Examination not yet initiated
U.S. Federal	2017-2021	2022-2023
U.S. State	2013-2021	2022-2023
China	2013-2022	2023
Germany	2013-2020	2021-2023
India	2013-2020	2021-2023
Puerto Rico	N/A	2020-2023
Switzerland	2019-2020	2021-2023
United Kingdom	2013-2021	2022-2023
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
Unrecognized tax benefits for examinations in progress were $803 million, $640 million, and $592 million as of December 31, 2023, 2022, and 2021, respectively. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax expense in the Consolidated Statement of Operations and totaled $74 million, $5 million, and $79 million for the years ended December 31, 2023, 2022, and 2021, respectively. Accrued interest and penalties were $612 million, $557 million, and $580 million as of December 31, 2023, 2022, and 2021, respectively.
75    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 6. INVENTORIES

	December 31,
	2023	2022
Raw materials	$1,704	$1,407
Work in process	1,217	1,049
Finished products	3,257	3,082
Total Inventories	$6,178	$5,538
NOTE 7. PROPERTY, PLANT AND EQUIPMENT—NET

	December 31,
	2023	2022
Land and improvements	$211	$216
Machinery and equipment	10,717	10,383
Buildings and improvements	3,528	3,394
Construction in progress	878	769
Total Property, plant and equipment	15,334	14,762
Less—Accumulated depreciation	(9,674)	(9,291)
Total Property, plant and equipment—net	$5,660	$5,471
Depreciation expense was $659 million, $657 million, and $674 million for the years ended December 31, 2023, 2022, and 2021, respectively.
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS—NET
The following table summarizes the change in the carrying amount of goodwill for the years ended December 31, 2023, and 2022, by reportable business segment:

	December 31, 2022	Acquisitions/ Divestitures	Currency Translation Adjustment	December 31, 2023
Aerospace	$2,376	$—	$10	$2,386
Honeywell Building Technologies	3,338	—	42	3,380
Performance Materials and Technologies	6,013	392	80	6,485
Safety and Productivity Solutions	4,896	—	(4)	4,892
Corporate and All Other	874	—	32	906
Total Goodwill	$17,497	$392	$160	$18,049
76    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Other intangible assets are comprised of:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-life intangibles
Patents and technology	$2,399	$(1,837)	$562	$2,313	$(1,759)	$554
Customer relationships	4,199	(2,601)	1,598	3,989	(2,397)	1,592
Trademarks	362	(284)	78	371	(273)	98
Other	299	(277)	22	299	(274)	25
Total definite-life intangibles—net	7,259	(4,999)	2,260	6,972	(4,703)	2,269
Indefinite-life intangibles
Trademarks	971	—	971	953	—	953
Total Other intangible assets—net	$8,230	$(4,999)	$3,231	$7,925	$(4,703)	$3,222
Intangible assets amortization expense was $292 million, $333 million, and $465 million for the years ended December 31, 2023, 2022, and 2021, respectively. Estimated intangible asset amortization expense for each of the next five years approximates $287 million in 2024, $262 million in 2025, $257 million in 2026, $247 million in 2027, and $249 million in 2028.
77    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 9. LONG-TERM DEBT AND CREDIT AGREEMENTS

	December 31,
	2023	2022
1.30% Euro notes due 2023	$—	$1,334
3.35% notes due 2023	—	300
0.00% Euro notes due 2024	547	534
2.30% notes due 2024	750	750
4.85% notes due 2024	400	400
1.35% notes due 2025	1,250	1,250
2.50% notes due 2026	1,500	1,500
1.10% notes due 2027	1,000	1,000
3.50% Euro notes due 2027	711	—
4.95% notes due 2028	500	500
2.25% Euro notes due 2028	820	800
4.25% notes due 2029	750	—
2.70% notes due 2029	750	750
1.95% notes due 2030	1,000	1,000
1.75% notes due 2031	1,500	1,500
0.75% Euro notes due 2032	547	534
3.75% Euro notes due 2032	547	—
5.00% notes due 2033	1,100	1,100
4.50% notes due 2034	1,000	—
4.125% Euro notes due 2034	1,094	1,067
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	442	445
2.80% notes due 2050	750	750
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases), 7.0% weighted average interest rate maturing at various dates through 2029	217	265
Fair value of hedging instruments	(166)	(287)
Debt issuance costs	(245)	(233)
Total Long-term debt and current related maturities	18,358	16,853
Less: Current maturities of long-term debt	1,796	1,730
Total Long-term debt	$16,562	$15,123
78    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The schedule of principal payments on long-term debt is as follows:

December 31, 2023
2024	$1,796
2025	1,314
2026	1,528
2027	1,718
2028	1,527
Thereafter	10,475
Total Long-term debt and current related maturities	18,358
Less: Current maturities of long-term debt	1,796
Total Long-term debt	$16,562
On December 1, 2023, the Company repaid its 3.35% notes due 2023.
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
As of December 31, 2023, there were no outstanding borrowings under the 364-Day Credit Agreement or 5-Year Credit Agreement.
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
A portion of the Company's real estate leases are generally subject to annual changes in the Consumer Price Index (CPI). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. In addition, a subset of the Company's automobile leases are considered variable. The variable lease payments for such automobile leases are based on actual mileage incurred at the stated contractual rate and recognized in the period in which the obligation for those payments was incurred.

	Years Ended December 31,
	2023	2022
Operating lease cost	$239	$224
Variable lease cost	4	8
Short-term lease cost	13	18
Finance lease cost
Amortization of right-of-use assets	74	72
Interest on lease liability	19	21
Total finance lease cost	93	93
Total lease cost	$349	$343
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$237	$225
Operating cash flows for finance leases	19	21
Financing cash flows for finance leases	87	79
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$339	$251
Finance leases	42	61
80    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Supplemental balance sheet information related to leases was as follows:

	December 31,
	2023	2022
Operating leases
Other assets	$1,004	$881
Accrued liabilities	196	192
Other liabilities	897	775
Total operating lease liabilities	$1,093	$967
Finance leases
Property, plant and equipment	$402	$383
Accumulated depreciation	(204)	(161)
Property, plant and equipment—net	$198	$222
Current maturities of long-term debt	$86	$77
Long-term debt	99	145
Total finance lease liabilities	$185	$222
Weighted average remaining lease term
Operating leases	9 years	8 years
Finance leases	3 years	4 years
Weighted average discount rate
Operating leases	3.0%	2.1%
Finance leases	8.5%	7.8%
As of December 31, 2023, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2024	$222	$98
2025	185	53
2026	155	24
2027	131	12
2028	105	11
Thereafter	443	7
Total lease payments	1,241	205
Less: Interest	148	20
Total maturities of lease liabilities	$1,093	$185
81    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
The Company has monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. Dollars, these assets and liabilities are remeasured at spot exchange rates as of the balance sheet date. The Company recognizes effects of changes in spot rates in Other (income) expense.
The Company uses foreign currency exchange contracts to hedge foreign currency exposure. These contracts are marked-to-market in net income and offset gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. The Company also uses foreign currency contracts to hedge forecasted sales and purchases, which are denominated in non-functional currencies. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of these foreign currency exchange contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. As of December 31, 2023, and 2022, the Company held contracts with notional amounts of $8,910 million and $10,545 million, respectively, to exchange foreign currencies, principally the U.S. Dollar, Euro, Canadian Dollar, British Pound, Mexican Peso, Chinese Renminbi, and Indian Rupee.
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
COMMODITY PRICE RISK MANAGEMENT
The Company's operations subject the Company to risk related to the price volatility of certain commodities. To mitigate the commodity price risk associated with the Company's operations, the Company may enter into commodity derivative instruments. In both 2023 and 2022, the Company entered into various contracts to mitigate commodity price volatility. The Company elected to apply hedge accounting to these contracts.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
DERIVATIVE AND HEDGING INSTRUMENTS
The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheet:

	Notional		Fair Value Asset		Fair Value (Liability)
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Derivatives in fair value hedging relationships
Interest rate swap agreements	$4,717	$4,984	$18	$16	$(184)	$(303)
Derivatives in cash flow hedging relationships
Foreign currency exchange contracts	712	866	28	19	(4)	(5)
Commodity contracts	6	9	—	—	(1)	(1)
Derivatives in net investment hedging relationships
Cross currency swap agreements	4,264	3,189	—	90	(145)	—
Total derivatives designated as hedging instruments	9,699	9,048	46	125	(334)	(309)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	8,198	9,679	7	74	(5)	(3)
Total derivatives at fair value	$17,897	$18,727	$53	$199	$(339)	$(312)
All Derivative assets are presented in Other current assets or Other assets. All Derivative liabilities are presented in Accrued liabilities or Other liabilities.
In addition to the foreign currency derivative contracts designated as net investment hedges, certain of the Company's foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $6,099 million and $3,836 million as of December 31, 2023, and 2022, respectively.
Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Gains and losses on interest rate swap agreements recognized in earnings were $121 million of income, $347 million of expense, and $135 million of expense for the years ended December 31, 2023, 2022, and 2021, respectively. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.
The following table sets forth the amounts recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Long-term debt	$4,551	$4,696	$(166)	$(287)
83    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following tables summarize the location and impact to the Consolidated Statement of Operations related to derivative instruments:

	Year Ended December 31, 2023
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$36,662	$16,977	$6,018	$5,127	$(840)	$765
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income (loss) into income	15	28	10	10	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	(121)
Derivatives designated as hedges	—	—	—	—	—	121
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	(116)	—

	Year Ended December 31, 2022
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$35,466	$16,955	$5,392	$5,214	$(366)	$414
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income (loss) into income	13	50	14	(3)	—	—
Commodity Contracts
Amount reclassified from accumulated other comprehensive income (loss) into income	—	(2)	—	—	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	347
Derivatives designated as hedges	—	—	—	—	—	(347)
Gain or (loss) on net investment hedges
Foreign currency exchange contracts
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—	13
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	351	—
84    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Year Ended December 31, 2021
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$34,392	$17,082	$4,979	$4,798	$(1,378)	$343
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income (loss) into income	5	8	2	9	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	135
Derivatives designated as hedges	—	—	—	—	—	(135)
Gain or (loss) on net investment hedges
Foreign currency exchange contracts
Amount excluded from effectiveness testing recognized in earnings using an amortization approach	—	—	—	—	—	16
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	195	—
As of December 31, 2023, the Company estimates that approximately $24 million of net derivative gains related to its cash flow hedges included in Accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.
The following table summarizes the amount of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

	Years Ended December 31,
	2023	2022
Euro-denominated long-term debt	$(84)	$196
Euro-denominated commercial paper	(42)	39
Cross currency swap agreements	(193)	(65)
Foreign currency exchange contracts	—	34
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
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$35	$—	$35	$—	$93	$—	$93
Available for sale investments	63	217	—	280	87	559	—	646
Interest rate swap agreements	—	18	—	18	—	16	—	16
Cross currency swap agreements	—	—	—	—	—	90	—	90
Investments in equity securities	22	—	—	22	22	32	—	54
Right to HWI Net Sale Proceeds	—	—	9	9	—	—	295	295
Total assets	$85	$270	$9	$364	$109	$790	$295	$1,194
Liabilities
Foreign currency exchange contracts	$—	$9	—	$9	$—	$8	—	$8
Interest rate swap agreements	—	184	—	184	—	303	—	303
Commodity contracts	—	1	—	1	—	1	—	1
Cross currency swap agreements	—	145	—	145	—	—	—	—
Total liabilities	$—	$339	$—	$339	$—	$312	$—	$312
The Company values foreign currency exchange contracts, interest rate swap agreements, cross currency swap agreements, and commodity contracts using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 2. The Company also holds investments in commercial paper, certificates of deposits, time deposits, and corporate debt securities that are designated as available for sale. These investments are valued using published prices based on observable market data. As such, these investments are classified within level 2.
The Company holds certain available for sale investments in U.S. government securities and investments in equity securities. The Company values these investments utilizing published prices based on quoted market pricing, which are classified within level 1.
The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper, and other short-term borrowings contained in the Consolidated Balance Sheet approximates fair value.
As part of the NARCO Buyout (see Note 19 Commitments and Contingencies for definition), Honeywell holds a right to proceeds from the definitive sale agreement pursuant to which HarbisonWalker International Holdings, Inc. (HWI), the reorganized and renamed entity that emerged from the NARCO Bankruptcy, was acquired by an affiliate of Platinum Equity, LLC (HWI Sale). The right to these proceeds is considered a financial instrument. The significant input for the valuation of this right is unobservable, and as such, is classified within level 3.
The HWI Sale closed on February 16, 2023. During the twelve months ended December 31, 2023, Honeywell received $275 million of proceeds from the HWI Sale (HWI Net Sale Proceeds), of which $256 million was received during the first quarter of 2023 and $19 million during the second quarter of 2023. Additionally, during the second quarter of 2023, the Company recorded a fair value adjustment for the HWI Net Sale Proceeds and reduced the estimate by $11 million. The fair value of the remaining HWI Net Sale Proceeds as of December 31, 2023, represents contingent consideration to be paid in future periods if certain conditions under the definitive sale agreement for the HWI Sale are met.
The following table sets forth a reconciliation of beginning and ending balances of assets and liabilities that were accounted for at fair value using level 3 measurements:

	Years Ended December 31,
	2023	2022
Balance at beginning of period	$295	$—
Recognition of right to HWI Net Sale Proceeds	—	295
Receipt of HWI Net Sale Proceeds	(275)	—
Fair value adjustment of HWI Net Sale Proceeds	(11)	—
Balance at end of period	$9	$295
86    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$232	$173	$229	$183
Liabilities
Long-term debt and related current maturities	18,358	17,706	16,853	15,856
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
NOTE 13. ACCRUED LIABILITIES

	December 31,
	2023	2022
Customer advances and deferred income	$3,499	$3,555
Compensation, benefit and other employee related	1,322	1,218
Repositioning	279	309
Asbestos-related liabilities	154	110
Income taxes	680	549
Other taxes	176	174
Environmental costs	227	222
Operating lease liabilities	196	192
Product warranties and performance guarantees	182	175
Insurance	69	68
Accrued interest	217	122
NARCO Buyout accrual	—	1,325
Other (primarily operating expenses)	808	1,143
Total Accrued liabilities	$7,809	$9,162
87    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 14. OTHER LIABILITIES

	December 31,
	2023	2022
Income taxes	$1,742	$1,939
Pension and other employee related	1,342	1,306
Deferred income	1,171	1,334
Operating lease liabilities	897	775
Environmental costs	414	393
Insurance	248	289
Product warranties and performance guarantees	37	38
Asset retirement obligations	17	24
Other	397	371
Total Other liabilities	$6,265	$6,469
NOTE 15. STOCK-BASED COMPENSATION PLANS
The 2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (2016 Plan) and 2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. (2016 Directors Plan) were both approved by the shareowners at the Annual Meeting of Shareowners effective on April 25, 2016. At December 31, 2023, there were 28,946,133 and 781,768 shares of Honeywell common stock available for future grants under terms of the 2016 Plan and 2016 Directors Plan, respectively.
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
The following table summarizes the impact to the Consolidated Statement of Operations from stock options:

	Years Ended December 31,
	2023	2022	2021
Compensation expense	$48	$45	$55
Future income tax benefit recognized	11	10	11
88    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table sets forth fair value per share information, including related weighted average assumptions, used to determine compensation cost:

	Years Ended December 31,
	2023	2022	2021
Weighted average fair value per share of options granted during the year[1]	$38.84	$31.22	$32.42
Assumptions
Expected annual dividend yield	2.50%	2.58%	2.31%
Expected volatility	22.42%	23.05%	24.69%
Risk-free rate of return	3.94%	1.97%	0.48%
Expected option term (years)	4.86	4.74	4.54

1	Estimated on date of grant using Black-Scholes option-pricing model.
The following table summarizes information about stock option activity for the three years ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2020	16,568,529	$125.75
Granted	2,065,574	204.99
Exercised	(2,016,489)	113.01
Lapsed or canceled	(764,675)	175.42
Outstanding at December 31, 2021	15,852,939	135.31
Granted	2,150,910	189.53
Exercised	(3,046,107)	103.89
Lapsed or canceled	(905,454)	186.35
Outstanding at December 31, 2022	14,052,288	147.14
Granted	1,573,520	195.27
Exercised	(1,640,952)	123.12
Lapsed or canceled	(548,842)	192.22
Outstanding at December 31, 2023	13,436,014	$153.86
Vested and expected to vest at December 31, 2023[1]	12,420,005	$150.58
Exercisable at December 31, 2023	9,593,986	$138.24

1
Represents the sum of vested options of 9.6 million and expected to vest options of 2.8 million. Expected to vest options are derived by applying the pre-vesting forfeiture rate assumption to total outstanding unvested options of 3.8 million.

89    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table summarizes information about stock options outstanding and exercisable at December 31, 2023:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted Average Life[1]	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$65.00–$89.99	687,158	0.16	$89.46	$83	687,158	$89.46	$83
$90.00–$99.99	2,285,249	1.52	98.79	253	2,285,249	98.79	253
$100.00–$134.99	1,814,529	3.02	119.30	164	1,787,835	119.15	163
$135.00–$189.99	5,737,860	5.83	170.92	222	4,078,279	164.61	209
$190.00–$232.60	2,911,218	8.02	200.23	30	755,465	204.77	22
	13,436,014	4.90	$153.86	$752	9,593,986	$138.24	$730

1	Average remaining contractual life in years.
There were 9,509,606 and 10,664,625 options exercisable at weighted average exercise prices of $127.99 and $113.30 at December 31, 2022, and 2021, respectively.
The following table summarizes the financial statement impact from stock options exercised:

	Years Ended December 31,
	2023	2022	2021
Intrinsic value[1]	$122	$310	$219
Tax benefit realized	27	71	48

1	Represents the amount by which the stock price exceeded the exercise price of the options on the date of exercise.
At December 31, 2023, there was $96 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted average period of 2.49 years. The total fair value of options vested for the years ended December 31, 2023, 2022, and 2021 was $48 million, $49 million, and $52 million, respectively.
RESTRICTED STOCK UNITS
Restricted stock unit (RSU) awards entitle the holder to receive one share of common stock for each unit when the units vest. RSUs are issued to certain key employees and directors as compensation at fair market value at the date of grant. RSUs generally become fully vested over periods ranging from three to six years and are payable in Honeywell common stock upon vesting. Certain RSU awards are performance-based and awarded to eligible employees which entitle the grantee to receive shares of common stock if specified Company performance goals are achieved during the performance period and if the grantee remains employed through the vesting period.
90    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table summarizes information about RSU activity for the three years ended December 31, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2020	3,396,523	$148.23
Granted	992,854	214.61
Vested	(1,123,547)	144.34
Forfeited	(308,293)	156.74
Non-vested at December 31, 2021	2,957,536	171.73
Granted	1,056,869	186.48
Vested	(864,944)	157.21
Forfeited	(441,453)	177.38
Non-vested at December 31, 2022	2,708,008	181.10
Granted	1,109,307	194.81
Vested	(919,496)	171.92
Forfeited	(290,982)	187.13
Non-vested at December 31, 2023	2,606,837	$189.18
As of December 31, 2023, there was approximately $250 million of total unrecognized compensation cost related to non-vested RSUs granted under the Company's stock plans which is expected to be recognized over a weighted average period of 1.91 years.
The following table summarizes the impact to the Consolidated Statement of Operations from RSUs:

	Years Ended December 31,
	2023	2022	2021
Compensation expense	$154	$143	$162
Future income tax benefit recognized	32	29	23
NOTE 16. EARNINGS PER SHARE
The details of the earnings per share calculations for the years ended December 31, 2023, 2022, and 2021, are as follows (shares in millions):

Basic	Years Ended December 31,
	2023	2022	2021
Net income attributable to Honeywell	$5,658	$4,966	$5,542
Weighted average shares outstanding	663.0	677.1	692.3
Earnings per share of common stock—basic	$8.53	$7.33	$8.01

Assuming Dilution	Years Ended December 31,
	2023	2022	2021
Net income attributable to Honeywell	$5,658	$4,966	$5,542
Average shares
Weighted average shares outstanding	663.0	677.1	692.3
Dilutive securities issuable—stock plans	5.2	6.0	8.1
Total weighted average diluted shares outstanding	668.2	683.1	700.4
Earnings per share of common stock—assuming dilution	$8.47	$7.27	$7.91
91    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The diluted earnings per share calculations exclude the effect of stock options when the cost to exercise an option exceeds the average market price of the common shares during the period. In 2023, 2022, and 2021, the weighted average number of stock options excluded from the computations was 4.5 million, 3.5 million, and 1.7 million, respectively. These stock options were outstanding at the end of each of the respective periods.
As of December 31, 2023, and 2022, the total shares outstanding were 651.8 million and 667.6 million, respectively, and as of December 31, 2023, and 2022, total shares issued were 957.6 million.
NOTE 17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss) are provided in the tables below. Comprehensive income (loss) attributable to noncontrolling interest consists predominantly of net income.

	Pre-tax	Tax	After-Tax
Year Ended December 31, 2023
Foreign exchange translation adjustment	$(269)	$—	$(269)
Pension and other postretirement benefit adjustments	(538)	131	(407)
Changes in fair value of available for sale investments	5	—	5
Changes in fair value of cash flow hedges	17	(6)	11
Total net current period other comprehensive income (loss)	$(785)	$125	$(660)
Year Ended December 31, 2022
Foreign exchange translation adjustment	$(354)	$—	$(354)
Pension and other postretirement benefit adjustments	(280)	47	(233)
Changes in fair value of available for sale investments	(8)	—	(8)
Changes in fair value of cash flow hedges	9	6	15
Total net current period other comprehensive income (loss)	$(633)	$53	$(580)
Year Ended December 31, 2021
Foreign exchange translation adjustment	$302	$—	$302
Pension and other postretirement benefit adjustments	245	(59)	186
Changes in fair value of available for sale investments	(3)	—	(3)
Changes in fair value of cash flow hedges	(4)	1	(3)
Total net current period other comprehensive income (loss)	$540	$(58)	$482
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	December 31,
	2023	2022
Cumulative foreign exchange translation adjustment	$(3,101)	$(2,832)
Pension and other postretirement benefit adjustments	(1,055)	(648)
Fair value adjustments of available for sale investments	(2)	(7)
Fair value adjustments of cash flow hedges	23	12
Total Accumulated other comprehensive income (loss)	$(4,135)	$(3,475)
92    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2020	$(2,780)	$(601)	$4	$—	$(3,377)
Other comprehensive income (loss) before reclassifications	314	268	(3)	17	596
Amounts reclassified from accumulated other comprehensive income (loss)	(12)	(82)	—	(20)	(114)
Net current period other comprehensive income (loss)	302	186	(3)	(3)	482
Balance at December 31, 2021	(2,478)	(415)	1	(3)	(2,895)
Other comprehensive income (loss) before reclassifications	(344)	(623)	(8)	71	(904)
Amounts reclassified from accumulated other comprehensive income (loss)	(10)	390	—	(56)	324
Net current period other comprehensive income (loss)	(354)	(233)	(8)	15	(580)
Balance at December 31, 2022	(2,832)	(648)	(7)	12	(3,475)
Other comprehensive income (loss) before reclassifications	(269)	(477)	5	60	(681)
Amounts reclassified from accumulated other comprehensive income (loss)	—	70	—	(49)	21
Net current period other comprehensive income (loss)	(269)	(407)	5	11	(660)
Balance at December 31, 2023	$(3,101)	$(1,055)	$(2)	$23	$(4,135)
RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2023
	Affected Line in the Consolidated Statement of Operations
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges	Total
Amortization of pension and other postretirement benefit items
Actuarial losses recognized	$—	$—	$—	$—	$141	$—	$141
Prior service (credit) recognized	—	—	—	—	(63)	—	(63)
Losses (gains) on cash flow hedges	(15)	(28)	(10)	(10)	—	—	(63)
Losses (gains) on excluded component of net investment hedges	—	—	—	—	—	—	—
Total before tax	$(15)	$(28)	$(10)	$(10)	$78	$—	$15
Tax (expense) benefit							6
Total reclassifications for the period, net of tax							$21
93    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Year Ended December 31, 2022
	Affected Line in the Consolidated Statement of Operations
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges	Total
Amortization of pension and other postretirement benefit items
Actuarial losses recognized	$—	$—	$—	$—	$516	$—	$516
Prior service (credit) recognized	—	—	—	—	(84)	—	(84)
Losses (gains) on cash flow hedges	(13)	(48)	(14)	3	—	—	(72)
Losses (gains) on excluded component of net investment hedges	—	—	—	—	—	(13)	(13)
Total before tax	$(13)	$(48)	$(14)	$3	$432	$(13)	$347
Tax (expense) benefit							(23)
Total reclassifications for the period, net of tax							$324

	Year Ended December 31, 2021
	Affected Line in the Consolidated Statement of Operations
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges	Total
Amortization of pension and other postretirement benefit items
Actuarial losses recognized	$—	$—	$—	$—	$7	$—	$7
Prior service (credit) recognized	—	—	—	—	(116)	—	(116)
Losses (gains) on cash flow hedges	(5)	(8)	(2)	(9)	—	—	(24)
Losses (gains) on excluded component of net investment hedges	—	—	—	—	—	(16)	(16)
Total before tax	$(5)	$(8)	$(2)	$(9)	$(109)	$(16)	$(149)
Tax (expense) benefit							35
Total reclassifications for the period, net of tax							$(114)
NOTE 18. CAPITAL STOCK
The Company is authorized to issue up to 2,000,000,000 shares of common stock, with a par value of $1. Common shareowners are entitled to receive such dividends as may be declared by the Board of Directors, are entitled to one vote per share, and are entitled, in the event of liquidation, to share ratably in all the assets of the Company which are available for distribution to the common shareowners. Common shareowners do not have preemptive or conversion rights. Shares of common stock issued and outstanding or held in treasury are not liable to further calls or assessments. There are no restrictions on the Company relative to dividends or the repurchase or redemption of common stock.
On April 24, 2023, the Board of Directors authorized the repurchase of up to a total of $10 billion of Honeywell common stock, including approximately $2.1 billion of remaining availability under the previously announced $10 billion share repurchase authorization. Approximately $7.1 billion and $2.9 billion remained available as of December 31, 2023, and 2022, respectively, for additional share repurchases.
Honeywell repurchased approximately 19.2 million and 21.9 million shares of its common stock during the years ended December 31, 2023, and 2022, for $3.7 billion and $4.2 billion, respectively.
The Company is authorized to issue up to 40,000,000 shares of preferred stock, without par value, and can determine the number of shares of each series, and the rights, preferences, and limitations of each series. At December 31, 2023, there was no preferred stock outstanding.
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
With respect to environmental matters involving site contamination, the Company continually conducts studies, individually or jointly with other potentially responsible parties, to determine the feasibility of various remedial techniques. It is the Company's policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on our best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory, or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology, and information related to individual sites, the Company does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of the Company's recorded liabilities. The Company expects to fund expenditures for these matters from operating cash flows. The timing of cash expenditures depends on a number of factors, including the timing of remedial investigations and feasibility studies, the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, remedial techniques to be utilized, and agreements with other parties.
The following table summarizes information concerning the Company's recorded liabilities for environmental costs:

	Years Ended December 31,
	2023	2022	2021
Beginning of year	$615	$618	$660
Accruals for environmental matters deemed probable and reasonably estimable	222	186	168
Environmental liability payments	(196)	(211)	(210)
Other	—	22	—
End of year	$641	$615	$618
Environmental liabilities are included in the following balance sheet accounts:

	December 31,
	2023	2022
Accrued liabilities	$227	$222
Other liabilities	414	393
Total environmental liabilities	$641	$615
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
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Reimbursements associated with this agreement are collected from Resideo quarterly and were $140 million in both 2023 and 2022 and offset operating cash outflows incurred by the Company. As the Company incurs costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90% of such costs is also recorded. This receivable amount recorded in 2023 and 2022 was $187 million and $157 million, respectively. As of December 31, 2023, Other current assets and Other assets included $140 million and $521 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement. As of December 31, 2022, Other current assets and Other assets included $140 million and $474 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.
ASBESTOS MATTERS
Honeywell is named in asbestos-related personal injury claims related to NARCO, which was sold in 1986, and the Bendix Friction Materials (Bendix) business, which was sold in 2014.
The following tables summarize information concerning NARCO and Bendix asbestos-related balances:
ASBESTOS-RELATED LIABILITIES

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$1,291	$1,325	$2,616	$1,372	$689	$2,061	$1,441	$779	$2,220
Accrual for update to estimated liability	43	5	48	93	(634)	(541)	64	31	95
Change in estimated cost of future claims	423	—	423	41	—	41	29	—	29
Update of expected resolution values for pending claims	56	—	56	1	—	1	3	—	3
Asbestos-related liability payments	(169)	(5)	(174)	(216)	(55)	(271)	(165)	(121)	(286)
NARCO Buyout	—	(1,325)	(1,325)	—	1,325	1,325	—	—	—
End of year	$1,644	$—	$1,644	$1,291	$1,325	$2,616	$1,372	$689	$2,061
INSURANCE RECOVERIES FOR ASBESTOS-RELATED LIABILITIES

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$130	$135	$265	$142	$221	$363	$148	$254	$402
Probable insurance recoveries related to estimated liability	11	—	11	5	2	7	7	—	7
Insurance receipts for asbestos-related liabilities	(18)	(21)	(39)	(17)	(20)	(37)	(13)	(33)	(46)
Insurance receivables settlements and write-offs	—	(26)	(26)	—	(68)	(68)	—	—	—
End of year	$123	$88	$211	$130	$135	$265	$142	$221	$363
96    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NARCO and Bendix asbestos-related balances are included in the following balance sheet accounts:

	December 31,
	2023	2022
Other current assets	$41	$41
Insurance recoveries for asbestos-related liabilities	170	224
Total insurance recoveries for asbestos-related liabilities	$211	$265
Accrued liabilities	$154	$1,436
Asbestos-related liabilities	1,490	1,180
Total asbestos-related liabilities[1]	$1,644	$2,616

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
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
On December 14, 2022, HWI, the reorganized and renamed entity that emerged from the NARCO bankruptcy, entered into a definitive agreement (Sale Agreement) pursuant to which an affiliate of Platinum Equity, LLC agreed to acquire HWI (HWI Sale) subject to the terms set forth in the Sale Agreement, including customary conditions to closing set forth therein. In accordance with the Amended Buyout Agreement, the economic rights of the Trust in respect of the net proceeds from the HWI Sale inure to the benefit of Honeywell.
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
On February 16, 2023, the HWI Sale closed. Pursuant to the Amended Buyout Agreement, during 2023, Honeywell received $275 million of proceeds from the HWI sale. See Note 12 Fair Value Measurements for further information on the related proceeds and remaining amount under the Amended Buyout Agreement.
Bendix Products – Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix-related asbestos claims activity:

	Years Ended December 31,
	2023	2022
Claims unresolved at the beginning of year	5,608	6,401
Claims filed	1,803	2,014
Claims resolved	(1,894)	(2,807)
Claims unresolved at the end of year	5,517	5,608

Disease Distribution of Unresolved Claims	Years Ended December 31,
	2023	2022
Mesothelioma and other cancer claims	3,244	3,283
Nonmalignant claims	2,273	2,325
Total claims	5,517	5,608
Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2023	2022	2021	2020	2019
	(in whole dollars)
Mesothelioma and other cancer claims	$66,200	$59,200	$56,000	$61,500	$50,200
Nonmalignant claims	1,730	520	400	550	3,900
The Consolidated Financial Statements reflect an estimated liability for resolution of asserted (claims filed as of the financial statement date) and unasserted Bendix-related asbestos claims, which exclude the Company’s ongoing legal fees to defend such asbestos claims which will continue to be expensed as they are incurred.
The Company reflects the inclusion of all years of epidemiological disease projection through 2059 when estimating the liability for unasserted Bendix-related asbestos claims. Such liability for unasserted Bendix-related asbestos claims is based on historic and anticipated claims filing experience and dismissal rates, disease classifications, and average resolution values in the tort system over a defined look-back period. The Company historically valued Bendix asserted and unasserted claims using a five-year look-back period. The Company reviews the valuation assumptions and average resolution values used to estimate the cost of Bendix asserted and unasserted claims during the fourth quarter each year.
98    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The Company experienced fluctuations in average resolution values year-over-year in each of the past five years with no well-established trends in either direction. In 2023, the Company observed two consecutive years of increasing average resolution values (2023 and 2022), with more volatility in the earlier years of the five-year period (2019 through 2021). Based on these observations, the Company, during its annual review in the fourth quarter of 2023, reevaluated its valuation methodology and elected to give more weight to the two most recent years by shortening the look-back period from five years to two years (2023 and 2022). The Company believes that the average resolution values in the last two consecutive years are likely more representative of expected resolution values in future periods.
It is not possible to predict whether such resolution values will increase, decrease, or stabilize in the future, given recent litigation trends within the tort system and the inherent uncertainty in predicting the outcome of such trends. The Company will continue to monitor Bendix claim resolution values and other trends within the tort system to assess the appropriate look-back period for determining average resolution values going forward.
In 2023, the Company recognized a $522 million expense and corresponding adjustment to its estimated liability for Bendix asbestos-related claims. This amount includes $434 million attributable primarily to shortening the look-back period to the two most recent years, and to a lesser extent to increasing expected resolution values for a subset of asserted claims to adjust for higher claim values in that subset than in the modelled two-year data set.
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

	Years Ended December 31,
	2023	2022	2021
Beginning of year	$213	$223	$243
Accruals for warranties/guarantees issued during the year	139	117	146
Adjustment of pre-existing warranties/guarantees	(27)	(12)	(7)
Settlement of warranty/guarantee claims	(106)	(115)	(159)
End of year	$219	$213	$223
Product warranties and product performance guarantees are included in the following balance sheet accounts:

	December 31,
	2023	2022
Accrued liabilities	$182	$175
Other liabilities	37	38
Total obligations for product warranties and product performance guarantees	$219	$213
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
The Company sponsors postretirement benefit plans that provide health care benefits and life insurance coverage mainly to U.S. eligible retirees. None of Honeywell’s U.S. employees are eligible for a retiree medical subsidy from the Company. In addition, the vast majority of Honeywell’s U.S. retirees either have no Company subsidy or have a fixed-dollar subsidy amount. This significantly limits the Company's exposure to the impact of future health care cost increases. The retiree medical and life insurance plans are not funded. Claims and expenses are paid from the Company's cash flows from operations.
101    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following tables summarize the balance sheet impact, including the benefit obligations, assets, and funded status associated with the Company's significant pension and other postretirement benefit plans:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$13,290	$17,391	$4,400	$6,999
Service cost	29	86	11	19
Interest cost	645	380	200	103
Plan amendments	—	—	—	—
Actuarial (gains) losses[1]	337	(3,135)	191	(1,929)
Benefits paid	(1,509)	(1,421)	(250)	(261)
Settlements and curtailments	—	(13)	—	—
Foreign currency translation	—	—	165	(533)
Other	—	2	1	2
Benefit obligation at end of year	12,792	13,290	4,718	4,400
Change in plan assets
Fair value of plan assets at beginning of year	17,005	20,560	5,304	8,396
Actual return on plan assets	1,070	(2,161)	267	(2,187)
Company contributions	28	37	22	17
Benefits paid	(1,509)	(1,421)	(250)	(261)
Settlements and curtailments	—	(13)	—	—
Foreign currency translation	—	—	205	(664)
Other	—	3	1	3
Fair value of plan assets at end of year	16,594	17,005	5,549	5,304
Funded status of plans	$3,802	$3,715	$831	$904
Amounts recognized in the Consolidated Balance Sheet consist of
Prepaid pension benefit cost[2]	$4,052	$3,970	$1,335	$1,356
Accrued pension liabilities—current[3]	(26)	(28)	(15)	(14)
Accrued pension liabilities—noncurrent[4]	(224)	(227)	(489)	(438)
Net amount recognized	$3,802	$3,715	$831	$904

1
The actuarial losses incurred in 2023 related to the Company's U.S. plans are primarily the result of a decrease in the discount rate assumption, as well as changes in demographic experience and demographic assumptions used to estimate the benefit obligations as of December 31, 2023, compared to December 31, 2022. Actuarial losses incurred in 2023 related to the Company's non-U.S. plans are primarily the result of a decrease in the discount rate assumption, partially offset by inflation related assumptions used to estimate the benefit obligations as of December 31, 2023, compared to December 31, 2022. Actuarial gains incurred in 2022 related to the Company's U.S. plans are primarily the result of an increase in the discount rate assumption, partially offset by changes in demographic experience and demographic assumptions used to estimate the benefit obligations as of December 31, 2022, compared to December 31, 2021. Actuarial gains incurred in 2022 related to the Company's non-U.S. plans are primarily the result of an increase in the discount rate assumption, partially offset by inflation related assumptions used to estimate the benefit obligations as of December 31, 2022, compared to December 31, 2021.

2	Included in Other assets in the Consolidated Balance Sheet.
3	Included in Accrued liabilities in the Consolidated Balance Sheet.
4	Included in Other liabilities in the Consolidated Balance Sheet.

102    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Other Postretirement Benefits
	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$133	$196
Service cost	—	—
Interest cost	6	5
Plan amendments	—	—
Actuarial (gains) losses	3	(54)
Benefits paid	(26)	(14)
Benefit obligation at end of year	116	133
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Company contributions	—	—
Benefits paid	—	—
Fair value of plan assets at end of year	—	—
Funded status of plans	$(116)	$(133)
Amounts recognized in the Consolidated Balance Sheet consist of
Accrued liabilities	$(12)	$(21)
Postretirement benefit obligations other than pensions[1]	(104)	(112)
Net amount recognized	$(116)	$(133)

1	Excludes non-U.S. plan of $30 million and $34 million as of December 31, 2023, and 2022, respectively.
Amounts recognized in Accumulated other comprehensive (income) loss associated with the Company's significant pension and other postretirement benefit plans at December 31, 2023, and 2022, are as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2023	2022	2023	2022
Prior service (credit) cost	$(7)	$(50)	$18	$18
Net actuarial (gain) loss	1,191	814	422	360
Net amount recognized	$1,184	$764	$440	$378

	Other Postretirement Benefits
	2023	2022
Prior service (credit) cost	$(30)	$(50)
Net actuarial (gain) loss	(68)	(84)
Net amount recognized	$(98)	$(134)
103    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Net periodic benefit (income) cost and other amounts recognized in Other comprehensive (income) loss for the Company's significant pension and other postretirement benefit plans include the following components:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2023	2022	2021	2023	2022	2021
Service cost	$29	$86	$105	$11	$19	$26
Interest cost	645	380	306	200	103	77
Expected return on plan assets	(1,111)	(1,281)	(1,220)	(274)	(278)	(348)
Amortization of prior service (credit) cost	(42)	(42)	(42)	—	—	—
Recognition of actuarial (gains) losses	—	(14)	31	153	537	9
Settlements and curtailments	—	(2)	—	—	—	—
Net periodic benefit (income) cost	$(479)	$(873)	$(820)	$90	$381	$(236)

	U.S. Plans			Non-U.S. Plans
	2023	2022	2021	2023	2022	2021
Actuarial (gains) losses	$378	$307	$(14)	$198	$294	$(221)
Prior service (credit) cost	—	—	—	—	—	(3)
Prior service credit recognized during year	42	43	43	—	(1)	(1)
Actuarial (gains) losses recognized during year	—	15	—	(153)	(537)	(9)
Foreign currency translation	—	—	—	17	204	(1)
Total recognized in Other comprehensive (income) loss	$420	$365	$29	$62	$(40)	$(235)
Total recognized in net periodic benefit (income) cost and Other comprehensive (income) loss	$(59)	$(508)	$(791)	$152	$341	$(471)

	Other Postretirement Benefits
	Years Ended December 31,
	2023	2022	2021
Service cost	$—	$—	$—
Interest cost	6	5	5
Amortization of prior service (credit) cost	(20)	(42)	(74)
Recognition of actuarial (gains) losses	(13)	(4)	(2)
Net periodic benefit (income) cost	$(27)	$(41)	$(71)

	Years Ended December 31,
	2023	2022	2021
Actuarial (gains) losses	$3	$(54)	$(8)
Prior service (credit) cost	—	—	—
Prior service credit recognized during year	20	42	74
Actuarial (gains) losses recognized during year	13	4	2
Total recognized in other comprehensive (income) loss	36	(8)	68
Total recognized in net periodic benefit (income) cost and Other comprehensive (income) loss	$9	$(49)	$(3)
104    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Major actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for the Company's significant benefit plans are presented in the following table as weighted averages:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2023	2022	2021	2023	2022	2021
Actuarial assumptions used to determine benefit obligations as of December 31
Discount rate	4.97%	5.17%	2.87%	4.15%	4.50%	1.79%
Expected annual rate of compensation increase	3.25%	3.25%	3.25%	2.68%	2.69%	2.56%
Actuarial assumptions used to determine net periodic benefit (income) cost for years ended December 31
Discount rate—benefit obligation	5.17%	2.87%	2.50%	4.49%	1.77%	1.24%
Discount rate—service cost	5.26%	2.98%	2.68%	3.81%	1.48%	1.00%
Discount rate—interest cost	5.07%	2.26%	1.76%	4.56%	1.59%	1.00%
Expected rate of return on plan assets	6.75%	6.40%	6.15%	5.15%	3.61%	4.03%
Expected annual rate of compensation increase	3.25%	3.25%	3.25%	2.68%	2.56%	2.43%

	Other Postretirement Benefits
	2023	2022	2021
Actuarial assumptions used to determine benefit obligations as of December 31
Discount rate	5.00%	5.32%	2.66%
Actuarial assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	5.32%	2.66%	2.20%
The discount rate for the Company's U.S. pension and other postretirement benefit plans reflects the current rate at which the associated liabilities could be settled at the measurement date of December 31. To determine discount rates for the Company's U.S. pension and other postretirement benefit plans, the Company uses a modeling process that involves matching the expected cash outflows of the Company's benefit plans to a yield curve constructed from a portfolio of high-quality, fixed income debt instruments. The Company uses the single weighted average yield of this hypothetical portfolio as a discount rate benchmark. The Company utilizes a full yield curve approach in the estimation of the service and interest cost components of net periodic pension benefit (income) for the Company's significant pension plans. This approach applies the specific spot rates along the yield curve used in the determination of the pension benefit obligation to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. For the Company's U.S. pension plans, the single weighted average spot rates used to determine service and interest costs for 2024 are 5.06% and 4.89%, respectively. The discount rate used to determine the other postretirement benefit obligation is higher principally due to a shorter expected duration of other postretirement plan obligations as compared to pension plan obligations.
The Company plans to use an expected rate of return on U.S. plan assets of 7.00% for 2024, which represents an increase from the 6.75% assumption used for 2023. The Company's asset return assumption is based on historical plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations with a focus on long-term trends rather than short-term market conditions. The Company reviews the expected rate of return on an annual basis and revises it as appropriate.
For non-U.S. benefit plans, actuarial assumptions reflect economic and market factors relevant to each country.
105    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
PENSION BENEFITS
The following amounts relate to the Company's significant pension plans with accumulated benefit obligations exceeding the fair value of plan assets:

	December 31,
	U.S. Plans		Non-U.S. Plans
	2023	2022	2023	2022
Projected benefit obligation	$251	$255	$753	$682
Accumulated benefit obligation	249	253	736	664
Fair value of plan assets	—	—	249	230
The accumulated benefit obligation for the Company's U.S. defined benefit pension plans was $12.8 billion and $13.3 billion and for the Company's non-U.S. defined benefit pension plans was $4.7 billion and $4.4 billion at December 31, 2023, and 2022, respectively.
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
The Company's non-U.S. pension assets are typically managed by decentralized fiduciary committees with the Honeywell Corporate Investments group providing investment guidance. The Company's non-U.S. investment policies are different for each country as local regulations and financial and tax considerations are part of the funding and investment allocation process in each country.
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
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The fair values of both the Company's U.S. and non-U.S. pension plans assets by asset category are as follows:

	U.S. Plans
	December 31, 2023
	Total	Level 1	Level 2	Level 3
Equities
Honeywell common stock	$3,049	$3,049	$—	$—
U.S. equities	—	—	—	—
Fixed income
Short-term investments	2,942	283	2,659	—
Government securities	532	—	532	—
Corporate bonds	5,733	—	5,733	—
Mortgage/Asset-backed securities	676	—	676	—
Insurance contracts	7	—	7	—
Direct investments
Direct private investments	1,293	—	—	1,293
Real estate properties	977	—	—	977
Total	$15,209	$3,332	$9,607	$2,270
Investments measured at NAV
Private funds	1,265
Real estate funds	8
Commingled funds	112
Total assets at fair value	$16,594

	U.S. Plans
	December 31, 2022
	Total	Level 1	Level 2	Level 3
Equities
Honeywell common stock	$3,336	$3,336	$—	$—
U.S. equities	6	6	—	—
Fixed income
Short-term investments	855	855	—	—
Government securities	1,492	—	1,492	—
Corporate bonds	6,632	—	6,632	—
Mortgage/Asset-backed securities	1,119	—	1,119	—
Insurance contracts	8	—	8	—
Direct investments
Direct private investments	1,284	—	—	1,284
Real estate properties	1,005	—	—	1,005
Total	$15,737	$4,197	$9,251	$2,289
Investments measured at NAV
Private funds	1,258
Real estate funds	10
Commingled funds	—
Total assets at fair value	$17,005
107    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Non-U.S. Plans
	December 31, 2023
	Total	Level 1	Level 2	Level 3
Equities
U.S. equities	$195	$—	$195	$—
Non-U.S. equities	365	—	365	—
Fixed income
Short-term investments	387	168	219	—
Government securities	1,635	—	1,635	—
Corporate bonds	1,103	—	1,103	—
Mortgage/Asset-backed securities	10	—	10	—
Insurance contracts	108	—	108	—
Insurance buy-in contracts	1,605	—	—	1,605
Investments in private funds
Private funds	115	—	41	74
Real estate funds	16	—	—	16
Total	$5,539	$168	$3,676	$1,695
Investments measured at NAV
Private funds	8
Real estate funds	2
Total assets at fair value	$5,549

	Non-U.S. Plans
	December 31, 2022
	Total	Level 1	Level 2	Level 3
Equities
U.S. equities	$144	$2	$142	$—
Non-U.S. equities	374	—	374	—
Fixed income
Short-term investments	341	341	—	—
Government securities	2,045	—	2,045	—
Corporate bonds	1,031	—	1,031	—
Mortgage/Asset-backed securities	31	—	31	—
Insurance contracts	115	—	115	—
Insurance buy-in contracts	950	—	—	950
Investments in private funds
Private funds	90	—	54	36
Real estate funds	130	—	—	130
Total	$5,251	$343	$3,792	$1,116
Investments measured at NAV
Private funds	10
Real estate funds	43
Total assets at fair value	$5,304
108    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table summarizes changes in the fair value of level 3 assets for both U.S. and non-U.S. plans:

	U.S. Plans		Non-U.S. Plans
	Direct Private Investments	Real Estate Properties	Private Funds	Real Estate Funds	Insurance Buy-in Contracts
Balance at December 31, 2021	$1,336	$843	$33	$163	$691
Actual return on plan assets
Relating to assets still held at year-end	(66)	88	11	(33)	(477)
Relating to assets sold during the year	98	(24)	—	1	—
Purchases	75	148	—	—	736
Sales and settlements	(159)	(50)	(8)	(1)	—
Balance at December 31, 2022	1,284	1,005	36	130	950
Actual return on plan assets
Relating to assets still held at year-end	(34)	(115)	3	—	68
Relating to assets sold during the year	159	—	1	(3)	—
Purchases	131	88	39	—	587
Sales and settlements	(247)	(1)	(5)	(111)	—
Balance at December 31, 2023	$1,293	$977	$74	$16	$1,605
The Company enters into futures contracts to gain exposure to certain markets. Sufficient cash or cash equivalents are held by the Company's pension plans to cover the notional value of the futures contracts. At December 31, 2023, and 2022, the Company's U.S. plans had contracts with notional amounts of $4,025 million and $2,567 million, respectively. At December 31, 2023, and 2022, the Company's non-U.S. plans had contracts with notional amounts of $124 million and $120 million, respectively. In both the Company's U.S. and non-U.S. pension plans, the notional derivative exposure is related to outstanding equity and fixed income futures contracts.
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
The Company's funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2023, 2022, and 2021, the Company was not required to make contributions to the U.S. pension plans and no contributions were made. The Company is not required to make any contributions to the U.S. pension plans in 2024. In 2023, contributions of $12 million were made to the non-U.S. pension plans to satisfy regulatory funding requirements. In 2024, the Company expects to make contributions of cash and/or marketable securities of approximately $12 million to the non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both the U.S. and non-U.S. pension plans do not reflect benefits paid directly from Company assets.
109    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2024	$1,094	$257
2025	1,077	253
2026	1,062	260
2027	1,044	266
2028	1,022	268
2029-2033	4,699	1,270
During the twelve months ended December 31, 2023, the Company repurchased $200 million of outstanding Honeywell shares of common stock from the Honeywell U.S. Pension Plan Master Trust. The Company completed no repurchases of outstanding Honeywell shares of common stock from the Honeywell U.S. Pension Plan Master Trust during 2022.
OTHER POSTRETIREMENT BENEFITS

	December 31,
	2023	2022
Assumed health care cost trend rate
Health care cost trend rate assumed for next year	7.00%	7.50%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2031	2031
Benefit payments reflecting expected future service, as appropriate, are expected to be paid as follows:

	Without Impact of Medicare Subsidy	Net of Medicare Subsidy
2024	$13	$12
2025	12	12
2026	12	11
2027	11	11
2028	11	10
2029-2033	46	44
110    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 21. OTHER (INCOME) EXPENSE

	Years Ended December 31,
	2023	2022	2021
Interest income	$(321)	$(138)	$(102)
Pension ongoing income—non-service	(441)	(602)	(1,202)
Other postretirement income—non-service	(29)	(41)	(71)
Equity income of affiliated companies	(100)	(61)	(67)
Gain on sale of non-strategic businesses and assets	(5)	(22)	(102)
Foreign exchange (gain) loss	9	48	25
Expense related to UOP Matters	—	45	160
Expense (benefit) related to Russia-Ukraine conflict	(3)	45	—
Net expense related to the NARCO Buyout and HWI Sale	11	342	—
Other, net	39	18	(19)
Total Other (income) expense	$(840)	$(366)	$(1,378)
See Note 19 Commitments and Contingencies for more information on the UOP Matters, NARCO Buyout, and HWI Sale. See Note 4 Repositioning and Other Charges for further discussion of the expense related to the Russia-Ukraine conflict. See Note 2 Acquisitions and Divestitures for further discussion on the gain on sale of non-strategic businesses and assets.
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
In October 2023, the Company announced a realignment, effective in the first quarter of 2024, of its business units comprising its Performance Materials and Technologies, and Safety and Productivity Solutions reportable business segments by forming two new reportable business segments: Industrial Automation, and Energy and Sustainability Solutions. Industrial Automation will include Sensing and Safety Technologies, Productivity Solutions and Services, and Warehouse and Workflow Solutions, which are currently included in Safety and Productivity Solutions, in addition to Process Solutions, which is currently included in Performance Materials and Technologies. Energy and Sustainability Solutions will include UOP and Advanced Materials, which are currently included in Performance Materials and Technologies. Further, as part of the realignment, the Company will rename its Aerospace and Honeywell Building Technologies reportable business segments to Aerospace Technologies and Building Automation, respectively. Following the realignment, the Company’s reportable business segments will be Aerospace Technologies, Industrial Automation, Building Automation, and Energy and Sustainability Solutions. The realignment will not impact the Company’s historical consolidated financial position, results of operations, or cash flows. The Company expects to report its financial performance based on this realignment effective with the first quarter of 2024.
111    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Net sales
Aerospace
Products	$7,316	$6,330	$6,158
Services	6,308	5,497	4,868
Net Aerospace sales	13,624	11,827	11,026
Honeywell Building Technologies
Products	4,599	4,591	4,098
Services	1,432	1,409	1,441
Net Honeywell Building Technologies sales	6,031	6,000	5,539
Performance Materials and Technologies
Products	8,916	8,593	8,008
Services	2,590	2,134	2,005
Net Performance Materials and Technologies sales	11,506	10,727	10,013
Safety and Productivity Solutions
Products	4,942	6,446	7,379
Services	547	461	435
Net Safety and Productivity Solutions sales	5,489	6,907	7,814
Corporate and All Other
Services	12	5	—
Net Corporate and All Other sales	12	5	—
Net sales	$36,662	$35,466	$34,392
Depreciation and amortization
Aerospace	$267	$285	$278
Honeywell Building Technologies	107	92	67
Performance Materials and Technologies	468	478	454
Safety and Productivity Solutions	171	191	237
Corporate and All Other	163	158	102
Total depreciation and amortization	$1,176	$1,204	$1,138
Segment profit
Aerospace	$3,741	$3,228	$3,051
Honeywell Building Technologies	1,505	1,439	1,238
Performance Materials and Technologies	2,549	2,354	2,120
Safety and Productivity Solutions	901	1,080	1,029
Corporate and All Other	(392)	(412)	(226)
Total segment profit	$8,304	$7,689	$7,212
112    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Capital expenditures
Aerospace	$310	$246	$284
Honeywell Building Technologies	79	74	62
Performance Materials and Technologies	462	318	265
Safety and Productivity Solutions	106	50	190
Corporate and All Other	82	78	94
Total capital expenditures	$1,039	$766	$895

	Years Ended December 31,
	2023	2022
Total assets
Aerospace	$12,976	$12,189
Honeywell Building Technologies	6,723	6,599
Performance Materials and Technologies	19,732	17,887
Safety and Productivity Solutions	10,342	10,892
Corporate and All Other	11,752	14,708
Total assets	$61,525	$62,275
A reconciliation of segment profit to consolidated income before taxes are as follows:

	Years Ended December 31,
	2023	2022	2021
Segment profit	$8,304	$7,689	$7,212
Interest and other financial charges	(765)	(414)	(343)
Interest income	321	138	102
Stock compensation expense[1]	(202)	(188)	(217)
Pension ongoing income[2]	528	993	1,083
Pension mark-to-market expense	(153)	(523)	(40)
Other postretirement income[2]	29	41	71
Repositioning and other charges[3]	(860)	(1,266)	(569)
Other expense[4]	(43)	(91)	(64)
Income before taxes	$7,159	$6,379	$7,235

1	Amounts included in Selling, general and administrative expenses.
2
Amounts included in Cost of products and services sold (service cost component), Selling, general and administrative expenses (service cost component), Research and development expenses (service cost component), and Other (income) expense (non-service cost component).

3	Amounts included in Cost of products and services sold, Selling, general and administrative expenses, and Other (income) expense.
4	Amounts include the other components of Other (income) expense not included within other categories in this reconciliation. Equity income of affiliated companies is included in segment profit.

113    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 23. GEOGRAPHIC AREAS—FINANCIAL DATA

	Net Sales[1]			Long-lived Assets[2]
	Years Ended December 31,			Years Ended December 31,
	2023	2022	2021	2023	2022	2021
United States	$20,907	$21,262	$20,662	$4,107	$3,949	$3,964
Europe	8,052	6,840	6,800	555	537	566
Other international	7,703	7,364	6,930	998	985	1,032
Net sales	$36,662	$35,466	$34,392	$5,660	$5,471	$5,562

1
Sales between geographic areas approximate market value and are not significant. Net sales are classified according to their country of origin. Included in United States Net sales are export sales of $4,708 million, $4,187 million, and $4,037 million for the years ended December 31, 2023, 2022, and 2021, respectively.

2	Long-lived assets consists of Property, plant and equipment—net.
NOTE 24. SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2023	2022	2021
Net payments for repositioning and other charges
Severance and exit cost payments	$(294)	$(275)	$(382)
Environmental payments	(196)	(211)	(210)
Reimbursement receipts	140	140	140
Insurance receipts for asbestos-related liabilities	39	37	46
Insurance receivables settlements and write-offs	26	68	—
Asbestos-related liability payments	(174)	(271)	(286)
Total net payments for repositioning and other charges	$(459)	$(512)	$(692)
Interest paid, net of amounts capitalized	$649	$375	$339
Income taxes paid, net of refunds	1,581	1,324	1,202
Non-cash investing and financing activities
Common stock contributed to savings plans	216	196	191
Marketable securities contributed to non-U.S. pension plans	—	—	81
Impact of Quantinuum contribution[1]	—	—	460
Noncontrolling interest non-cash contribution[1]	—	—	419
Loan in exchange for prepaid assets	—	—	25
Receipt of Garrett Series B Preferred Stock[2]	—	—	577

1
See Note 2 Acquisitions and Divestitures for additional information of non-cash amounts recognized related to the combination of Honeywell Quantum Solutions and Cambridge Quantum Computing to form Quantinuum, a newly formed entity, which Honeywell consolidates as the controlling majority-owner.

2
See Note 19 Commitments and Contingencies for additional information of non-cash amounts recognized related to the receipt of 834.8 million shares of Garrett Series B Preferred Stock in exchange for the full and final satisfaction of the Garrett Indemnity, Tax Matters Agreement, and pending litigation between the Company and Garrett. The non-cash amount reflects the fair value of the Garrett Series B Preferred Stock as of April 30, 2021, the date Garrett issued the Series B Preferred Stock to the Company.

114    Honeywell International Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareowners and the Board of Directors of Honeywell International Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Honeywell International Inc. and subsidiaries (the "Company" or “Honeywell”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, shareowners’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Compressor Controls Corporation, which was acquired on June 30, 2023, and whose financial statements constitute less than 1% of net and total assets, revenues, and net income, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Compressor Controls Corporation.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
115    Honeywell International Inc.

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

/S/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
February 16, 2024
We have served as the Company's auditor since 2014.
116    Honeywell International Inc.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
CONTROLS AND PROCEDURES
Honeywell management maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the quarter ended December 31, 2023.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2023. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Honeywell management is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Honeywell’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Management assessed the effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Based on this assessment, management determined that Honeywell maintained effective internal control over financial reporting as of December 31, 2023.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, excluded Compressor Controls Corporation, which was acquired by the Company on June 30, 2023. The total revenues, net income, and net and total assets of Compressor Controls Corporation represents less than 1% each of the related consolidated financial statement amounts as of December 31, 2023.
The effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in the section titled Financial Statements and Supplementary Data.
117    Honeywell International Inc.

OTHER INFORMATION
EQUITY TRADING PLAN ELECTIONS
Certain executive officers and directors of the Company may execute purchases and sales of the Company's common stock through Rule 10b5-1 and non-Rule 10b5-1 equity trading plans.
During the three months ended December 31, 2023, none of our executive officers or directors adopted, terminated, or modified a Rule 10b5-1 equity trading plan, or adopted, terminated, or modified any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).
DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information relating to the Directors of Honeywell, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2023, and such information is incorporated herein by reference. Certain information relating to the Executive Officers of Honeywell appears in this Form 10-K under the heading titled Information about Our Executive Officers.
The members of the Audit Committee of our Board of Directors are: D. Scott Davis (Chair), Kevin Burke, Michael W. Lamach, Robin L. Washington, and Robin Watson. The Board has determined that Mr. Davis and Ms. Washington are Audit Committee financial experts as defined by applicable SEC rules and that Mr. Davis, Mr. Burke, Mr. Lamach, Ms. Washington, and Mr. Watson satisfy the financial sophistication criteria established by the Nasdaq. All members of the Audit Committee are independent as that term is defined in applicable SEC rules and Nasdaq listing standards.
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
On December 8, 2023, the Board of Directors amended and restated the By-laws of the Company (as amended and restated, the “By-laws”), effective as of such date, to (i) update the procedures and information requirements for the nomination of directors and the proposal of business for consideration at meetings of shareowners, including with respect to Rule 14a-19 promulgated under the Exchange Act; (ii) provide the chair of the meeting of shareowners with the power and duty to determine whether, in certain specified circumstances, a nomination shall be disregarded or business proposal shall not be transacted; (iii) clarify that the chair of the meeting may prescribe rules and determinations as to the conduct of the shareowners’ meeting; and (iv) clarify and conform various provisions of the By-laws to the General Corporation Law of the State of Delaware and to other provisions of the By-laws and make certain non-substantive changes and updates.
EXECUTIVE COMPENSATION
Information relating to executive compensation, including the Management Development and Compensation Committee Report and disclosures regarding compensation committee interlocks and insider participation will be contained in the Proxy Statement, and such information is incorporated herein by reference.
118    Honeywell International Inc.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to security ownership of certain beneficial owners and management and related stockholder matters will be contained in the Proxy Statement, and such information is incorporated herein by reference.
EQUITY COMPENSATION PLANS
As of December 31, 2023, information about our equity compensation plans was as follows:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	16,000,561	[1]	$153.79	[2]	31,178,450	[3]
Equity compensation plans not approved by security holders	144,884	[4]	N/A	[5]	N/A	[6]
Total	16,145,445		$153.79		31,178,450

1
Equity compensation plans approved by shareowners which are included in column (a) of the table are the 2016 Stock Incentive Plan and the 2011 Stock Incentive Plan (including 13,246,624 shares of Common Stock to be issued for options; 2,110,539 RSUs subject to continued employment; 201,130 RSUs at target level and subject to company performance metrics and continued employment; and 265,530 deferred RSUs); and the 2016 Stock Plan for Non-Employee Directors and the 2006 Stock Plan for Non-Employee Directors (including 170,176 shares of Common Stock to be issued for options; and 3,104 RSUs subject to continued services, and 3,458 deferred RSUs). RSUs included in column (a) of the table represent the full number of RSUs awarded and outstanding whereas the number of shares of Common Stock to be issued upon vesting will be lower than what is reflected on the table because the value of shares required to meet employee tax withholding requirements are not issued.
Because the number of future shares that may be distributed to employees participating in the Honeywell Global Stock Plan is unknown, no shares attributable to that plan are included in column (a) of the table above.

2
Column (b) relates to stock options and does not include any exercise price for RSUs because an RSU’s value is dependent upon attainment of certain performance goals and/or continued employment or service and they are settled for shares of Common Stock on a one-for-one basis.

3
The number of shares that may be issued under the 2016 Stock Incentive Plan as of December 31, 2023, is 28,946,133, which includes the following additional shares that may again be available for issuance: shares that are settled for cash, expire, are canceled, or under similar prior plans, are tendered as option exercise price or tax withholding obligations, are reacquired with cash option exercise price or with monies attributable to any tax deduction to Honeywell upon the exercise of an option, or are under any outstanding awards assumed under any equity compensation plan of an entity acquired by Honeywell. No securities are available for future issuance under the 2011 Stock Incentive Plan.
The number of shares that may be issued under the Honeywell Global Stock Plan as of December 31, 2023, is 1,450,549. This plan is an umbrella plan for three plans described below maintained solely for eligible employees of participating non-U.S. countries.
•The UK Sharebuilder Plan allows an eligible UK employee to invest taxable earnings in Common Stock. The Company matches those shares and dividends paid are used to purchase additional shares of Common Stock. For the year ended December 31, 2023, 240,267 shares were credited to participants’ accounts under the UK Sharebuilder Plan.
•The Honeywell Aerospace Ireland Share Participation Plan allows eligible Irish employees to contribute a percentage of base pay and/or bonus that is invested in Common Stock. For the year ended December 31, 2023, 685 shares of Common Stock were credited to participants’ accounts under these plans.
•The remaining 781,768 shares included in column (c) are shares remaining under the 2016 Stock Plan for Non-Employee Directors.

4
Equity compensation plans not approved by shareowners included in the table refer to the Honeywell Excess Benefit Plan and Supplemental Savings Plan.
The Honeywell Excess Benefit Plan and Supplemental Savings Plan for certain highly compensated employees is an unfunded, non-tax qualified plan that provides benefits equal to the employee deferrals and Company matching allocations that would have been provided under Honeywell’s U.S. tax-qualified savings plan if the Internal Revenue Code limitations on compensation and contributions did not apply. The Company matching contribution is credited to participants’ accounts in the form of notional shares of Common Stock. The notional shares are distributed in the form of actual shares of Common Stock. The number of shares to be issued under this plan based on the value of the notional shares as of December 31, 2023, is 144,884.

5
Column (b) does not include any exercise price for notional shares allocated to employees under Honeywell’s equity compensation plans not approved by shareowners because all of these shares are only settled for shares of Common Stock on a one-for-one basis.

6
The amount of securities available for future issuance under the Honeywell Excess Benefit Plan and Supplemental Savings Plan is not determinable because the number of securities that may be issued under this plan depends upon the amount deferred to the plan by participants in future years.

119    Honeywell International Inc.

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
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Number in Form 10-K
(a)(3.)	Exhibits
	See the Exhibit Index of this Annual Report on Form 10-K	121
FORM 10-K SUMMARY
None.
120    Honeywell International Inc.

EXHIBIT INDEX

Exhibit No.	Description
3(i)
Amended and Restated Certificate of Incorporation of Honeywell International Inc., as amended April 23, 2018 (incorporated by reference to Exhibit 3(i) to Honeywell’s Form 10-Q for the quarter ended June 30, 2018)

3(ii)	By-laws of Honeywell International Inc., as amended December 8, 2023 (incorporated by reference to Exhibit 3(i) to Honeywell’s 8-K filed December 11, 2023)
4.1	Honeywell International Inc. is a party to several long-term debt instruments under which, in each case, the total amount of securities authorized does not exceed 10% of the total assets of Honeywell and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Honeywell agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.
4.2	Description of Honeywell International Inc. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith)
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

10.5*	Amendment to Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (filed herewith)
10.6*
Honeywell International Inc. Incentive Compensation Plan for Executive Employees, as amended and restated (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-K for the year ended December 31, 2018)

10.7*
Amendment to Honeywell International Inc. Incentive Compensation Plan for Executive Employees, as amended and restated (incorporated by reference to Exhibit 10.69 to Honeywell’s Form 10-K for the year ended December 31, 2020)

10.8*
Omnibus Amendment to Honeywell International Inc. Incentive Compensation Plan for Executive Employees, as amended and restated (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

10.9*	Honeywell Excess Benefit Plan and Honeywell Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.5 to Honeywell’s Form 10-K for the year ended December 31, 2020)
10.10*
Omnibus Amendment to Honeywell Excess Benefit Plan and Honeywell Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

10.11*	Honeywell International Inc. Severance Plan for Designated Officers, as amended and restated (incorporated by reference to Exhibit 10.10 to Honeywell's Form 10-K for the year ended December 31, 2022)
10.12*	Honeywell Deferred Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to Honeywell's Form 10-K for the year ended December 31, 2020)
10.13*	Omnibus Amendment to Honeywell Deferred Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)
10.14*	Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2008)
10.15*	Amendment to Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2009)
10.16*	Amendment to Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to Honeywell’s Form 10-K for the year ended December 31, 2015)
10.17*
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

10.20*
Amendment to Honeywell International Inc. Supplemental Executive Retirement Plan for Executives in Career Band 6 and Above, as amended and restated (incorporated by reference to Exhibit 10.8 to Honeywell’s Form 10-K for the year ended December 31, 2015)

10.21*	Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2008)
121    Honeywell International Inc.

TABLE OF CONTENTS	EXHIBIT INDEX

Exhibit No.	Description
10.22*	Amendment to Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2009)
10.23*	Amendment to Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.9 to Honeywell’s Form 10-K for the year ended December 31, 2015)
10.24*
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

10.33*	Omnibus Amendment to 2007 Honeywell Global Employee Stock Plan (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)
10.34*
2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Exhibit A of Honeywell’s Proxy Statement, dated March 10, 2011, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

10.35*	Amendment to 2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Exhibit 10.36 to Honeywell’s Form 10-K for the year ended December 31, 2012)
10.36*	Amendment to 2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)
10.37*
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

10.43*
Amendment to the 2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended September 30, 2020)

10.44*
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

10.48*
2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates–Form of Performance Plan Grant Agreement (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-Q for the quarter ended March 31, 2022)

10.49*
2016 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit B of Honeywell’s Proxy Statement, dated March 10, 2016, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

10.50*	Amendment to the 2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. (incorporated by reference to Exhibit 99.2 to Honeywell's Form 8-K filed October 8, 2019)
122    Honeywell International Inc.

TABLE OF CONTENTS	EXHIBIT INDEX

Exhibit No.	Description
10.51*	Amendment to the 2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2020)
10.52*	Omnibus Amendment to 2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)
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

10.55*	Form of Honeywell International Inc. Noncompete Agreement for Senior Executives (incorporated by reference to Exhibit 10.61 to Honeywell’s Form 10-K for the year ended December 31, 2021)
10.56*	Letter Agreement dated February 24, 2012 between Honeywell and Darius Adamczyk (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2016)
10.57*	Offer Letter dated March 31, 2016 from Honeywell to Darius Adamczyk (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed April 6, 2016)
10.58*	Employment Offer Letter dated March 1, 2017 between Honeywell International Inc. and Darius Adamczyk (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed March 6, 2017)
10.59*	Letter Agreement dated March 13, 2023 from Honeywell International Inc. to Darius Adamczyk (incorporated by reference to Exhibit 10.1 to Honeywell's Form 8-K filed March 14, 2023)
10.60*	Letter Agreement dated July 27, 2018 between Honeywell International Inc. and Greg Lewis (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed August 2, 2018)
10.61*	Letter Agreement dated October 2, 2017, between Honeywell and Anne Madden (incorporated by reference to Exhibit 10.70 to Honeywell’s Form 10-K for the year ended December 31, 2020)
10.62*	Offer Letter dated March 13, 2023 from Honeywell International Inc. to Vimal Kapur (incorporated by reference to Exhibit 10.2 to Honeywell's Form 8-K filed March 14, 2023)
10.63*
Offer Letter dated July 26, 2022 from Honeywell International Inc. to Vimal Kapur (incorporated by reference to Exhibit 10.1 to Honeywell's Form 10-Q for the quarter ended September 30, 2022, and Honeywell's Form 8-K filed July 28, 2022)

10.64*	Letter Agreement dated August 21, 2022 between Honeywell and Lucian Boldea (incorporated by reference to Exhibit 10.70 to Honeywell's Form 10-K for the year ended December 31, 2022)
10.65*	Offer Letter dated October 6, 2023 between Honeywell and Lucian Boldea (filed herewith)
10.66*	Offer Letter dated June 12, 2023 between Honeywell and James Currier (filed herewith)
10.67
364-Day Credit Agreement, dated as of March 20, 2023, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as syndication agents (incorporated by reference to Exhibit 10.1 to Honeywell's Form 8-K filed March 21, 2023)

10.68
Amended and Restated Five-Year Credit Agreement, dated as of March 20, 2023, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto, Bank of America, N.A., as administrative agent and as swing line agent and JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association, as syndication agents (incorporated by reference to Exhibit 10.2 to Honeywell's Form 8-K filed March 21, 2023)

10.69
Indemnification and Reimbursement Agreement, dated October 14, 2018, by and among New HAPI Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to Honeywell’s Form 8-K filed October 15, 2018)

10.70
First Amendment, dated April 21, 2020, to Indemnification and Reimbursement Agreement, dated October 14, 2018 among Honeywell and Resideo Intermediate Holding Inc. (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-Q for the quarter ended June 30, 2020)

10.71
Second Amendment, dated July 28, 2020, to Indemnification and Reimbursement Agreement dated October 14, 2018 among Honeywell and Resideo Intermediate Holding Inc. (incorporated by reference to Exhibit 10.1 to Honeywell's Form 10-Q for the quarter ended September 30, 2020)

10.72
Third Amendment, dated November 16, 2020, to Indemnification and Reimbursement Agreement dated October 14, 2018 among Honeywell and Resideo Intermediate Holding Inc. (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended March 31, 2021)

10.73
Fourth Amendment, dated February 12, 2021, to Indemnification and Reimbursement Agreement dated October 14, 2018 among Honeywell and Resideo Intermediate Holding Inc. (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended March 31, 2021)

10.74
Amended and Restated Buyout Agreement, dated November 20, 2022, between Honeywell International Inc., the North American Refractories Asbestos Personal Injury Settlement Trust, the NARCO Trust Advisory Committee, and Lawrence Fitzpatrick, in his capacity as the NARCO Asbestos Future Claimants Representative (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed November 21, 2022)

21	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Deloitte & Touche LLP (filed herewith)
123    Honeywell International Inc.

TABLE OF CONTENTS	EXHIBIT INDEX

Exhibit No.	Description
24	Powers of Attorney (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
95	Mine Safety Disclosures (filed herewith)
97	Honeywell International Inc. Clawback Policy dated December 1, 2023 (filed herewith)
101.INS
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareowners' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags (filed herewith)

101.SCH	iXBRL Taxonomy Extension Schema (filed herewith)
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	iXBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	iXBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (and contained in Exhibit 101) (filed herewith)
The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.
124    Honeywell International Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: February 16, 2024	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

125    Honeywell International Inc.

TABLE OF CONTENTS	SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Name

*	*
Darius E. Adamczyk Chairman of the Board	Michael W. Lamach Director

*	*
Duncan B. Angove Director	Rose Lee Director

*	*
William S. Ayer Director	Grace D. Lieblein Director

*	*
Kevin Burke Director	Robin L. Washington Director

*	*
D. Scott Davis Director	Robin Watson Director

*
Deborah Flint Director

/s/ Vimal Kapur
Vimal Kapur Chief Executive Officer and Director (Principal Executive Officer)

/s/ Gregory P. Lewis	/s/ Robert D. Mailloux
Gregory P. Lewis Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Robert D. Mailloux Vice President and Controller (Principal Accounting Officer)

*By:	/s/ Gregory P. Lewis
Gregory P. Lewis Attorney-in-fact
February 16, 2024
126    Honeywell International Inc.

FORM 10-K CROSS-REFERENCE INDEX

Page(s)	PART I
2	ITEM 1	About Honeywell
48		Information about Our Executive Officers
30	ITEM 1A.	Risk Factors
49	ITEM 1B.	Unresolved Staff Comments
49	ITEM 1C.	Cybersecurity
50	ITEM 2	Properties
50	ITEM 3	Legal Proceedings
50	ITEM 4	Mine Safety Disclosures

PART II.
51	ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
	ITEM 6	[Reserved]
17 - 29, 38 - 47	ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
38	ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risks
53	ITEM 8	Financial Statements and Supplementary Data
117	ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
117	ITEM 9A.	Controls and Procedures
118	ITEM 9B.	Other Information
118	ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Part III.
118	ITEM 10	Directors, Executive Officers, and Corporate Governance
118	ITEM 11	Executive Compensation
119	ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
120	ITEM 13	Certain Relationships and Related Transactions, and Director Independence
120	ITEM 14	Principal Accounting Fees and Services

Part IV.
120	ITEM 15	Exhibits and Financial Statement Schedules
120	ITEM 16	Form 10-K Summary
125		Signatures
127    Honeywell International Inc.