Form 10-Q
period 2024-03-31
HONEYWELL INTERNATIONAL INC
filed 2024-04-25
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _____
Commission file number 1-8974
Honeywell International Inc.
(Exact name of registrant as specified in its charter)

Delaware		22-2640650
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

855 South Mint Street		28202
Charlotte,	North Carolina
(Address of principal executive offices)		(Zip Code)

(704)	627-6200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1 per share	HON	The Nasdaq Stock Market LLC
3.500% Senior Notes due 2027	HON 27	The Nasdaq Stock Market LLC
2.250% Senior Notes due 2028	HON 28A	The Nasdaq Stock Market LLC
3.375% Senior Notes due 2030	HON 30	The Nasdaq Stock Market LLC
0.750% Senior Notes due 2032	HON 32	The Nasdaq Stock Market LLC
3.750% Senior Notes due 2032	HON 32A	The Nasdaq Stock Market LLC
4.125% Senior Notes due 2034	HON 34	The Nasdaq Stock Market LLC
3.750% Senior Notes due 2036	HON 36	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 651,185,513 shares of Common Stock outstanding at March 31, 2024.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
We describe many of the trends and other factors that drive our business and future results in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other parts of this report (including Part II, Item 1A Risk Factors). Such discussions contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are those that address activities, events, or developments that management intends, expects, projects, believes, or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors, many of which are difficult to predict and outside of our control. They are not guarantees of future performance, and actual results, developments, and business decisions may differ significantly from those envisaged by our forward-looking statements. We do not undertake to update or revise any of our forward-looking statements, except as required by applicable securities law. Our forward-looking statements are also subject to material risks and uncertainties, including ongoing macroeconomic and geopolitical risks, such as lower GDP growth or recession, capital markets volatility, inflation, and certain regional conflicts, that can affect our performance in both the near- and long-term. In addition, no assurance can be given that any plan, initiative, projection, goal, commitment, expectation, or prospect set forth in this Form 10-Q can or will be achieved. These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission (SEC), including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in this report and our 2023 Annual Report on Form 10-K. Any forward-looking plans described herein are not final and may be modified or abandoned at any time.
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
2    Honeywell International Inc.

PART I. FINANCIAL INFORMATION
The financial statements and related notes as of March 31, 2024, should be read in conjunction with the financial statements for the year ended December 31, 2023, contained in the Company's 2023 Annual Report on Form 10-K.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions, except per share amounts)
Product sales	$6,263	$6,310
Service sales	2,842	2,554
Net sales	9,105	8,864
Costs, expenses and other
Cost of products sold	4,035	4,068
Cost of services sold	1,548	1,430
Total Cost of products and services sold	5,583	5,498
Research and development expenses	360	357
Selling, general and administrative expenses	1,302	1,317
Other (income) expense	(231)	(260)
Interest and other financial charges	220	170
Total costs, expenses and other	7,234	7,082
Income before taxes	1,871	1,782
Tax expense	396	374
Net income	1,475	1,408
Less: Net income attributable to noncontrolling interest	12	14
Net income attributable to Honeywell	$1,463	$1,394
Earnings per share of common stock—basic	$2.24	$2.09
Earnings per share of common stock—assuming dilution	$2.23	$2.07

The Notes to Consolidated Financial Statements are an integral part of this statement.

3    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Net income	$1,475	$1,408
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	54	(58)
Pension and other postretirement benefit adjustments	(5)	(12)
Changes in fair value of available for sale investments	—	(6)
Cash flow hedges recognized in other comprehensive income (loss)	18	16
Less: Reclassification adjustment for gains (losses) included in net income	4	2
Changes in fair value of cash flow hedges	14	14
Other comprehensive income (loss), net of tax	63	(62)
Comprehensive income	1,538	1,346
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(12)	15
Comprehensive income attributable to Honeywell	$1,550	$1,331

The Notes to Consolidated Financial Statements are an integral part of this statement.

4    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2024	December 31, 2023
	(Dollars in millions)
ASSETS
Current assets
Cash and cash equivalents	$11,756	$7,925
Short-term investments	249	170
Accounts receivable, less allowances of $324 and $323, respectively	7,476	7,530
Inventories	6,318	6,178
Other current assets	1,635	1,699
Total current assets	27,434	23,502
Investments and long-term receivables	975	939
Property, plant and equipment—net	5,698	5,660
Goodwill	17,985	18,049
Other intangible assets—net	3,136	3,231
Insurance recoveries for asbestos-related liabilities	164	170
Deferred income taxes	374	392
Other assets	9,879	9,582
Total assets	$65,645	$61,525
LIABILITIES
Current liabilities
Accounts payable	$6,468	$6,849
Commercial paper and other short-term borrowings	1,819	2,085
Current maturities of long-term debt	1,254	1,796
Accrued liabilities	6,947	7,809
Total current liabilities	16,488	18,539
Long-term debt	22,183	16,562
Deferred income taxes	2,063	2,094
Postretirement benefit obligations other than pensions	129	134
Asbestos-related liabilities	1,467	1,490
Other liabilities	6,263	6,265
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital—common stock issued	958	958
—additional paid-in capital	9,353	9,062
Common stock held in treasury, at cost	(38,544)	(38,008)
Accumulated other comprehensive income (loss)	(4,048)	(4,135)
Retained earnings	48,735	47,979
Total Honeywell shareowners’ equity	16,454	15,856
Noncontrolling interest	591	578
Total shareowners’ equity	17,045	16,434
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$65,645	$61,525

The Notes to Consolidated Financial Statements are an integral part of this statement.

5    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Cash flows from operating activities
Net income	$1,475	$1,408
Less: Net income attributable to noncontrolling interest	12	14
Net income attributable to Honeywell	1,463	1,394
Adjustments to reconcile net income attributable to Honeywell to net cash provided by (used for) operating activities
Depreciation	166	161
Amortization	125	122
Repositioning and other charges	93	141
Net payments for repositioning and other charges	(124)	(41)
NARCO Buyout payment	—	(1,325)
Pension and other postretirement income	(151)	(136)
Pension and other postretirement benefit payments	(8)	(15)
Stock compensation expense	53	59
Deferred income taxes	3	225
Other	(163)	(350)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures
Accounts receivable	53	(422)
Inventories	(140)	(238)
Other current assets	64	110
Accounts payable	(381)	114
Accrued liabilities	(605)	(583)
Net cash provided by (used for) operating activities	448	(784)
Cash flows from investing activities
Capital expenditures	(233)	(193)
Proceeds from disposals of property, plant and equipment	—	11
Increase in investments	(238)	(226)
Decrease in investments	155	386
Receipts (payments) from settlements of derivative contracts	43	(7)
Net cash used for investing activities	(273)	(29)
Cash flows from financing activities
Proceeds from issuance of commercial paper and other short-term borrowings	2,223	4,105
Payments of commercial paper and other short-term borrowings	(2,470)	(3,294)
Proceeds from issuance of common stock	144	37
Proceeds from issuance of long-term debt	5,710	—
Payments of long-term debt	(573)	(1,363)
Repurchases of common stock	(671)	(699)
Cash dividends paid	(703)	(725)
Other	36	(34)
Net cash provided by (used for) financing activities	3,696	(1,973)
Effect of foreign exchange rate changes on cash and cash equivalents	(40)	28
Net increase (decrease) in cash and cash equivalents	3,831	(2,758)
Cash and cash equivalents at beginning of period	7,925	9,627
Cash and cash equivalents at end of period	$11,756	$6,869

The Notes to Consolidated Financial Statements are an integral part of this statement.

6    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(Unaudited)

	Three Months Ended March 31,
	2024		2023
	Shares	$	Shares	$
	(In millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		9,062		8,564
Issued for employee savings and option plans		202		151
Stock compensation expense		53		59
Impact of Quantinuum contribution		36		—
Ending balance		9,353		8,774
Treasury stock
Beginning balance	(305.8)	(38,008)	(290.0)	(34,443)
Reacquired stock or repurchases of common stock	(3.4)	(671)	(3.5)	(699)
Issued for employee savings and option plans	2.8	135	1.6	70
Ending balance	(306.4)	(38,544)	(291.9)	(35,072)
Retained earnings
Beginning balance		47,979		45,093
Net income attributable to Honeywell		1,463		1,394
Dividends on common stock		(707)		(690)
Ending balance		48,735		45,797
Accumulated other comprehensive income (loss)
Beginning balance		(4,135)		(3,475)
Foreign exchange translation adjustment		78		(59)
Pension and other postretirement benefit adjustments		(5)		(12)
Changes in fair value of available for sale investments		—		(6)
Changes in fair value of cash flow hedges		14		14
Ending balance		(4,048)		(3,538)
Noncontrolling interest
Beginning balance		578		622
Net income attributable to noncontrolling interest		12		14
Foreign exchange translation adjustment		(24)		1
Dividends paid		(4)		(41)
Contributions from noncontrolling interest holders		29		—
Ending balance		591		596
Total shareowners' equity	651.2	17,045	665.7	17,515
Cash dividends per share of common stock		$1.08		$1.03

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
Honeywell reports its quarterly financial information using a calendar convention; the first, second, and third quarters are consistently reported as ending on March 31, June 30, and September 30, respectively. It is Honeywell's practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires Honeywell's businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on the Company's business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, Honeywell will provide appropriate disclosures. Honeywell's actual closing dates for the three months ended March 31, 2024, and 2023, were March 30, 2024, and April 1, 2023, respectively.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies of the Company are set forth in Note 1 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in the Company’s 2023 Annual Report on Form 10-K. The Company includes herein certain updates to those policies.
RECLASSIFICATIONS
Certain prior year amounts are reclassified to conform to the current year presentation.
During the first quarter of 2024, the Company realigned certain of its business units as reflected in Note 18 Segment Financial Data, which impacted the composition of its reportable segments. The Company recast historical periods to reflect this change in segment presentation.
SUPPLY CHAIN FINANCING
Amounts outstanding related to supply chain financing programs are included in Accounts payable in the Consolidated Balance Sheet. Accounts payable included approximately $1,029 million and $1,112 million as of March 31, 2024, and December 31, 2023, respectively. The impact of these programs is not material to the Company's overall liquidity.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to enhance the disclosures about segment expenses. The new standard requires the disclosure of the Company’s Chief Operating Decision Maker (CODM), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. This ASU should be applied retrospectively for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.
8    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Topic 405): Disclosure of Supplier Finance Program Obligations, to enhance the transparency of supplier finance programs. The new standard requires annual disclosure of the key terms of the program, a description of where in the financial statements amounts outstanding under the program are presented, a rollforward of such amounts, and interim disclosure of amounts outstanding as of the end of each period. The guidance does not affect recognition, measurement, or financial statement presentation of supplier finance programs. The ASU is effective on January 1, 2023, except for the rollforward, which is effective on January 1, 2024, for annual disclosures. The Company adopted this guidance on January 1, 2023, with the exception of the rollforward adopted on January 1, 2024. The adoption of this standard does not have a material impact on the Company’s Consolidated Financial Statements.
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
NOTE 3. ACQUISITIONS AND DIVESTITURES
ACQUISITIONS
On March 27, 2024, the Company announced its intention to acquire Civitanavi Systems S.p.A. in an all-cash transaction for approximately €200 million. The transaction is not subject to any financing condition but is subject to regulatory review and approval, the tender into the offer of at least 95% of Civitanavi Systems S.p.A.’s outstanding shares, and customary closing conditions. The transaction is expected to close by the end of the third quarter of 2024 and the business will be reported within the Aerospace Technologies reportable business segment.
On December 8, 2023, the Company agreed to acquire Carrier Global Corporation's Global Access Solutions business in an all-cash transaction for $5.0 billion. The transaction is subject to regulatory review and approval and customary closing conditions. The transaction is expected to close by the end of the third quarter of 2024, and the business will be reported within the Building Automation reportable business segment.
On August 25, 2023, the Company acquired 100% of the outstanding equity interests of SCADAfence, a provider of operational technology and Internet of Things cybersecurity solutions for monitoring large scale networks, for total consideration of $52 million, net of cash acquired. The business is included in the Industrial Automation reportable business segment. The assets and liabilities acquired with SCADAfence are included in the Consolidated Balance Sheet as of March 31, 2024, including $17 million of intangible assets and $42 million of goodwill, which is not deductible for tax purposes. The purchase accounting is subject to final adjustment, primarily for the value of intangible assets, amounts allocated to goodwill, and tax balances.
On June 30, 2023, the Company acquired 100% of the outstanding equity interests of Compressor Controls Corporation, a turbomachinery services and controls company based in the United States, for total cash consideration of $673 million, net of cash acquired. The business is included in the Industrial Automation reportable business segment. The assets and liabilities acquired with Compressor Controls Corporation are included in the Consolidated Balance Sheet as of March 31, 2024, including $282 million of intangible assets and $350 million allocated to goodwill, which is deductible for tax purposes. The identifiable intangible assets primarily include customer relationships amortized over an estimated life of 15 years using an excess earnings amortization method. The purchase accounting is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, and tax balances.
DIVESTITURES
For the three months ended March 31, 2024, there were no significant divestitures that closed individually or in the aggregate.
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
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 4. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
The Company has a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following disaggregated revenue table and related discussions by reportable business segment for details:

	Three Months Ended March 31,
	2024	2023
Aerospace Technologies
Commercial Aviation Original Equipment	$674	$541
Commercial Aviation Aftermarket	1,659	1,423
Defense and Space	1,336	1,147
Net Aerospace Technologies sales	3,669	3,111
Industrial Automation
Sensing and Safety Technologies	633	690
Productivity Solutions and Services	322	361
Process Solutions	1,313	1,288
Warehouse and Workflow Solutions	210	464
Net Industrial Automation sales	2,478	2,803
Building Automation
Products	813	908
Building Solutions	613	579
Net Building Automation sales	1,426	1,487
Energy and Sustainability Solutions
UOP	577	565
Advanced Materials	948	896
Net Energy and Sustainability Solutions sales	1,525	1,461
Corporate and All Other	7	2
Net sales	$9,105	$8,864
Aerospace Technologies – A global supplier of products, software, and services for aircrafts that it sells to original equipment manufacturers (OEM) and other customers in a variety of end markets including air transport, regional, business and general aviation aircraft, airlines, aircraft operators, and defense and space contractors. Aerospace Technologies products and services include auxiliary power units, propulsion engines, environmental control systems, integrated avionics, wireless connectivity services, electric power systems, engine controls, flight safety, communications, navigation hardware, data and software applications, radar and surveillance systems, aircraft lighting, management and technical services, advanced systems and instruments, satellite and space components, aircraft wheels and brakes, and thermal systems. Aerospace Technologies also provides spare parts, repair, overhaul, and maintenance services (principally to aircraft operators), and sells licenses or intellectual property to other parties. Honeywell Forge solutions enable customers to turn data into predictive maintenance and predictive analytics to enable better fleet management and make flight operations more efficient.
Industrial Automation – A global provider of industrial automation solutions that deliver intelligent, sustainable, and secure operations for customers in oil and gas, petrochemicals, life sciences, metals and mining, and warehouse and logistics segments. With millions of installed assets, Industrial Automation deploys outcome-based solutions to increase asset utilization; improve operational efficiency and labor productivity; reduce carbon emissions with less energy consumption; and enhance cyber security for critical infrastructure and operational assets. Industrial Automation offerings include automation control and instrumentation products and services; smart energy products; sensing technologies with an array of custom-engineered sensors and services; gas detection technologies and personal protective equipment; and system design, advanced automation equipment, software and analytics for manufacturing, distribution and fulfillment operations. These products and services are combined with proprietary machine learning and artificial intelligence algorithms in products and projects which are digitally enabled through our industry leading industrial Internet of Things (IoT) platform, Honeywell Forge.
10    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Building Automation – A global provider of products, software, solutions, and technologies that enable building owners and occupants to ensure their facilities are safe, energy efficient, sustainable, and productive. Building Automation products and services include advanced software applications for building control and optimization; sensors, switches, control systems, and instruments for energy management; access control; video surveillance; fire products; and installation, maintenance, and upgrades of systems. Honeywell Forge solutions enable customers to digitally manage buildings, connecting data from different assets to enable smart maintenance, improve building performance, and even protect from incoming security threats.
Energy and Sustainability Solutions – A global provider of industry leading technology, processing, and licensing capabilities combined with material science capabilities and innovative chemistry to offer focused solutions that are integral to facilitating the world's energy transition. The reportable business segment is comprised of UOP and Advanced Materials business units. The UOP business provides sustainable aviation fuels, petrochemical and refining technologies, and carbon management solutions across multiple sectors through process technology solutions, products, including catalysts and adsorbents, equipment and aftermarket services. The Advanced Materials business provides customers with its Solstice lower global warming potential refrigeration and heating solutions, Spectra fibers for high end protective armor and medical applications, and leading-edge semiconductor materials. Honeywell Forge solutions serve customer asset productivity and efficiency needs by providing connectivity, data integration, and software solutions to generate a holistic view of their operations.
Corporate and All Other – Corporate and All Other includes revenue from Honeywell's majority-owned investment in Quantinuum. Through Quantinuum, Honeywell provides a wide range of service offerings of fully integrated quantum computing hardware and software solutions.
For a summary by disaggregated product and services sales for each reportable business segment, refer to Note 18 Segment Financial Data.
The Company recognizes revenue arising from performance obligations outlined in contracts with its customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based off timing of recognition is as follows:

	Three Months Ended March 31,
	2024	2023
Products, transferred point in time	58%	58%
Products, transferred over time	11	13
Net product sales	69	71
Services, transferred point in time	5	9
Services, transferred over time	26	20
Net service sales	31	29
Net sales	100%	100%
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
11    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the Company's contract assets and liabilities balances:

	2024	2023
Contract assets—January 1	$2,013	$2,294
Contract assets—March 31	1,939	2,453
Change in contract assets—increase (decrease)	$(74)	$159
Contract liabilities—January 1	$(4,326)	$(4,583)
Contract liabilities—March 31	(4,005)	(4,291)
Change in contract liabilities—decrease (increase)	$321	$292
Net change	$247	$451
For the three months ended March 31, 2024, and 2023, the Company recognized revenue of $993 million and $953 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets included $1,869 million and $1,949 million of unbilled balances under long-term contracts as of March 31, 2024, and December 31, 2023, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.
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
12    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table outlines the Company's remaining performance obligations disaggregated by reportable business segment:

March 31, 2024
Aerospace Technologies	$14,387
Industrial Automation	6,175
Building Automation	6,983
Energy and Sustainability Solutions	4,418
Corporate and All Other[1]	49
Total performance obligations	$32,012

1	The remaining performance obligations within Corporate and All Other relate to the Quantinuum business.
Performance obligations recognized as of March 31, 2024, will be satisfied over the course of future periods. The Company's disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 55% and 45%, respectively.
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
NOTE 5. REPOSITIONING AND OTHER CHARGES
A summary of net repositioning and other charges follows:

	Three Months Ended March 31,
	2024	2023
Severance	$33	$67
Asset impairments	1	12
Exit costs	15	24
Reserve adjustments	(15)	(5)
Total net repositioning charges	34	98
Asbestos-related charges, net of insurance and reimbursements	18	21
Probable and reasonably estimable environmental liabilities, net of reimbursements	24	22
Other charges	17	—
Total net repositioning and other charges	$93	$141
The following table summarizes the pre-tax distribution of total net repositioning and other charges by classification in the Consolidated Statement of Operations:

	Three Months Ended March 31,
	2024	2023
Cost of products and services sold	$58	$80
Selling, general and administrative expenses	18	65
Other (income) expense	17	(4)
Total net repositioning and other charges	$93	$141
13    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the pre-tax amount of total net repositioning and other charges by reportable business segment. These amounts are excluded from segment profit as described in Note 18 Segment Financial Data:

	Three Months Ended March 31,
	2024	2023
Aerospace Technologies	$5	$3
Industrial Automation	17	48
Building Automation	4	27
Energy and Sustainability Solutions	18	11
Corporate and All Other	49	52
Total net repositioning and other charges	$93	$141
NET REPOSITIONING CHARGES
In the three months ended March 31, 2024, the Company recognized gross repositioning charges totaling $49 million, including severance costs of $33 million related to workforce reductions of 1,362 manufacturing and administrative positions primarily in the Company's Industrial Automation and Building Automation reportable business segments. The workforce reductions were related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $1 million related to the write-down of certain assets within the Company's Industrial Automation reportable business segment. The repositioning charges also included exit costs of $15 million related to current period costs incurred for closure obligations associated with site transitions primarily in the Company's Industrial Automation reportable business segment and corporate functions. Also, $15 million of previously established reserves, primarily for severance, were returned to income due to higher-than-expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
In the three months ended March 31, 2023, the Company recognized repositioning charges totaling $103 million, including severance costs of $67 million related to workforce reductions of 1,797 manufacturing and administrative positions mainly in the Company's Building Automation and Industrial Automation reportable business segments. The workforce reductions were related to the Company's productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $12 million related to the write-down of certain assets within the Company's Industrial Automation reportable business segment. The repositioning charges also included exit costs of $24 million related to current period costs incurred for closure obligations associated with site transitions across all of the Company's reportable business segments.
The following table summarizes the status of the Company's total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2023	$188	$—	$91	$279
Charges	33	1	15	49
Usage—cash	(22)	—	(28)	(50)
Usage—noncash	—	—	—	—
Foreign currency translation	(3)	—	—	(3)
Adjustments	(9)	(1)	(5)	(15)
Balance at March 31, 2024	$187	$—	$73	$260
Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the three months ended March 31, 2024, and 2023, were $12 million and $10 million, respectively.
OTHER CHARGES
During the three months ended March 31, 2024, the Company recognized Other charges of $17 million related to the settlement of a contractual dispute with a Russian entity associated with the Company's suspension and wind down activities in Russia. The charges were recorded in Other (income) expense in the Consolidated Statement of Operations.
14    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Given the uncertainty inherent in the Company's remaining obligations related to contracts with Russian counterparties, the Company does not believe it is possible to develop estimates of reasonably possible loss in excess of current accruals for these matters (other than as specifically set forth above). Based on available information to date, the Company’s estimate of potential future losses or other contingencies related to the wind down of activities, including any guarantee payments or any litigation costs or as otherwise related to the Company's wind down in Russia, could adversely affect the Company's consolidated results of operations in the periods recognized but would not be material with respect to the Company's consolidated financial position. See Note 15 Commitments and Contingencies for a discussion of the recognition and measurement of estimate for contingencies.
NOTE 6. INCOME TAXES
The effective tax rate was higher than the U.S. federal statutory rate of 21% and increased during 2024 compared to 2023 as a result of incremental tax expense from reduced tax reserve activity, partially offset by increased tax benefits from employee-share based compensation and other accrued taxes.
NOTE 7. INVENTORIES

	March 31, 2024	December 31, 2023
Raw materials	$1,500	$1,704
Work in process	1,314	1,217
Finished products	3,504	3,257
Total Inventories	$6,318	$6,178
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS—NET
The following table summarizes the change in the carrying amount of goodwill for the three months ended March 31, 2024, by reportable business segment:

	December 31, 2023	Acquisitions/ Divestitures	Currency Translation Adjustment	March 31, 2024
Aerospace Technologies	$2,386	$—	$(3)	$2,383
Industrial Automation	9,650	—	(38)	9,612
Building Automation	3,380	—	(20)	3,360
Energy and Sustainability Solutions	1,727	—	(2)	1,725
Corporate and All Other	906	—	(1)	905
Total Goodwill	$18,049	$—	$(64)	$17,985
15    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Other intangible assets are comprised of:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-life intangibles
Patents and technology	$2,390	$(1,851)	$539	$2,399	$(1,837)	$562
Customer relationships	4,153	(2,619)	1,534	4,199	(2,601)	1,598
Trademarks	357	(287)	70	362	(284)	78
Other	299	(277)	22	299	(277)	22
Total definite-life intangibles—net	7,199	(5,034)	2,165	7,259	(4,999)	2,260
Indefinite-life intangibles
Trademarks	971	—	971	971	—	971
Total Other intangible assets—net	$8,170	$(5,034)	$3,136	$8,230	$(4,999)	$3,231
Other intangible assets amortization includes $70 million and $68 million of acquisition-related intangible amortization expense for the three months ended March 31, 2024, and 2023, respectively.
16    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 9. LONG-TERM DEBT AND CREDIT AGREEMENTS

	March 31, 2024	December 31, 2023
0.00% Euro notes due 2024	$—	$547
2.30% notes due 2024	750	750
4.85% notes due 2024	400	400
1.35% notes due 2025	1,250	1,250
2.50% notes due 2026	1,500	1,500
1.10% notes due 2027	1,000	1,000
3.50% Euro notes due 2027	703	711
4.95% notes due 2028	500	500
2.25% Euro notes due 2028	811	820
4.25% notes due 2029	750	750
2.70% notes due 2029	750	750
4.875% notes due 2029	500	—
3.375% Euro notes due 2030	811	—
1.95% notes due 2030	1,000	1,000
4.95% notes due 2031	500	—
1.75% notes due 2031	1,500	1,500
0.75% Euro notes due 2032	541	547
3.75% Euro notes due 2032	541	547
5.00% notes due 2033	1,100	1,100
4.50% notes due 2034	1,000	1,000
4.125% Euro notes due 2034	1,082	1,094
5.00% notes due 2035	750	—
3.75% Euro notes due 2036	811	—
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	442	442
2.80% notes due 2050	750	750
5.25% notes due 2054	1,750	—
5.35% notes due 2064	650	—
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases), 6.5% weighted average interest rate maturing at various dates through 2029	213	217
Fair value of hedging instruments	(208)	(166)
Debt issuance costs	(304)	(245)
Total Long-term debt and current related maturities	23,437	18,358
Less: Current maturities of long-term debt	1,254	1,796
Total Long-term debt	$22,183	$16,562
17    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
On March 1, 2024, the Company issued $500 million 4.875% Senior Notes due 2029, $500 million 4.95% Senior Notes due 2031, $750 million 5.00% Senior Notes due 2035, $1.75 billion 5.25% Senior Notes due 2054, and $650 million 5.35% Senior Notes due 2064 (collectively, the 2024 USD Notes). The Company may redeem the 2024 USD Notes at any time, and from time to time, in whole or in part, at the Company's option at the applicable redemption price. The offering provided gross proceeds of $4.2 billion, offset by $44 million in discount and closing costs related to the offering.
On March 1, 2024, the Company issued €750 million 3.375% Senior Notes due 2030 and €750 million 3.75% Senior Notes due 2036 (collectively, the 2024 Euro Notes). The Company may redeem the 2024 Euro Notes at any time, and from time to time, in whole or in part, at the Company's option at the applicable redemption price. The offering provided gross proceeds of $1.6 billion, offset by $21 million in discount and closing costs related to the offering.
The 2024 USD Notes and 2024 Euro Notes are senior unsecured and unsubordinated obligations of the Company and rank equally with each other and with all of the Company's existing and future senior unsecured debt and senior to all of the Company's subordinated debt. The Company intends to use the proceeds from the issuances for general corporate purposes, which may include, among other things, the repayment of outstanding debt and financing of possible acquisitions or business expansion.
On March 11, 2024, the Company repaid its 0.00% Euro notes due 2024.
On March 18, 2024, the Company entered into a $1.5 billion 364-day credit agreement (the 364-Day Credit Agreement) and a $4.0 billion amended and restated five-year credit agreement (the 5-Year Credit Agreement). The 364-Day Credit Agreement replaced the $1.5 billion 364-day credit agreement dated as of March 20, 2023, which was terminated in accordance with its terms effective March 18, 2024. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 17, 2025, unless (i) Honeywell elects to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 17, 2026, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 5-Year Credit Agreement amended and restated the previously reported $4.0 billion amended and restated five-year credit agreement dated as of March 20, 2023. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 364-Day Credit Agreement and 5-Year Credit Agreement are maintained for general corporate purposes.
As of March 31, 2024, there were no outstanding borrowings under the 364-Day Credit Agreement or the 5-Year Credit Agreement.
NOTE 10. LEASES
The Company's operating and finance lease portfolio is described in Note 10 Leases of Notes to Consolidated Financial Statements in the Company's 2023 Annual Report on Form 10-K.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2024	2023
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$58	$20
Finance leases	24	31
18    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Supplemental balance sheet information related to leases was as follows:

	March 31, 2024	December 31, 2023
Operating leases
Other assets	$1,007	$1,004
Accrued liabilities	196	196
Other liabilities	902	897
Total operating lease liabilities	1,098	1,093
Finance leases
Property, plant and equipment	404	402
Accumulated depreciation	(211)	(204)
Property, plant and equipment—net	193	198
Current maturities of long-term debt	88	86
Long-term debt	89	99
Total finance lease liabilities	$177	$185
NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
Honeywell's foreign currency, interest rate, credit, and commodity price risk management policies are described in Note 11 Derivative Instruments and Hedging Transactions of Notes to Consolidated Financial Statements in the Company's 2023 Annual Report on Form 10-K.
The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheet:

	Notional		Fair Value Asset		Fair Value (Liability)
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivatives in fair value hedging relationships
Interest rate swap agreements	$4,702	$4,717	$—	$18	$(208)	$(184)
Derivatives in cash flow hedging relationships
Foreign currency exchange contracts	742	712	42	28	(1)	(4)
Commodity contracts	4	6	—	—	—	(1)
Derivatives in net investment hedging relationships
Cross currency swap agreements	5,864	4,264	4	—	(72)	(145)
Total derivatives designated as hedging instruments	11,312	9,699	46	46	(281)	(334)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	11,119	8,198	8	7	(18)	(5)
Total derivatives at fair value	$22,431	$17,897	$54	$53	$(299)	$(339)
All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Accrued liabilities or Other liabilities.
In addition to the foreign currency derivative contracts designated as net investment hedges, certain of the Company's foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $7,118 million and $6,099 million as of March 31, 2024, and December 31, 2023, respectively.
19    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table sets forth the amounts recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Long-term debt	$4,494	$4,551	$(208)	$(166)
The following tables summarize the location and impact to the Consolidated Statement of Operations related to derivative instruments:

	Three Months Ended March 31, 2024
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$9,105	$4,035	$1,548	$1,302	$(231)	$220
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income (loss) into income	1	2	1	1	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	42
Derivatives designated as hedges	—	—	—	—	—	(42)
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	23	—

	Three Months Ended March 31, 2023
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$8,864	$4,068	$1,430	$1,317	$(260)	$170
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income (loss) into income	1	3	1	1	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	(67)
Derivatives designated as hedges	—	—	—	—	—	67
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	(80)	—
20    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

	Three Months Ended March 31,
	2024	2023
Euro-denominated long-term debt	$39	$(49)
Euro-denominated commercial paper	19	(28)
Cross currency swap agreements	75	(57)
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$50	$—	$50	$—	$35	$—	$35
Available for sale investments	66	293	—	359	63	217	—	280
Interest rate swap agreements	—	—	—	—	—	18	—	18
Cross currency swap agreements	—	4	—	4	—	—	—	—
Investments in equity securities	15	—	—	15	22	—	—	22
Right to HWI Net Sale Proceeds	—	—	9	9	—	—	9	9
Total assets	$81	$347	$9	$437	$85	$270	$9	$364
Liabilities
Foreign currency exchange contracts	$—	$19	$—	$19	$—	$9	$—	$9
Interest rate swap agreements	—	208	—	208	—	184	—	184
Commodity contracts	—	—	—	—	—	1	—	1
Cross currency swap agreements	—	72	—	72	—	145	—	145
Total liabilities	$—	$299	$—	$299	$—	$339	$—	$339
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
As part of the NARCO Buyout (see Note 15 Commitments and Contingencies for definition), Honeywell holds a right to proceeds from the definitive sale agreement pursuant to which HarbisonWalker International Holdings, Inc. (HWI), the reorganized and renamed entity that emerged from the NARCO Bankruptcy, was acquired by an affiliate of Platinum Equity, LLC (HWI Sale). The right to these proceeds is considered a financial instrument. The significant input for the valuation of this right is unobservable, and as such, is classified within level 3.
The HWI Sale closed on February 16, 2023. During the twelve months ended December 31, 2023, Honeywell received $275 million of proceeds from the HWI Sale (HWI Net Sale Proceeds). Additionally, the Company recorded a fair value adjustment for the HWI Net Sale Proceeds and reduced the estimate by $11 million. The fair value of the remaining HWI Net Sale Proceeds as of March 31, 2024, represents contingent consideration to be paid in future periods if certain conditions under the definitive sale agreement for the HWI Sale are met.
The following table sets forth a reconciliation of beginning and ending balances of assets and liabilities that were accounted for at fair value using level 3 measurements:

Three Months Ended March 31, 2024
Balance at beginning of period	$9
Receipt of HWI Net Sale Proceeds	—
Fair value adjustment of HWI Net Sale Proceeds	—
Balance at end of period	$9
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$260	$190	$232	$173
Liabilities
Long-term debt and related current maturities	23,437	22,515	18,358	17,706
The Company determined the fair value of the long-term receivables by utilizing transactions in the listed markets for identical or similar assets. As such, the fair value of these receivables is considered level 2.
The Company determined the fair value of the long-term debt and related current maturities by utilizing transactions in the listed markets for identical or similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered level 2.
22    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 13. EARNINGS PER SHARE
The details of the earnings per share calculations for the three months ended March 31, 2024, and 2023, are as follows (shares in millions):

	Three Months Ended March 31,
Basic	2024	2023
Net income attributable to Honeywell	$1,463	$1,394
Weighted average shares outstanding	652.3	667.8
Earnings per share of common stock—basic	$2.24	$2.09

	Three Months Ended March 31,
Assuming Dilution	2024	2023
Net income attributable to Honeywell	$1,463	$1,394
Average shares
Weighted average shares outstanding	652.3	667.8
Dilutive securities issuable—stock plans	4.3	5.2
Total weighted average diluted shares outstanding	656.6	673.0
Earnings per share of common stock—assuming dilution	$2.23	$2.07
The diluted earnings per share calculations exclude the effect of stock options when the cost to exercise an option exceeds the average market price of the common shares during the period. For the three months ended March 31, 2024, and 2023, the weighted average number of stock options excluded from the computations was 4.9 million and 4.0 million, respectively.
As of March 31, 2024, and 2023, the total shares outstanding were 651.2 million and 665.7 million, respectively, and as of March 31, 2024, and 2023, total shares issued were 957.6 million.
23    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2023	$(3,101)	$(1,055)	$(2)	$23	$(4,135)
Other comprehensive income (loss) before reclassifications	78	—	—	18	96
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5)	—	(4)	(9)
Net current period other comprehensive income (loss)	78	(5)	—	14	87
Balance at March 31, 2024	$(3,023)	$(1,060)	$(2)	$37	$(4,048)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2022	$(2,832)	$(648)	$(7)	$12	$(3,475)
Other comprehensive income (loss) before reclassifications	(59)	—	(6)	16	(49)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(12)	—	(2)	(14)
Net current period other comprehensive income (loss)	(59)	(12)	(6)	14	(63)
Balance at March 31, 2023	$(2,891)	$(660)	$(13)	$26	$(3,538)
NOTE 15. COMMITMENTS AND CONTINGENCIES
ENVIRONMENTAL MATTERS
Honeywell's environmental matters are described in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements in the Company's 2023 Annual Report on Form 10-K.
The following table summarizes information concerning the Company's recorded liabilities for environmental costs:

Balance at December 31, 2023	$641
Accruals for environmental matters deemed probable and reasonably estimable	82
Environmental liability payments	(61)
Balance at March 31, 2024	$662
Environmental liabilities are included in the following balance sheet accounts:

	March 31, 2024	December 31, 2023
Accrued liabilities	$228	$227
Other liabilities	434	414
Total environmental liabilities	$662	$641
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
Reimbursements associated with this agreement are collected from Resideo quarterly and were $35 million in the three months ended March 31, 2024, and offset operating cash outflows incurred by the Company. As the Company incurs costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90% of such costs is also recorded. This receivable amount recorded in the three months ended March 31, 2024, was $59 million. As of March 31, 2024, Other current assets and Other assets included $140 million and $545 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.
ASBESTOS MATTERS
Honeywell is named in asbestos-related personal injury claims related to North American Refractories Company (NARCO), which was sold in 1986, and the Bendix Friction Materials (Bendix) business, which was sold in 2014.
The following tables summarize information concerning NARCO and Bendix asbestos-related balances:
ASBESTOS-RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2023	$1,644	$—	$1,644
Accrual for update to estimated liability	10	—	10
Change in estimated cost of future claims	5	—	5
Asbestos-related liability payments	(55)	—	(55)
March 31, 2024	$1,604	$—	$1,604
INSURANCE RECOVERIES FOR ASBESTOS-RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2023	$123	$88	$211
Probable insurance recoveries related to estimated liability	—	—	—
Insurance receipts for asbestos-related liabilities	(3)	(3)	(6)
March 31, 2024	$120	$85	$205
NARCO and Bendix asbestos-related balances are included in the following balance sheet accounts:

	March 31, 2024	December 31, 2023
Other current assets	$41	$41
Insurance recoveries for asbestos-related liabilities	164	170
Total insurance recoveries for asbestos-related liabilities	$205	$211
Accrued liabilities	$137	$154
Asbestos-related liabilities	1,467	1,490
Total asbestos-related liabilities	$1,604	$1,644
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Bendix Products – Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix-related asbestos claims activity:

	Three Months Ended March 31,	Years Ended December 31,
	2024	2023	2022
Claims unresolved at the beginning of period	5,517	5,608	6,401
Claims filed	360	1,803	2,014
Claims resolved	(504)	(1,894)	(2,807)
Claims unresolved at the end of period	5,373	5,517	5,608

	March 31,	December 31,
Disease Distribution of Unresolved Claims	2024	2023	2022
Mesothelioma and other cancer claims	3,273	3,244	3,283
Nonmalignant claims	2,100	2,273	2,325
Total claims	5,373	5,517	5,608
Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2023	2022	2021	2020	2019
	(in whole dollars)
Mesothelioma and other cancer claims	$66,200	$59,200	$56,000	$61,500	$50,200
Nonmalignant claims	$1,730	$520	$400	$550	$3,900
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
SEC MATTER
The Company is cooperating with a formal investigation by the Securities and Exchange Commission which is primarily focused on certain accounting matters with respect to the Company's former Performance Materials and Technologies segment. At this time, the Company does not expect the outcome of this matter to have a material adverse effect on the Company's consolidated results of operations, cash flows, or financial position.
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
Given the uncertainty inherent in litigation and investigations, including those discussed in this Note 15, the Company cannot predict when or how these matters will be resolved and does not believe it is possible to develop estimates of reasonably possible loss (or a range of possible loss) in excess of current accruals for commitment and contingency matters. Considering the Company's past experience and existing accruals, the Company does not expect the outcome of such matters, either individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial position. Because most contingencies are resolved over long periods of time, potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause the Company to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on the Company's consolidated results of operations or operating cash flows in the periods recognized or paid.
28    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 16. PENSION BENEFITS
Net periodic pension benefit (income) cost for the Company's significant pension plans included the following components:

	U.S. Plans
	Three Months Ended March 31,
	2024	2023
Service cost	$7	$7
Interest cost	150	161
Expected return on plan assets	(281)	(278)
Amortization of prior service (credit) cost	(2)	(10)
Net periodic benefit income	$(126)	$(120)

	Non-U.S. Plans
	Three Months Ended March 31,
	2024	2023
Service cost	$3	$3
Interest cost	47	49
Expected return on plan assets	(74)	(67)
Net periodic benefit income	$(24)	$(15)
NOTE 17. OTHER (INCOME) EXPENSE

	Three Months Ended March 31,
	2024	2023
Interest income	$(105)	$(76)
Pension ongoing income—non-service	(161)	(146)
Other postretirement income—non-service	(6)	(6)
Equity income of affiliated companies	(16)	(35)
Foreign exchange loss	26	2
Expense (benefit) related to Russia-Ukraine Conflict	17	(4)
Other, net	14	5
Total Other (income) expense	$(231)	$(260)
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
Effective during the first quarter of 2024, the Company realigned certain of its business units comprising its historical Performance Materials and Technologies and Safety and Productivity Solutions reportable business segments by forming two new reportable business segments: Industrial Automation and Energy and Sustainability Solutions. Industrial Automation includes Sensing and Safety Technologies, Productivity Solutions and Services, and Warehouse and Workflow Solutions, previously included in Safety and Productivity Solutions, in addition to Process Solutions, previously included in Performance Materials and Technologies. Energy and Sustainability Solutions includes UOP and Advanced Materials, previously included in Performance Materials and Technologies. Further, as part of the realignment, the Company renamed its historical Aerospace and Honeywell Building Technologies reportable business segments to Aerospace Technologies and Building Automation, respectively. This realignment had no impact on the Company’s historical consolidated financial position, results of operations, or cash flows. Prior period amounts have been recast to conform to current period segment presentation.
30    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Net sales
Aerospace Technologies
Products	$2,025	$1,672
Services	1,644	1,439
Net Aerospace Technologies sales	3,669	3,111
Industrial Automation
Products	1,800	2,159
Services	678	644
Net Industrial Automation sales	2,478	2,803
Building Automation
Products	1,057	1,132
Services	369	355
Net Building Automation sales	1,426	1,487
Energy and Sustainability Solutions
Products	1,381	1,347
Services	144	114
Net Energy and Sustainability Solutions sales	1,525	1,461
Corporate and All Other
Services	7	2
Net Corporate and All Other sales	7	2
Net sales	$9,105	$8,864
Segment profit
Aerospace Technologies	$1,031	$827
Industrial Automation	417	526
Building Automation	342	375
Energy and Sustainability Solutions	302	300
Corporate and All Other	(71)	(81)
Total segment profit	2,021	1,947
Interest and other financial charges	(220)	(170)
Interest income	105	76
Stock compensation expense[1]	(53)	(59)
Pension ongoing income[2]	145	130
Other postretirement income[2]	6	6
Repositioning and other charges[3]	(93)	(141)
Other expense[4]	(40)	(7)
Income before taxes	$1,871	$1,782

1	Amounts included in Selling, general and administrative expenses.
2	Amounts included in Cost of products and services sold (service cost component), Selling, general and administrative expenses (service cost component), Research and development expenses (service cost component), and Other (income) expense (non-service cost component).
3	Amounts included in Cost of products and services sold, Selling, general and administrative expenses, and Other (income) expense.
4	Amounts include the other components of Other (income) expense not included within other categories in this reconciliation. Equity income of affiliated companies is included in segment profit.
31    Honeywell International Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions, except per share amounts)
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell, we, us, our, or the Company) for the three months ended March 31, 2024. The financial information as of March 31, 2024, should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2023, contained in our 2023 Annual Report on Form 10-K. See Note 3 Acquisitions and Divestitures of Notes to Consolidated Financial Statements for a discussion of acquisition and divestiture activity during the three months ended March 31, 2024. Certain prior year amounts are reclassified to conform to the current year presentation.
BUSINESS UPDATE
MACROECONOMIC CONDITIONS
We continue to monitor the impacts of ongoing macroeconomic conditions and geopolitical events. In the first quarter of 2024, material inflation continued to moderate with some preliminary signs of stabilization across most industrial sectors. Slowing global growth relieved pressure on logistics freight and service capacity and provided supply chain redundancy. We continue to leverage short-term and long-term mitigation strategies to reduce the impact of supply chain disruptions, including digital solutions to assist in identifying and managing shortages.
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
32    Honeywell International Inc.

RESULTS OF OPERATIONS
Consolidated Financial Results
Net Sales by Segment
33    Honeywell International Inc.

Segment Profit by Segment
34    Honeywell International Inc.

CONSOLIDATED OPERATING RESULTS
Net Sales

Three Months Ended March 31
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$9,105
$8,864
2024
2023

The change in Net sales was attributable to the following:

Q1 2024 vs. Q1 2023
Volume	—%
Price	3%
Foreign currency translation	—%
Acquisitions, divestitures, and other, net	—%
Total % change in Net sales	3%
A discussion of Net sales by reportable business segment can be found in the Review of Business Segments section of this Management's Discussion and Analysis.
Q1 2024 compared with Q1 2023
Net sales increased due to increased pricing and price adjustments to offset inflation.
35    Honeywell International Inc.

Cost of Products and Services Sold

Three Months Ended March 31
$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$5,583
$5,498
2024
2023

Q1 2024 compared with Q1 2023
Cost of products and services sold increased due to the following:
•Higher direct and indirect material costs and higher labor costs of approximately $0.2 billion or 4%,
•Partially offset by higher productivity of approximately $0.1 billion or 2%.
Gross Margin

Three Months Ended March 31
$4,000
$3,000
$2,000
$1,000
$0
$3,522
$3,366
38.7%
38.0%
2024
2023
Gross Margin
Gross Margin as a Percentage of Net Sales

Q1 2024 compared with Q1 2023
Gross margin increased by approximately $0.2 billion and gross margin percentage increased 70 basis points to 38.7% compared to 38.0% for the same period of 2023.
36    Honeywell International Inc.

Research and Development Expenses

Three Months Ended March 31
$500
$400
$300
$200
$100
$0
$360
$357
2024
2023

Q1 2024 compared with Q1 2023
Research and development expenses were largely unchanged.
Selling, General and Administrative Expenses

Three Months Ended March 31
$2,000
$1,500
$1,000
$500
$0
$1,302
$1,317
14.3%
14.9%
2024
2023
Selling, General and Administrative Expenses
Selling, General and Administrative Expenses as a Percentage of Net Sales

Q1 2024 compared with Q1 2023
Selling, general and administrative expenses were largely unchanged.
Other (Income) Expense

	Three Months Ended March 31,
	2024	2023
Other (income) expense	$(231)	$(260)
Q1 2024 compared with Q1 2023
Other income declined slightly.
37    Honeywell International Inc.

Tax Expense

Three Months Ended March 31
$500
$400
$300
$200
$100
$0
$396
$374
21.2%
21.0%
2024
2023
Tax Expense
Effective Tax Rate

Q1 2024 compared with Q1 2023
The effective tax rate increased as a result of incremental tax expense from reduced tax reserve activity, partially offset by increased tax benefits from employee-share based compensation and other accrued taxes, representing a 20 basis-point increase.
Net Income Attributable to Honeywell

Three Months Ended March 31
$2,000
$1,500
$1,000
$500
$0
$1,463
$1,394
$2.23
$2.07
2024
2023
Net income attributable to Honeywell
Earnings per share of common stock–assuming dilution

Q1 2024 compared to Q1 2023
Earnings per share of common stock–assuming dilution increased due to the following:
•Higher segment profit ($0.09 after tax),
•Lower repositioning and other charges ($0.06 after tax),
•Higher interest income ($0.03 after tax), and
•Lower share count ($0.05 after tax),
•Partially offset by higher interest expense (loss of $0.06 after tax).
38    Honeywell International Inc.

REVIEW OF BUSINESS SEGMENTS
During the first quarter of 2024, the Company realigned certain of its business units as reflected in Note 18 Segment Financial Data, which impacts the composition of its reportable segments. The Company recast historical periods to reflect this change in segment presentation. See Note 18 Segment Financial Data to Notes to Consolidated Financial Statements for further discussion.
We globally manage our business operations through four reportable business segments: Aerospace Technologies, Industrial Automation, Building Automation, and Energy and Sustainability Solutions.
AEROSPACE TECHNOLOGIES
Net Sales

	Three Months Ended March 31,
	2024	2023	% Change
Net sales	$3,669	$3,111	18%
Cost of products and services sold	2,221	1,936
Selling, general and administrative and other expenses	417	348
Segment profit	$1,031	$827	25%

	2024 vs. 2023
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit
Organic[1]	18%	25%
Foreign currency translation	—%	—%
Acquisitions, divestitures, and other, net	—%	—%
Total % change	18%	25%

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

39    Honeywell International Inc.

Q1 2024 compared to Q1 2023
Sales increased $558 million due to higher organic sales of $237 million in Commercial Aviation Aftermarket driven by higher sales volumes in air transport due to an increase in flight hours, higher organic sales of $187 million in Defense and Space driven by higher sales volumes due to increased shipments, and higher organic sales of $132 million in Commercial Aviation Original Equipment driven by higher sales volumes due to increased shipments.
Segment profit increased $204 million and segment margin percentage increased 150 basis points to 28.1% compared to 26.6% for the same period of 2023.
INDUSTRIAL AUTOMATION
Net Sales

	Three Months Ended March 31,
	2024	2023	% Change
Net sales	$2,478	$2,803	(12)%
Cost of products and services sold	1,503	1,724
Selling, general and administrative and other expenses	558	553
Segment profit	$417	$526	(21)%

	2024 vs. 2023
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit
Organic	(13)%	(21)%
Foreign currency translation	—%	—%
Acquisitions, divestitures, and other, net	1%	—%
Total % change	(12)%	(21)%
Q1 2024 compared to Q1 2023
Sales decreased $325 million due to lower organic sales of $254 million in Warehouse and Workflow Solutions driven by lower demand for projects and lower organic sales of $55 million in Sensing and Safety Technologies driven by lower demand for sensing products.
Segment profit decreased $109 million and segment margin percentage decreased 200 basis points to 16.8% compared to 18.8% for the same period in 2023.
40    Honeywell International Inc.

BUILDING AUTOMATION
Net Sales

	Three Months Ended March 31,
	2024	2023	% Change
Net sales	$1,426	$1,487	(4)%
Cost of products and services sold	769	792
Selling, general and administrative and other expenses	315	320
Segment profit	$342	$375	(9)%

	2024 vs. 2023
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit
Organic	(3)%	(8)%
Foreign currency translation	(1)%	(1)%
Acquisitions, divestitures, and other, net	—%	—%
Total % change	(4)%	(9)%
Q1 2024 compared to Q1 2023
Sales decreased $61 million due to lower organic sales of $89 million in Products driven by lower demand partially offset by higher organic sales of $38 million in Building Solutions driven by higher demand in building projects.
Segment profit decreased $33 million and segment margin percentage decreased 120 basis points to 24.0% compared to 25.2% for the same period of 2023.
41    Honeywell International Inc.

ENERGY AND SUSTAINABILITY SOLUTIONS
Net Sales

	Three Months Ended March 31,
	2024	2023	% Change
Net sales	$1,525	$1,461	4%
Cost of products and services sold	1,000	949
Selling, general and administrative and other expenses	223	212
Segment profit	$302	$300	1%

	2024 vs. 2023
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit
Organic	5%	2%
Foreign currency translation	(1)%	(1)%
Acquisitions, divestitures, and other, net	—%	—%
Total % change	4%	1%
Q1 2024 compared to Q1 2023
Sales increased $64 million due to higher organic sales of $55 million in Advanced Materials driven by higher demand for fluorine products.
Segment profit increased $2 million and segment margin percentage decreased 70 basis points to 19.8% compared to 20.5% for the same period of 2023.
42    Honeywell International Inc.

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
REPOSITIONING CHARGES
See Note 5 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in the three months ended March 31, 2024, and 2023. Cash spending related to our repositioning actions was $50 million in the three months ended March 31, 2024, and was funded through operating cash flows.
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
CASH
As of March 31, 2024, and December 31, 2023, we held $12.0 billion and $8.1 billion, respectively, of cash and cash equivalents, including our short-term investments. We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty.
As of March 31, 2024, $5.7 billion of the Company’s cash, cash equivalents, and short-term investments were held by non-U.S. subsidiaries. We do not have material amounts related to any jurisdiction subject to currency control restrictions that impact our ability to access and repatriate such amounts. Under current laws, we do not expect taxes on repatriation or restrictions on amounts held outside of the U.S. to have a material effect on our overall liquidity.
CASH FLOW SUMMARY
Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Three Months Ended March 31,
	2024	2023	Variance
Cash and cash equivalents at beginning of period	$7,925	$9,627	$(1,702)
Operating activities
Net income attributable to Honeywell	1,463	1,394	69
Noncash adjustments	289	572	(283)
Changes in working capital	(468)	(546)	78
NARCO Buyout payment	—	(1,325)	1,325
Other operating activities	(836)	(879)	43
Net cash provided by (used for) operating activities	448	(784)	1,232
Net cash used for investing activities	(273)	(29)	(244)
Net cash provided by (used for) financing activities	3,696	(1,973)	5,669
Effect of foreign exchange rate changes on cash and cash equivalents	(40)	28	(68)
Net increase (decrease) in cash and cash equivalents	3,831	(2,758)	6,589
Cash and cash equivalents at end of period	$11,756	$6,869	$4,887
Three months ended March 31, 2024
Net cash provided by operating activities was $448 million, driven by $1,463 million of Net income attributable to Honeywell, adjusted for $291 million of depreciation and amortization, partially offset by a $603 million decrease in Accrued liabilities, driven by a decrease in accrued employee compensation and benefits costs, and a $381 million decrease in Accounts payable, due to decreased material receipts.
Net cash used for investing activities was $273 million, driven by $233 million of capital expenditures.
Net cash provided by financing activities was $3,696 million, driven by $5,710 million of proceeds from issuance of long-term debt primarily to fund the Carrier acquisition, partially offset by $703 million of cash dividends paid, $671 million of repurchases of common stock, and $573 million of payments of long-term debt.
44    Honeywell International Inc.

Three months ended March 31, 2024 compared with three months ended March 31, 2023
Net cash provided by operating activities increased by $1,232 million due to the $1,325 million payment made by the Company pursuant to the NARCO Amended Buyout Agreement in 2023, partially offset by $283 million decrease of noncash adjustments, driven by a $222 million decline in deferred income taxes.
Net cash used for investing activities increased by $244 million due to a $243 million net increase in investments.
Net cash provided by financing activities increased by $5,669 million due to a $5,710 million increase of proceeds from issuance of long-term debt, $790 million decrease in payments of long-term debt, and $107 million increase in proceeds from the issuance of common stock, partially offset by $1,058 million decrease in net proceeds of commercial paper.
CASH REQUIREMENTS AND ASSESSMENT OF CURRENT LIQUIDITY
In addition to our normal operating cash requirements, we expect our principal future cash requirements will be to fund capital expenditures, share repurchases, dividends, strategic acquisitions, and debt repayments. On April 24, 2023, the Board of Directors authorized the repurchase of up to $10 billion of Honeywell common stock, including approximately $2.1 billion of remaining availability under the previously announced $10 billion share repurchase authorization. During the three months ended March 31, 2024, we repurchased common stock of $671 million. Refer to the section titled Liquidity and Capital Resources of our 2023 Form 10-K for a discussion of our expected capital expenditures, share repurchases, mergers and acquisitions activity, and dividends for 2024.
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
In early 2023, we made payments of approximately $1.5 billion in connection with the NARCO Buyout and UOP Matters. Pursuant to the NARCO Amended Buyout Agreement, we received proceeds of $275 million from the HWI Sale during the year ended December 31, 2023, and may receive additional consideration in future periods if certain conditions under the definitive sale agreement for the HWI Sale are met. These payments and receipts have not materially impacted our liquidity position. See Note 12 Fair Value Measurements of Notes to Consolidated Financial Statements for additional discussion related to the fair value of future proceeds from the HWI Sale.
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
BORROWINGS
We leverage a variety of debt instruments to manage our overall borrowing costs. As of March 31, 2024, and December 31, 2023, our total borrowings were $25.3 billion and $20.4 billion, respectively.

	March 31, 2024	December 31, 2023
Commercial paper	$1,817	$2,083
Variable rate notes	22	22
Fixed rate notes	23,714	18,530
Other	215	219
Fair value of hedging instruments	(208)	(166)
Debt issuance costs	(304)	(245)
Total borrowings	$25,256	$20,443
45    Honeywell International Inc.

A primary source of liquidity is our ability to access the corporate bond markets. Through these markets, we issue a variety of long-term fixed rate notes, in a variety of currencies, to manage our overall funding costs.
Another primary source of liquidity is our ability to access the commercial paper market. Commercial paper notes are sold at a discount or premium and have a maturity of 365 days or less from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing acquisitions.
We also have the following revolving credit agreements:
•A $1.5 billion 364-day credit agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated as of March 18, 2024. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 17, 2025, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 17, 2026, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 364-Day Credit Agreement replaced the previously reported $1.5 billion 364-day credit agreement dated as of March 20, 2023, which was terminated in accordance with its terms effective March 18, 2024. As of March 31, 2024, there were no outstanding borrowings under our 364-Day Credit Agreement.
•A $4.0 billion five-year credit agreement (the 5-Year Credit Agreement) with a syndicate of banks, dated as of March 18, 2024. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 5-Year Credit Agreement amended and restated the previously reported $4.0 billion amended and restated five-year credit agreement dated as of March 20, 2023. As of March 31, 2024, there were no outstanding borrowings under our 5-Year Credit Agreement.
See Note 9 Long-Term Debt and Credit Agreements of Notes to Consolidated Financial Statements for additional information regarding our debt instruments.
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
CREDIT RATINGS
Our ability to access the global debt capital markets and the related cost of these borrowings is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of March 31, 2024, S&P Global Inc. (S&P), Fitch Ratings Inc. (Fitch), and Moody’s Investor Service (Moody's) have ratings on our debt set forth in the table below:

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
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to our Critical Accounting Estimates presented in our 2023 Annual Report on Form 10-K. For a discussion of the Company’s Critical Accounting Estimates, see the section titled Critical Accounting Estimates in our 2023 Annual Report on Form 10-K.
46    Honeywell International Inc.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2023 Annual Report on Form 10-K. As of March 31, 2024, there has been no material change in this information.
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
47    Honeywell International Inc.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to a number of lawsuits, investigations, and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos, and other litigation matters in Note 15 Commitments and Contingencies of Notes to Consolidated Financial Statements.
There were no matters requiring disclosure pursuant to the requirement to disclose certain environmental matters involving potential monetary sanctions in excess of $300,000.
ITEM 1A. RISK FACTORS
There have been no material changes to our Risk Factors presented in our 2023 Annual Report on Form 10-K under the section titled Risk Factors. For further discussion of our Risk Factors, refer to the section titled Risk Factors in our 2023 Annual Report on Form 10-K.
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
During the three months ended March 31, 2024, Honeywell purchased 3,373,966 shares of its common stock, par value $1 per share. As of March 31, 2024, $6.4 billion remained available for additional share repurchases. The following table summarizes our purchases of Honeywell's common stock for the three months ended March 31, 2024:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (Dollars in millions)
January 1, 2024 - January 27, 2024	888,018	$202.68	888,018	$6,924
January 28, 2024 - February 24, 2024	1,296,262	$196.86	1,296,262	$6,669
February 25, 2024 - March 30, 2024	1,189,686	$198.48	1,189,686	$6,432
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
ITEM 5. OTHER INFORMATION
On April 14, 2024, the Company entered into an amendment to the indemnification and reimbursement agreement with Resideo, which is filed herewith as Exhibit 10.3. The amendment provides that certain covenants set forth in Exhibit G of the indemnification and reimbursement agreement will be modified to substantially conform the covenants with those contained in Resideo's credit agreement (as and when such covenants in the credit agreement are amended in connection with the acquisition and financing transactions that Resideo announced on April 15, 2024).
EQUITY TRADING PLAN ELECTIONS
Certain executive officers and directors of the Company execute purchases and sales of the Company's common stock through Rule 10b5-1 and non-Rule 10b5-1 equity trading plans. The following table describes an equity trading plan adopted by one of our directors during the three months ended March 31, 2024:

Name and title	Action	Plan Type	Date of adoption of Rule 10b5-1 trading plan	Scheduled expiration of Rule 10b5-1 trading plan	Aggregate number of securities to be purchased or sold
Grace D. Lieblein Director	Adoption	Rule 10b5-1	2/5/2024	5/6/2025	6,441 stock options and associated sale of shares to cover option exercise costs and tax obligations.
During the three months ended March 31, 2024, none of our executive officers or directors terminated or modified a "Rule 10b5-1 trading agreement", or adopted, terminated, or modified any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

49    Honeywell International Inc.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
364-Day Credit Agreement, dated as of March 18, 2024, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto, Bank of America, N.A. as administrative agent, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as syndication agents, and the documentation agents named therein (incorporated by reference to Exhibit 10.1 to Honeywell's Form 8-K filed March 19, 2024)

10.2
Amended and Restated Five-Year Credit Agreement, dated as of March 18, 2024, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders party thereto, Bank of America, N.A., as administrative agent, Bank of America, N.A., as swing line agent, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as syndication agents, and the documentation agents named therein (incorporated by reference to Exhibit 10.2 to Honeywell's Form 8-K filed March 19, 2024)

10.3	Fifth Amendment, dated April 14, 2024, to Indemnification and Reimbursement Agreement dated October 14, 2018 among Honeywell and Resideo Intermediate Holding Inc. (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
95	Mine Safety Disclosures (filed herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

50    Honeywell International Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: April 25, 2024	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

51    Honeywell International Inc.