Form 10-Q
period 2024-06-30
HONEYWELL INTERNATIONAL INC
filed 2024-07-25
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 649,671,200 shares of Common Stock outstanding at June 30, 2024.

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
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our Investor Relations website (investor.honeywell.com) under the heading Financials (see SEC Filings) immediately after they are filed with, or furnished to, the SEC. Honeywell uses our Investor Relations website, along with press releases on our primary Honeywell website (honeywell.com) under the heading News & Media, as a means of disclosing information which may be of interest or material to our investors and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our Investor Relations website and Honeywell News feed, in addition to following our press releases, SEC filings, public conference calls, webcasts, and social media. Information contained on or accessible through, including any reports available on, our website is not a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q or any other report or document we file with the SEC. Any reference to our website in this Form 10-Q is intended to be an inactive textual reference only.
2    Honeywell International Inc.

PART I. FINANCIAL INFORMATION
The financial statements and related notes as of June 30, 2024, should be read in conjunction with the financial statements for the year ended December 31, 2023, contained in the Company's 2023 Annual Report on Form 10-K.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions, except per share amounts)
Product sales	$6,477	$6,441	$12,740	$12,751
Service sales	3,100	2,705	5,942	5,259
Net sales	9,577	9,146	18,682	18,010
Costs, expenses and other
Cost of products sold	4,247	4,133	8,282	8,201
Cost of services sold	1,609	1,493	3,157	2,923
Total Cost of products and services sold	5,856	5,626	11,439	11,124
Research and development expenses	382	375	742	732
Selling, general and administrative expenses	1,361	1,262	2,663	2,579
Other (income) expense	(246)	(208)	(477)	(468)
Interest and other financial charges	250	187	470	357
Total costs, expenses and other	7,603	7,242	14,837	14,324
Income before taxes	1,974	1,904	3,845	3,686
Tax expense	414	403	810	777
Net income	1,560	1,501	3,035	2,909
Less: Net income attributable to noncontrolling interest	16	14	28	28
Net income attributable to Honeywell	$1,544	$1,487	$3,007	$2,881
Earnings per share of common stock—basic	$2.37	$2.24	$4.62	$4.32
Earnings per share of common stock—assuming dilution	$2.36	$2.22	$4.59	$4.29

The Notes to Consolidated Financial Statements are an integral part of this statement.

3    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net income	$1,560	$1,501	$3,035	$2,909
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	5	(77)	59	(135)
Pension and other postretirement benefit adjustments	(5)	(12)	(10)	(24)
Changes in fair value of available for sale investments	(1)	9	(1)	3
Cash flow hedges recognized in other comprehensive income (loss)	(14)	14	4	30
Less: Reclassification adjustment for gains (losses) included in net income	12	11	16	13
Changes in fair value of cash flow hedges	(26)	3	(12)	17
Other comprehensive income (loss), net of tax	(27)	(77)	36	(139)
Comprehensive income	1,533	1,424	3,071	2,770
Less: Comprehensive income attributable to the noncontrolling interest	16	10	4	25
Comprehensive income attributable to Honeywell	$1,517	$1,414	$3,067	$2,745

The Notes to Consolidated Financial Statements are an integral part of this statement.

4    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2024	December 31, 2023
	(Dollars in millions)
ASSETS
Current assets
Cash and cash equivalents	$9,576	$7,925
Short-term investments	231	170
Accounts receivable, less allowances of $312 and $323, respectively	7,759	7,530
Inventories	6,324	6,178
Other current assets	1,479	1,699
Total current assets	25,369	23,502
Investments and long-term receivables	1,472	939
Property, plant and equipment—net	5,752	5,660
Goodwill	20,824	18,049
Other intangible assets—net	5,208	3,231
Insurance recoveries for asbestos-related liabilities	163	170
Deferred income taxes	374	392
Other assets	10,167	9,582
Total assets	$69,329	$61,525
LIABILITIES
Current liabilities
Accounts payable	$6,470	$6,849
Commercial paper and other short-term borrowings	4,548	2,085
Current maturities of long-term debt	2,519	1,796
Accrued liabilities	7,507	7,809
Total current liabilities	21,044	18,539
Long-term debt	20,865	16,562
Deferred income taxes	2,137	2,094
Postretirement benefit obligations other than pensions	126	134
Asbestos-related liabilities	1,444	1,490
Other liabilities	6,196	6,265
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital—common stock issued	958	958
—additional paid-in capital	9,495	9,062
Common stock held in treasury, at cost	(39,007)	(38,008)
Accumulated other comprehensive income (loss)	(4,075)	(4,135)
Retained earnings	49,576	47,979
Total Honeywell shareowners’ equity	16,947	15,856
Noncontrolling interest	563	578
Total shareowners’ equity	17,510	16,434
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$69,329	$61,525

The Notes to Consolidated Financial Statements are an integral part of this statement.

5    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Cash flows from operating activities
Net income	$3,035	$2,909
Less: Net income attributable to noncontrolling interest	28	28
Net income attributable to Honeywell	3,007	2,881
Adjustments to reconcile net income attributable to Honeywell to net cash provided by (used for) operating activities
Depreciation	329	327
Amortization	271	240
Repositioning and other charges	137	243
Net payments for repositioning and other charges	(211)	(195)
NARCO Buyout payment	—	(1,325)
Pension and other postretirement income	(295)	(273)
Pension and other postretirement benefit payments	(15)	(23)
Stock compensation expense	108	109
Deferred income taxes	(36)	196
Other	(583)	(643)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures
Accounts receivable	(149)	(505)
Inventories	(77)	(338)
Other current assets	227	208
Accounts payable	(423)	114
Accrued liabilities	(471)	(440)
Net cash provided by operating activities	1,819	576
Cash flows from investing activities
Capital expenditures	(492)	(426)
Proceeds from disposals of property, plant and equipment	—	13
Increase in investments	(468)	(229)
Decrease in investments	392	632
Receipts (payments) from settlements of derivative contracts	76	(38)
Cash paid for acquisitions, net of cash acquired	(4,913)	(661)
Net cash used for investing activities	(5,405)	(709)
Cash flows from financing activities
Proceeds from issuance of commercial paper and other short-term borrowings	6,993	8,000
Payments of commercial paper and other short-term borrowings	(4,489)	(7,930)
Proceeds from issuance of common stock	309	115
Proceeds from issuance of long-term debt	5,710	2,966
Payments of long-term debt	(605)	(1,384)
Repurchases of common stock	(1,200)	(1,176)
Cash dividends paid	(1,446)	(1,416)
Other	26	(38)
Net cash provided by (used for) financing activities	5,298	(863)
Effect of foreign exchange rate changes on cash and cash equivalents	(61)	(5)
Net increase (decrease) in cash and cash equivalents	1,651	(1,001)
Cash and cash equivalents at beginning of period	7,925	9,627
Cash and cash equivalents at end of period	$9,576	$8,626

The Notes to Consolidated Financial Statements are an integral part of this statement.

6    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Shares	$	Shares	$	Shares	$	Shares	$
	(In millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		9,353		8,774		9,062		8,564
Issued for employee savings and option plans		87		42		289		193
Stock compensation expense		55		50		108		109
Impact of Quantinuum contribution		—		—		36		—
Ending balance		9,495		8,866		9,495		8,866
Treasury stock
Beginning balance	(306.4)	(38,544)	(291.9)	(35,072)	(305.8)	(38,008)	(290.0)	(34,443)
Reacquired stock or repurchases of common stock	(2.7)	(529)	(2.5)	(477)	(6.1)	(1,200)	(6.0)	(1,176)
Issued for employee savings and option plans	1.2	66	0.8	39	4.0	201	2.4	109
Ending balance	(307.9)	(39,007)	(293.6)	(35,510)	(307.9)	(39,007)	(293.6)	(35,510)
Retained earnings
Beginning balance		48,735		45,797		47,979		45,093
Net income attributable to Honeywell		1,544		1,487		3,007		2,881
Dividends on common stock		(703)		(688)		(1,410)		(1,378)
Ending balance		49,576		46,596		49,576		46,596
Accumulated other comprehensive income (loss)
Beginning balance		(4,048)		(3,538)		(4,135)		(3,475)
Foreign exchange translation adjustment		5		(73)		83		(132)
Pension and other postretirement benefit adjustments		(5)		(12)		(10)		(24)
Changes in fair value of available for sale investments		(1)		9		(1)		3
Changes in fair value of cash flow hedges		(26)		3		(12)		17
Ending balance		(4,075)		(3,611)		(4,075)		(3,611)
Noncontrolling interest
Beginning balance		591		596		578		622
Net income attributable to noncontrolling interest		16		14		28		28
Foreign exchange translation adjustment		—		(4)		(24)		(3)
Dividends paid		(44)		(11)		(48)		(52)
Contributions from noncontrolling interest holders		—		—		29		—
Ending balance		563		595		563		595
Total shareowners' equity	649.7	17,510	664.0	17,894	649.7	17,510	664.0	17,894
Cash dividends per share of common stock		$1.08		$1.03		$2.16		$2.06

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
Honeywell reports its quarterly financial information using a calendar convention; the first, second, and third quarters are consistently reported as ending on March 31, June 30, and September 30, respectively. It is Honeywell's practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires Honeywell's businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on the Company's business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, Honeywell will provide appropriate disclosures. Honeywell's actual closing dates for the three and six months ended June 30, 2024, and 2023, were June 29, 2024, and July 1, 2023, respectively.
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
SUPPLY CHAIN FINANCING
Amounts outstanding related to supply chain financing programs are included in Accounts payable in the Consolidated Balance Sheet. Accounts payable included approximately $1,017 million and $1,112 million as of June 30, 2024, and December 31, 2023, respectively. The impact of these programs is not material to the Company's overall liquidity.
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Topic 405): Disclosure of Supplier Finance Program Obligations, to enhance the transparency of supplier finance programs. The new standard requires annual disclosure of the key terms of the program, a description of where in the financial statements amounts outstanding under the program are presented, a rollforward of such amounts, and interim disclosure of amounts outstanding as of the end of each period. The guidance does not affect recognition, measurement, or financial statement presentation of supplier finance programs. The ASU was effective on January 1, 2023, except for the rollforward, which became effective on January 1, 2024, for annual disclosures. The Company adopted this guidance on January 1, 2023, with the exception of the rollforward adopted on January 1, 2024. The adoption of this standard does not have a material impact on the Company’s Consolidated Financial Statements.
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
NOTE 3. ACQUISITIONS AND DIVESTITURES
ACQUISITIONS
On July 10, 2024, the Company announced its intention to acquire Air Products' liquefied natural gas process technology and equipment business in an all-cash transaction of approximately $1.8 billion. The transaction is not subject to any financing condition but is subject to regulatory review and approval and customary closing conditions. The transaction is expected to close in the second half of 2024 and the business will be reported within the Energy and Sustainability Solutions reportable business segment.
On June 20, 2024, the Company announced its intention to acquire CAES Systems Holdings LLC from private equity firm Advent International in an all-cash transaction of approximately $1.9 billion. The transaction is not subject to any financing condition but is subject to regulatory review and approval and customary closing conditions. The transaction is expected to close in the second half of 2024 and the business will be reported within the Aerospace Technologies reportable business segment.
On June 3, 2024, the Company acquired 100% of the outstanding equity interests of Carrier Global Corporation's Global Access Solutions business (Access Solutions), an innovative global leader in advanced access and security solutions, electronic locking systems, and contactless mobile key solutions, for total consideration of $4,913 million, net of cash acquired. The business is included in the Building Automation reportable business segment. The following table summarizes the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed that are included in the Consolidated Balance Sheet as of June 30, 2024:

Current assets	$244
Intangible assets	2,050
Other noncurrent assets	20
Current liabilities	(133)
Noncurrent liabilities	(65)
Net assets acquired	2,116
Goodwill	2,878
Purchase price	$4,994
The Access Solutions identifiable intangible assets primarily include customer relationships, technology, and trademarks that are being amortized over their estimated useful lives ranging from 10 to 20 years using straight line and accelerated amortization methods. The majority of the goodwill is deductible for tax purposes. As of June 30, 2024, the purchase accounting for Access Solutions is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, working capital adjustments, and tax balances.
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
On August 25, 2023, the Company acquired 100% of the outstanding equity interests of SCADAfence, a provider of operational technology and Internet of Things cybersecurity solutions for monitoring large scale networks, for total consideration of $52 million, net of cash acquired. The business is included in the Industrial Automation reportable business segment. The assets and liabilities acquired with SCADAfence are included in the Consolidated Balance Sheet as of June 30, 2024, including $17 million of intangible assets and $42 million of goodwill, which is not deductible for tax purposes. The purchase accounting is subject to final adjustment, primarily for the value of intangible assets, amounts allocated to goodwill, and tax balances.
On June 30, 2023, the Company acquired 100% of the outstanding equity interests of Compressor Controls Corporation, a turbomachinery services and controls company based in the United States, for total cash consideration of $673 million, net of cash acquired. The business is included in the Industrial Automation reportable business segment. The assets and liabilities acquired with Compressor Controls Corporation are included in the Consolidated Balance Sheet as of June 30, 2024, including $282 million of intangible assets and $351 million allocated to goodwill, which is deductible for tax purposes. The identifiable intangible assets primarily include customer relationships amortized over an estimated life of 15 years using an excess earnings amortization method. The Company finalized the evaluation for the fair value of all the assets and liabilities acquired with Compressor Controls Corporation during the second quarter of 2024.
DIVESTITURES
For the six months ended June 30, 2024, and 2023, there were no significant divestitures that closed individually or in the aggregate.
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
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 4. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
The Company has a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following disaggregated revenue table and related discussions by reportable business segment for details:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Aerospace Technologies
Commercial Aviation Original Equipment	$668	$607	$1,342	$1,148
Commercial Aviation Aftermarket	1,798	1,533	3,457	2,956
Defense and Space	1,425	1,201	2,761	2,348
Net Aerospace Technologies sales	3,891	3,341	7,560	6,452
Industrial Automation
Sensing and Safety Technologies	466	518	916	1,011
Productivity Solutions and Services	298	329	620	690
Process Solutions	1,509	1,482	3,005	2,967
Warehouse and Workflow Solutions	233	398	443	862
Net Industrial Automation sales	2,506	2,727	4,984	5,530
Building Automation
Products	908	918	1,721	1,826
Building Solutions	663	592	1,276	1,171
Net Building Automation sales	1,571	1,510	2,997	2,997
Energy and Sustainability Solutions
UOP	599	623	1,176	1,188
Advanced Materials	1,005	944	1,953	1,840
Net Energy and Sustainability Solutions sales	1,604	1,567	3,129	3,028
Corporate and All Other	5	1	12	3
Net sales	$9,577	$9,146	$18,682	$18,010
In April 2024, the Company realigned certain business units within the Industrial Automation reportable business segment. The gas detection business moved from the Sensing and Safety Technologies business unit to the Process Solutions business unit to align with the process measurement controls business. The Company recast historical periods to reflect this realignment.
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Industrial Automation – A global provider of industrial automation solutions that deliver intelligent, sustainable, and secure operations for customers in oil and gas, petrochemicals, life sciences, metals and mining, and warehouse and logistics segments. With millions of installed assets, Industrial Automation deploys outcome-based solutions to increase asset utilization; improve operational efficiency and labor productivity; reduce carbon emissions with less energy consumption; and enhance cyber security for critical infrastructure and operational assets. Industrial Automation offerings include automation control and instrumentation products and services; smart energy products; sensing technologies with an array of custom-engineered sensors and services; gas detection technologies and personal protective equipment; and system design, advanced automation equipment, software and analytics for manufacturing, distribution and fulfillment operations. These products and services are combined with proprietary machine learning and artificial intelligence algorithms in products and projects which are digitally enabled through the Company's industry leading industrial Internet of Things (IoT) platform, Honeywell Forge.
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
The Company recognizes revenue arising from performance obligations outlined in contracts with its customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based off timing of recognition is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Products, transferred point in time	57%	58%	57%	58%
Products, transferred over time	11	12	11	13
Net product sales	68	70	68	71
Services, transferred point in time	5	11	5	9
Services, transferred over time	27	19	27	20
Net service sales	32	30	32	29
Net sales	100%	100%	100%	100%
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
12    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.
The following table summarizes the Company's contract assets and liabilities balances:

	2024	2023
Contract assets—January 1	$2,013	$2,294
Contract assets—June 30	2,072	2,438
Change in contract assets—increase (decrease)	$59	$144
Contract liabilities—January 1	$(4,326)	$(4,583)
Contract liabilities—June 30	(4,096)	(4,179)
Change in contract liabilities—decrease (increase)	$230	$404
Net change	$289	$548
For the three and six months ended June 30, 2024, the Company recognized revenue of $494 million and $1,487 million, respectively, that was previously included in the beginning balance of contract liabilities. For the three and six months ended June 30, 2023, the Company recognized revenue of $528 million and $1,481 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets included $1,968 million and $1,949 million of unbilled balances under long-term contracts as of June 30, 2024, and December 31, 2023, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.
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
PERFORMANCE OBLIGATIONS
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When contracts with customers require highly complex integration or manufacturing services not separately identifiable from other promises in the contracts and, therefore, are not distinct, the entire contract is accounted for as a single performance obligation. In situations when the Company's contracts include distinct goods or services that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct goods or services. For any contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the estimated relative stand-alone selling price of each distinct good or service in the contract. For product sales, each product sold to a customer typically represents a distinct performance obligation. In such cases, the observable stand-alone sales are used to determine the stand-alone selling price.
Performance obligations are satisfied as of a point in time or over time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services, or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract.
13    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table outlines the Company's remaining performance obligations disaggregated by reportable business segment:

June 30, 2024
Aerospace Technologies	$13,724
Industrial Automation	5,880
Building Automation	7,707
Energy and Sustainability Solutions	4,667
Corporate and All Other[1]	32
Total performance obligations	$32,010

1	The remaining performance obligations within Corporate and All Other relate to the Quantinuum business.
Performance obligations recognized as of June 30, 2024, will be satisfied over the course of future periods. The Company's disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 57% and 43%, respectively.
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
NOTE 5. REPOSITIONING AND OTHER CHARGES
A summary of net repositioning and other charges follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Severance	$20	$19	$53	$86
Asset impairments	1	9	2	21
Exit costs	18	38	33	62
Reserve adjustments	(12)	(12)	(27)	(17)
Total net repositioning charges	27	54	61	152
Asbestos-related charges, net of insurance and reimbursements	18	34	36	55
Probable and reasonably estimable environmental liabilities, net of reimbursements	(1)	12	23	34
Other charges	—	2	17	2
Total net repositioning and other charges	$44	$102	$137	$243
The following table summarizes the pre-tax distribution of total net repositioning and other charges by classification in the Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of products and services sold	$28	$63	$86	$143
Selling, general and administrative expenses	16	26	34	91
Other (income) expense	—	13	17	9
Total net repositioning and other charges	$44	$102	$137	$243
14    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the pre-tax amount of total net repositioning and other charges by reportable business segment. These amounts are excluded from segment profit as described in Note 18 Segment Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Aerospace Technologies	$3	$8	$8	$11
Industrial Automation	11	41	28	89
Building Automation	(4)	4	—	31
Energy and Sustainability Solutions	1	(6)	19	5
Corporate and All Other	33	55	82	107
Total net repositioning and other charges	$44	$102	$137	$243
NET REPOSITIONING CHARGES
In the three months ended June 30, 2024, the Company recognized gross repositioning charges totaling $39 million, including severance costs of $20 million related to workforce reductions of 645 manufacturing and administrative positions primarily in the Company's Industrial Automation reportable business segment and corporate function. The workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $1 million related to the write-down of certain assets within the Company's corporate function. The repositioning charges also included exit costs of $18 million related to current period costs incurred for closure obligations associated with site transitions primarily in the Company's Industrial Automation reportable business segment and corporate function. Also, $12 million of previously established reserves, primarily for severance, were returned to income due to higher-than-expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
In the three months ended June 30, 2023, the Company recognized gross repositioning charges totaling $66 million, including severance costs of $19 million related to workforce reductions of 764 manufacturing and administrative positions primarily in the Company's Industrial Automation reportable business segment. The workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $9 million primarily related to the write-down of certain assets within the Company's Industrial Automation reportable business segment. The repositioning charges also included exit costs of $38 million related to current period costs incurred for closure obligations associated with site transitions across all of the Company's reportable business segments and corporate function. Also, $12 million of previously established reserves, primarily for severance, were returned to income due to adjustments to the scope of previously announced repositioning actions.
In the six months ended June 30, 2024, the Company recognized gross repositioning charges totaling $88 million, including severance costs of $53 million related to workforce reductions of 2,007 manufacturing and administrative positions primarily in the Company's Industrial Automation reportable business segment and corporate function. The workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $2 million related to the write-down of certain assets within the Company's Industrial Automation reportable business segment. The repositioning charges also included exit costs of $33 million related to current period costs incurred for closure obligations associated with site transitions primarily in the Company's Industrial Automation reportable business segment and corporate function. Also, $27 million of previously established reserves, primarily for severance, were returned to income due to adjustments to the scope of previously announced repositioning actions.
In the six months ended June 30, 2023, the Company recognized gross repositioning charges totaling $169 million, including severance costs of $86 million related to workforce reductions of 2,561 manufacturing and administrative positions primarily in the Company's Industrial Automation and Building Automation reportable business segments. The workforce reductions primarily related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $21 million related to the write-down of certain assets within the Company's Industrial Automation reportable business segment. The repositioning charges also included exit costs of $62 million related to current period costs incurred for closure obligations associated with site transitions across all of the Company's reportable business segments and corporate function. Also, $17 million of previously established reserves, primarily for severance, were returned to income due to adjustments to the scope of previously announced repositioning actions.
15    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the status of the Company's total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2023	$188	$—	$91	$279
Charges	53	2	33	88
Usage—cash	(56)	—	(53)	(109)
Usage—noncash	—	—	—	—
Foreign currency translation	—	—	—	—
Adjustments	(18)	(2)	(7)	(27)
Balance at June 30, 2024	$167	$—	$64	$231
Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the six months ended June 30, 2024, and 2023, were $26 million and $25 million, respectively.
OTHER CHARGES
In 2022, the Company recognized $295 million of Other charges related to the initial suspension and the wind down of the Company's business and operations in Russia. These costs impacted all reportable business segments, with the most significant impact within the historical Performance Materials and Technologies reportable business segment. The Other charges include costs recorded in Cost of products sold, Selling, general and administrative expenses, or Other (income) expense in the Consolidated Statement of Operations. During the six months ended June 30, 2024, the Company recognized Other charges of $17 million related to the settlement of a contractual dispute with a Russian entity associated with the Company's suspension and wind down activities in Russia. The charges were recorded in Other (income) expense in the Consolidated Statement of Operations.
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
During the three and six months ended June 30, 2023, the Company recorded a fair value adjustment, within Asbestos-related charges, net of insurance and reimbursements in the table above and Other (income) expense on the Consolidated Statement of Operations, related to HWI Net Sale Proceeds (as defined in Note 15 Commitments and Contingencies) and reduced the estimate by $11 million. See Note 12 Fair Value Measurements and Note 15 Commitments and Contingencies for further discussion.
NOTE 6. INCOME TAXES
The effective tax rate was higher than the U.S. federal statutory rate of 21% and remained unchanged in 2024 compared to 2023 due to increased benefit from taxes on non-U.S. earnings and employee share-based compensation deductions, offset by incremental expense from tax reserve activity and foreign tax matters.
NOTE 7. INVENTORIES

	June 30, 2024	December 31, 2023
Raw materials	$1,534	$1,704
Work in process	1,268	1,217
Finished products	3,522	3,257
Total Inventories	$6,324	$6,178
16    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS—NET
The following table summarizes the change in the carrying amount of goodwill for the six months ended June 30, 2024, by reportable business segment:

	December 31, 2023	Acquisitions/ Divestitures	Currency Translation Adjustment	June 30, 2024
Aerospace Technologies	$2,386	$—	$(3)	$2,383
Industrial Automation	9,650	—	(66)	9,584
Building Automation	3,380	2,878	(32)	6,226
Energy and Sustainability Solutions	1,727	—	(3)	1,724
Corporate and All Other	906	—	1	907
Total Goodwill	$18,049	$2,878	$(103)	$20,824
Other intangible assets are comprised of:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-life intangibles
Patents and technology	$2,652	$(1,872)	$780	$2,399	$(1,837)	$562
Customer relationships	5,894	(2,671)	3,223	4,199	(2,601)	1,598
Trademarks	390	(291)	99	362	(284)	78
Other	413	(278)	135	299	(277)	22
Total definite-life intangibles—net	9,349	(5,112)	4,237	7,259	(4,999)	2,260
Indefinite-life intangibles
Trademarks	971	—	971	971	—	971
Total Other intangible assets—net	$10,320	$(5,112)	$5,208	$8,230	$(4,999)	$3,231
Other intangible assets amortization includes $85 million and $155 million of acquisition-related intangible amortization expense for the three and six months ended June 30, 2024, respectively, and $61 million and $129 million for the three and six months ended June 30, 2023, respectively.
17    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 9. LONG-TERM DEBT AND CREDIT AGREEMENTS

	June 30, 2024	December 31, 2023
0.00% Euro notes due 2024	$—	$547
2.30% notes due 2024	750	750
4.85% notes due 2024	400	400
1.35% notes due 2025	1,250	1,250
2.50% notes due 2026	1,500	1,500
1.10% notes due 2027	1,000	1,000
3.50% Euro notes due 2027	695	711
4.95% notes due 2028	500	500
2.25% Euro notes due 2028	802	820
4.25% notes due 2029	750	750
2.70% notes due 2029	750	750
4.875% notes due 2029	500	—
3.375% Euro notes due 2030	802	—
1.95% notes due 2030	1,000	1,000
4.95% notes due 2031	500	—
1.75% notes due 2031	1,500	1,500
0.75% Euro notes due 2032	535	547
3.75% Euro notes due 2032	535	547
5.00% notes due 2033	1,100	1,100
4.50% notes due 2034	1,000	1,000
4.125% Euro notes due 2034	1,069	1,094
5.00% notes due 2035	750	—
3.75% Euro notes due 2036	802	—
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	442	442
2.80% notes due 2050	750	750
5.25% notes due 2054	1,750	—
5.35% notes due 2064	650	—
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases), 6.0% weighted average interest rate maturing at various dates through 2029	217	217
Fair value of hedging instruments	(212)	(166)
Debt issuance costs	(297)	(245)
Total Long-term debt and current related maturities	23,384	18,358
Less: Current maturities of long-term debt	2,519	1,796
Total Long-term debt	$20,865	$16,562
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
As of June 30, 2024, there were no outstanding borrowings under the 364-Day Credit Agreement or the 5-Year Credit Agreement.
NOTE 10. LEASES
The Company's operating and finance lease portfolio is described in Note 10 Leases of Notes to Consolidated Financial Statements in the Company's 2023 Annual Report on Form 10-K.
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2024	2023
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$112	$91
Finance leases	61	25
19    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Supplemental balance sheet information related to leases was as follows:

	June 30, 2024	December 31, 2023
Operating leases
Other assets	$997	$1,004
Accrued liabilities	194	196
Other liabilities	904	897
Total operating lease liabilities	1,098	1,093
Finance leases
Property, plant and equipment	423	402
Accumulated depreciation	(216)	(204)
Property, plant and equipment—net	207	198
Current maturities of long-term debt	88	86
Long-term debt	98	99
Total finance lease liabilities	$186	$185
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
The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheet:

	Notional		Fair Value Asset		Fair Value (Liability)
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Derivatives in fair value hedging relationships
Interest rate swap agreements	$4,687	$4,717	$—	$18	$(212)	$(184)
Derivatives in cash flow hedging relationships
Foreign currency exchange contracts	898	712	19	28	(6)	(4)
Commodity contracts	2	6	—	—	—	(1)
Derivatives in net investment hedging relationships
Cross currency swap agreements	7,214	4,264	25	—	(83)	(145)
Total derivatives designated as hedging instruments	12,801	9,699	44	46	(301)	(334)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	8,634	8,198	3	7	(17)	(5)
Total derivatives at fair value	$21,435	$17,897	$47	$53	$(318)	$(339)
All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Accrued liabilities or Other liabilities.
In addition to the foreign currency derivative contracts designated as net investment hedges, certain of the Company's foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $6,338 million and $6,099 million as of June 30, 2024, and December 31, 2023, respectively.
20    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table sets forth the amounts recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Long-term debt	$4,475	$4,551	$(212)	$(166)
The following tables summarize the location and impact to the Consolidated Statement of Operations related to derivative instruments:

	Three Months Ended June 30, 2024
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$9,577	$4,247	$1,609	$1,361	$(246)	$250
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income (loss) into income	2	6	2	4	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	4
Derivatives designated as hedges	—	—	—	—	—	(4)
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	10	—

	Three Months Ended June 30, 2023
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$9,146	$4,133	$1,493	$1,262	$(208)	$187
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income (loss) into income	2	6	2	3	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	65
Derivatives designated as hedges	—	—	—	—	—	(65)
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	(69)	—
21    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Six Months Ended June 30, 2024
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$18,682	$8,282	$3,157	$2,663	$(477)	$470
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income (loss) into income	3	8	3	5	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	46
Derivatives designated as hedges	—	—	—	—	—	(46)
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	33	—

	Six Months Ended June 30, 2023
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$18,010	$8,201	$2,923	$2,579	$(468)	$357
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income (loss) into income	3	9	3	4	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	(2)
Derivatives designated as hedges	—	—	—	—	—	2
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	(149)	—
The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Euro-denominated long-term debt	$61	$(37)	$100	$(86)
Euro-denominated commercial paper	22	(15)	41	(43)
Cross currency swap agreements	12	(18)	87	(75)
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$22	$—	$22	$—	$35	$—	$35
Available for sale investments	69	271	—	340	63	217	—	280
Interest rate swap agreements	—	—	—	—	—	18	—	18
Cross currency swap agreements	—	25	—	25	—	—	—	—
Investments in equity securities	20	—	—	20	22	—	—	22
Right to HWI Net Sale Proceeds	—	—	6	6	—	—	9	9
Total assets	$89	$318	$6	$413	$85	$270	$9	$364
Liabilities
Foreign currency exchange contracts	$—	$23	$—	$23	$—	$9	$—	$9
Interest rate swap agreements	—	212	—	212	—	184	—	184
Commodity contracts	—	—	—	—	—	1	—	1
Cross currency swap agreements	—	83	—	83	—	145	—	145
Total liabilities	$—	$318	$—	$318	$—	$339	$—	$339
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
As part of the NARCO Buyout (see Note 15 Commitments and Contingencies for definition), Honeywell holds a right to proceeds from the definitive sale agreement pursuant to which HarbisonWalker International Holdings, Inc. (HWI), the reorganized and renamed entity that emerged from the NARCO Bankruptcy, was acquired by an affiliate of Platinum Equity, LLC (HWI Sale). The right to these proceeds is considered a financial instrument. The significant input for the valuation of this right is unobservable, and as such, is classified within level 3. The HWI Sale closed on February 16, 2023. The balance of the remaining HWI Net Sale Proceeds as of December 31, 2023, and June 30, 2024, was $9 million and $6 million, respectively, based on the receipt of an additional $3 million in HWI Net Sale Proceeds during the six months ended June 30, 2024.
23    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$759	$655	$232	$173
Liabilities
Long-term debt and related current maturities	23,384	22,291	18,358	17,706
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
NOTE 13. EARNINGS PER SHARE
The details of the earnings per share calculations for the three and six months ended June 30, 2024, and 2023, are as follows (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic	2024	2023	2024	2023
Net income attributable to Honeywell	$1,544	$1,487	$3,007	$2,881
Weighted average shares outstanding	650.2	665.3	651.3	666.5
Earnings per share of common stock—basic	$2.37	$2.24	$4.62	$4.32

	Three Months Ended June 30,		Six Months Ended June 30,
Assuming Dilution	2024	2023	2024	2023
Net income attributable to Honeywell	$1,544	$1,487	$3,007	$2,881
Average shares
Weighted average shares outstanding	650.2	665.3	651.3	666.5
Dilutive securities issuable—stock plans	4.0	4.9	4.2	5.4
Total weighted average diluted shares outstanding	654.2	670.2	655.5	671.9
Earnings per share of common stock—assuming dilution	$2.36	$2.22	$4.59	$4.29
The diluted earnings per share calculations exclude the effect of stock options when the cost to exercise an option exceeds the average market price of the common shares during the period. For the three and six months ended June 30, 2024, the weighted average number of stock options excluded from the computations were 5.6 million and 5.3 million, respectively. For the three and six months ended June 30, 2023, the weighted average number of stock options excluded from the computations were 4.7 million and 4.3 million, respectively.
As of June 30, 2024, and 2023, the total shares outstanding were 649.7 million and 664.0 million, respectively, and as of June 30, 2024, and 2023, total shares issued were 957.6 million.
24    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2023	$(3,101)	$(1,055)	$(2)	$23	$(4,135)
Other comprehensive income (loss) before reclassifications	83	—	(1)	4	86
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10)	—	(16)	(26)
Net current period other comprehensive income (loss)	83	(10)	(1)	(12)	60
Balance at June 30, 2024	$(3,018)	$(1,065)	$(3)	$11	$(4,075)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2022	$(2,832)	$(648)	$(7)	$12	$(3,475)
Other comprehensive income (loss) before reclassifications	(132)	—	3	30	(99)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(24)	—	(13)	(37)
Net current period other comprehensive income (loss)	(132)	(24)	3	17	(136)
Balance at June 30, 2023	$(2,964)	$(672)	$(4)	$29	$(3,611)
NOTE 15. COMMITMENTS AND CONTINGENCIES
ENVIRONMENTAL MATTERS
The Company is subject to various federal, state, local, and foreign government requirements relating to the protection of the environment. With respect to environmental matters involving site contamination, the Company continually conducts studies, individually or jointly with other potentially responsible parties, to determine the feasibility of various remedial techniques. It is the Company's policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on the Company's best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory, or legal information becomes available.
Honeywell's environmental matters are further described in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements in the Company's 2023 Annual Report on Form 10-K.
The following table summarizes information concerning the Company's recorded liabilities for environmental costs:

Balance at December 31, 2023	$641
Accruals for environmental matters deemed probable and reasonably estimable	150
Environmental liability payments	(98)
Balance at June 30, 2024	$693
25    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Environmental liabilities are included in the following balance sheet accounts:

	June 30, 2024	December 31, 2023
Accrued liabilities	$228	$227
Other liabilities	465	414
Total environmental liabilities	$693	$641
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
Reimbursements associated with this agreement are collected from Resideo quarterly and were $70 million in the six months ended June 30, 2024, and offset operating cash outflows incurred by the Company. As the Company incurs costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90% of such costs is also recorded. This receivable amount recorded in the six months ended June 30, 2024, was $103 million. As of June 30, 2024, Other current assets and Other assets included $140 million and $554 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.
ASBESTOS MATTERS
Honeywell is named in asbestos-related personal injury claims related to North American Refractories Company (NARCO), which was sold in 1986, and the Bendix Friction Materials (Bendix) business, which was sold in 2014.
The following tables summarize information concerning NARCO and Bendix asbestos-related balances:
ASBESTOS-RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2023	$1,644	$—	$1,644
Accrual for update to estimated liability	20	1	21
Change in estimated cost of future claims	10	—	10
Asbestos-related liability payments	(89)	(1)	(90)
June 30, 2024	$1,585	$—	$1,585
INSURANCE RECOVERIES FOR ASBESTOS-RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2023	$123	$88	$211
Probable insurance recoveries related to estimated liability	—	—	—
Insurance receipts for asbestos-related liabilities	(4)	(3)	(7)
June 30, 2024	$119	$85	$204
26    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NARCO and Bendix asbestos-related balances are included in the following balance sheet accounts:

	June 30, 2024	December 31, 2023
Other current assets	$41	$41
Insurance recoveries for asbestos-related liabilities	163	170
Total insurance recoveries for asbestos-related liabilities	$204	$211
Accrued liabilities	$141	$154
Asbestos-related liabilities	1,444	1,490
Total asbestos-related liabilities	$1,585	$1,644
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
On February 16, 2023, the HWI Sale closed. Pursuant to the Amended Buyout Agreement, during 2023, Honeywell received $275 million of proceeds from the HWI Sale (HWI Net Sale Proceeds). Additionally, during 2023, the Company recorded a fair value adjustment for the HWI Net Sale Proceeds and reduced the HWI Net Sale Proceeds estimate by $11 million. During the three and six months ended June 30, 2024, Honeywell received $3 million of proceeds from the HWI Sale. The ending balance as of June 30, 2024, was $6 million. The fair value of the remaining HWI Net Sale Proceeds as of June 30, 2024, represents contingent consideration to be paid in future periods if certain conditions under the definitive sale agreement for the HWI Sale are met.
Bendix Products – Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix-related asbestos claims activity:

	Six Months Ended June 30,	Years Ended December 31,
	2024	2023	2022
Claims unresolved at the beginning of period	5,517	5,608	6,401
Claims filed	811	1,803	2,014
Claims resolved	(1,066)	(1,894)	(2,807)
Claims unresolved at the end of period	5,262	5,517	5,608

	June 30,	December 31,
Disease Distribution of Unresolved Claims	2024	2023	2022
Mesothelioma and other cancer claims	3,223	3,244	3,283
Nonmalignant claims	2,039	2,273	2,325
Total claims	5,262	5,517	5,608
Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2023	2022	2021	2020	2019
	(in whole dollars)
Mesothelioma and other cancer claims	$66,200	$59,200	$56,000	$61,500	$50,200
Nonmalignant claims	$1,730	$520	$400	$550	$3,900
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
SEC MATTER
The Company is cooperating with a formal investigation by the Securities and Exchange Commission (SEC) which is primarily focused on certain accounting matters with respect to the Company's former Performance Materials and Technologies segment. At this time, the Company does not expect the outcome of this matter to have a material adverse effect on the Company's consolidated results of operations, cash flows, or financial position.
PETROBRAS AND UNAOIL MATTERS
On December 19, 2022, the Company reached a comprehensive resolution to the investigations by the U.S. Department of Justice (DOJ), the SEC, and certain Brazilian authorities (Brazilian Authorities) relating to the Company's use of third parties who previously worked for the Company's UOP business in Brazil in relation to a project awarded in 2010 for Petróleo Brasileiro S.A. (Petrobras). The investigations focused on the Company’s compliance with the U.S. Foreign Corrupt Practices Act and similar Brazilian laws (UOP Matters). The comprehensive resolution also resolves DOJ and SEC investigations relating to a matter involving a foreign subsidiary’s prior contract with Unaoil S.A.M. in Algeria executed in 2011 (the Unaoil Matter).
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
NOTE 16. PENSION BENEFITS
Net periodic pension benefit (income) cost for the Company's significant pension plans included the following components:

	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$7	$7	$14	$14
Interest cost	149	161	299	322
Expected return on plan assets	(281)	(278)	(562)	(556)
Amortization of prior service (credit) cost	(2)	(10)	(4)	(20)
Net periodic benefit income	$(127)	$(120)	$(253)	$(240)

	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$3	$3	$6	$6
Interest cost	47	49	94	99
Expected return on plan assets	(74)	(68)	(148)	(136)
Net periodic benefit income	$(24)	$(16)	$(48)	$(31)
NOTE 17. OTHER (INCOME) EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$(110)	$(76)	$(215)	$(152)
Pension ongoing income—non-service	(156)	(146)	(317)	(292)
Other postretirement income—non-service	(4)	(7)	(10)	(13)
Equity income of affiliated companies	(14)	(14)	(30)	(49)
Foreign exchange	5	18	31	20
Expense (benefit) related to Russia-Ukraine Conflict	—	2	17	(2)
Net expense related to the NARCO Buyout and HWI Sale	—	11	—	11
Acquisition-related costs	22	1	24	1
Other, net	11	3	23	8
Total Other (income) expense	$(246)	$(208)	$(477)	$(468)
See Note 15 Commitments and Contingencies for more information on the Net expense related to the NARCO Buyout and HWI Sale. See Note 5 Repositioning and Other Charges for further discussion of the expense related to the Russia-Ukraine Conflict.
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
Honeywell’s senior management evaluates segment performance based on segment profit. Each segment’s profit is measured as segment income (loss) before taxes excluding general corporate unallocated expense, interest and other financial charges, stock compensation expense, pension and other postretirement income (expense), amortization of acquisition-related intangibles, repositioning and other charges, and other items within Other (income) expense.
Effective during the second quarter of 2024, the Company updated its calculation of segment profit to exclude the impact of amortization expense for acquisition-related intangible assets and certain acquisition-related costs. The Company recast historical periods to reflect segment profit under this new basis to facilitate comparability.
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
31    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales
Aerospace Technologies
Products	$2,127	$1,799	$4,152	$3,471
Services	1,764	1,542	3,408	2,981
Net Aerospace Technologies sales	3,891	3,341	7,560	6,452
Industrial Automation
Products	1,777	2,061	3,577	4,220
Services	729	666	1,407	1,310
Net Industrial Automation sales	2,506	2,727	4,984	5,530
Building Automation
Products	1,154	1,159	2,211	2,291
Services	417	351	786	706
Net Building Automation sales	1,571	1,510	2,997	2,997
Energy and Sustainability Solutions
Products	1,419	1,422	2,800	2,769
Services	185	145	329	259
Net Energy and Sustainability Solutions sales	1,604	1,567	3,129	3,028
Corporate and All Other
Services	5	1	12	3
Net Corporate and All Other sales	5	1	12	3
Net sales	$9,577	$9,146	$18,682	$18,010
Segment profit
Aerospace Technologies	$1,060	$930	$2,095	$1,761
Industrial Automation	477	544	951	1,130
Building Automation	397	391	747	772
Energy and Sustainability Solutions	405	363	708	665
Corporate and All Other	(140)	(115)	(208)	(200)
Total segment profit	2,199	2,113	4,293	4,128
Interest and other financial charges	(250)	(187)	(470)	(357)
Interest income	110	76	215	152
Amortization of acquisition-related intangibles	(85)	(61)	(155)	(129)
Stock compensation expense[1]	(55)	(50)	(108)	(109)
Pension ongoing income[2]	140	130	285	260
Other postretirement income[2]	4	7	10	13
Repositioning and other charges[3]	(44)	(102)	(137)	(243)
Other expense[4]	(45)	(22)	(88)	(29)
Income before taxes	$1,974	$1,904	$3,845	$3,686

1	Amounts included in Selling, general and administrative expenses.
2	Amounts included in Cost of products and services sold (service cost component), Selling, general and administrative expenses (service cost component), Research and development expenses (service cost component), and Other (income) expense (non-service cost component).
3	Amounts included in Cost of products and services sold, Selling, general and administrative expenses, and Other (income) expense.
4	Amounts include the other components of Other (income) expense not included within other categories in this reconciliation. Equity income of affiliated companies is included in segment profit.
32    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 19. SUBSEQUENT EVENTS
On July 2, 2024, the Company entered into a $1.5 billion second 364-day credit agreement (the Second 364-day Credit Agreement). Amounts borrowed under the Second 364-Day Credit Agreement are required to be repaid no later than July 1, 2025, unless (i) Honeywell elects to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on July 1, 2026, or (ii) the Second 364-Day Credit Agreement is terminated earlier pursuant to its terms. The Second 364-Day Credit Agreement is maintained for general corporate purposes. As of July 25, 2024, there were no outstanding borrowings under the Second 364-Day Credit Agreement.
On July 10, 2024, the Company announced its intention to acquire Air Products' liquefied natural gas process technology and equipment business in an all-cash transaction of approximately $1.8 billion. See Note 3 Acquisitions and Divestitures for more information.

33    Honeywell International Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions, except per share amounts)
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell, we, us, our, or the Company) for the three and six months ended June 30, 2024. The financial information as of June 30, 2024, should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2023, contained in our 2023 Annual Report on Form 10-K. See Note 3 Acquisitions and Divestitures of Notes to Consolidated Financial Statements for a discussion of acquisition and divestiture activity during the six months ended June 30, 2024. Certain prior year amounts are reclassified to conform to the current year presentation.
BUSINESS UPDATE
MACROECONOMIC CONDITIONS
We continue to monitor the impacts of ongoing macroeconomic conditions and geopolitical events. Global conflicts continue to create volatility in global financial and energy markets and contribute to supply chain shortages adding to the inflationary pressures in the global economy. We continue to actively collaborate with our suppliers to minimize impacts of supply shortages on our manufacturing capabilities.
In the second quarter of 2024, market concerns over supply constraints due to sanctions and tariffs, along with previously low commodity prices, led to a temporary surge in the price of metals. This bullish trend on commodity pricing is easing, but we anticipate a general inflationary trend for commodities above the levels seen in the first quarter of 2024 for the foreseeable future. Slowing global growth relieved pressure on logistics freight and service capacity.
Our mitigation strategies include pricing actions and hedging strategies, longer term planning for constrained materials, new supplier development, material supply tracking tools, and direct engagement with key suppliers to meet customer demand. Our relationships with primary and secondary suppliers allow us to reliably source key components and raw materials, which include considering altering existing products, developing new products, and committing our own resources to assist certain suppliers. We believe these mitigation strategies enable us to reduce supply risk, accelerate new product innovation, and expand our penetration in the markets we serve. Additionally, due to the strenuous quality controls and product qualification we perform on a new or altered product, we do not expect these mitigation strategies to impact product quality or reliability.
To date, our strategies have successfully mitigated our exposure to these conditions. However, if we are not successful in sustaining or executing these strategies, these macroeconomic conditions could have a material adverse effect on our consolidated results of operations or operating cash flows.
34    Honeywell International Inc.

RESULTS OF OPERATIONS
Consolidated Financial Results
35    Honeywell International Inc.

Net Sales by Segment
36    Honeywell International Inc.

Segment Profit by Segment
37    Honeywell International Inc.

CONSOLIDATED OPERATING RESULTS
Net Sales

Three Months Ended June 30
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$9,577
$9,146
2024
2023

Six Months Ended June 30
$20,000
$16,000
$12,000
$8,000
$4,000
$0
$18,682
$18,010
2024
2023

The change in Net sales was attributable to the following:

	Q2 2024 vs. Q2 2023	Year to Date 2024 vs. 2023
Volume	1%	—%
Price	3%	3%
Foreign currency translation	—%	—%
Acquisitions, divestitures, and other, net	1%	1%
Total % change in Net sales	5%	4%
A discussion of Net sales by reportable business segment can be found in the Review of Business Segments section of this Management's Discussion and Analysis.
Q2 2024 compared with Q2 2023
Net sales increased due to the following:
•Higher sales volumes,
•Increased pricing and price adjustments to offset inflation, and
•Incremental sales from recent acquisitions.
YTD 2024 compared with YTD 2023
Net sales increased due to the following:
•Increased pricing and price adjustments to offset inflation, and
•Incremental sales from recent acquisitions.
38    Honeywell International Inc.

Cost of Products and Services Sold

Three Months Ended June 30
$6,000
$4,500
$3,000
$1,500
$0
$5,856
$5,626
2024
2023

Six Months Ended June 30
$12,000
$9,000
$6,000
$3,000
$0
$11,439
$11,124
2024
2023

Q2 2024 compared with Q2 2023
Cost of products and services sold increased due to higher direct and indirect material costs and higher labor costs.
YTD 2024 compared with YTD 2023
Cost of products and services sold increased due to the following:
•Higher direct and indirect material costs and higher labor costs of approximately $0.3 billion or 3%,
•Partially offset by higher productivity of approximately $0.1 billion or 1%.
Gross Margin
Q2 2024 compared with Q2 2023
Gross margin increased by approximately $0.2 billion and gross margin percentage increased 40 basis points to 38.9% compared to 38.5% for the same period of 2023.
YTD 2024 compared with YTD 2023
Gross margin increased by approximately $0.4 billion and gross margin percentage increased 60 basis points to 38.8% compared to 38.2% for the same period of 2023.
39    Honeywell International Inc.

Research and Development Expenses

Three Months Ended June 30
$500
$400
$300
$200
$100
$0
$382
$375
2024
2023

Six Months Ended June 30

$1,000
$800
$600
$400
$200
$0
$742
$732
2024
2023

Q2 2024 compared with Q2 2023
Research and development expenses were largely unchanged.
YTD 2024 compared with YTD 2023
Research and development expenses were largely unchanged.
Selling, General and Administrative Expenses
Q2 2024 compared with Q2 2023
Selling, general and administrative expenses increased due to higher labor costs.
YTD 2024 compared to YTD 2023
Selling, general and administrative expenses increased due to the following:
•Higher labor costs of approximately $0.2 billion or 8%,
•Partially offset by higher productivity of approximately $0.1 billion or 4%.
40    Honeywell International Inc.

Other (Income) Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other (income) expense	$(246)	$(208)	$(477)	$(468)
Q2 2024 compared with Q2 2023
Other income increased due primarily to higher interest income.
YTD 2024 compared to YTD 2023
Other income increased due primarily to higher interest income.
Tax Expense
Q2 2024 compared with Q2 2023
The effective tax rate decreased 20 basis-points primarily driven by increased benefits from taxes on non-U.S. earnings.
YTD 2024 compared with YTD 2023
The effective tax rate remained unchanged primarily driven by increased benefits from taxes on non-U.S. earnings, offset by incremental tax expense from tax reserve activity.
41    Honeywell International Inc.

Net Income Attributable to Honeywell
Q2 2024 compared to Q2 2023
Earnings per share of common stock–assuming dilution increased due to the following:
•Higher segment profit ($0.10 after tax),
•Lower repositioning and other charges ($0.07 after tax), and
•Lower share count ($0.06 after tax),
•Partially offset by higher interest expense (loss of $0.07 after tax).
YTD 2024 compared with YTD 2023
Earnings per share of common stock–assuming dilution increased due to the following:
•Higher segment profit ($0.19 after tax),
•Lower repositioning and other charges ($0.12 after tax), and
•Lower share count ($0.11 after tax),
•Partially offset by higher interest expense (loss of $0.13 after tax).
42    Honeywell International Inc.

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
AEROSPACE TECHNOLOGIES
Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net sales	$3,891	$3,341	16%	$7,560	$6,452	17%
Cost of products and services sold	2,418	2,035		4,635	3,967
Selling, general and administrative and other expenses	413	376		830	724
Segment profit	$1,060	$930	14%	$2,095	$1,761	19%

	2024 vs. 2023
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic[1]	16%	14%	17%	19%
Foreign currency translation	—%	—%	—%	—%
Acquisitions, divestitures, and other, net	—%	—%	—%	—%
Total % change	16%	14%	17%	19%

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

43    Honeywell International Inc.

Q2 2024 compared to Q2 2023
Sales increased $550 million due to higher organic sales of $267 million in Commercial Aviation Aftermarket driven by higher sales volumes in air transport due to an increase in flight hours and higher organic sales of $225 million in Defense and Space driven by higher sales volumes due to increased shipments.
Segment profit increased $130 million and segment margin percentage decreased 60 basis points to 27.2% compared to 27.8% for the same period of 2023.
YTD 2024 compared to YTD 2023
Sales increased $1,108 million due to higher organic sales of $504 million in Commercial Aviation Aftermarket driven by higher sales volumes in air transport due to an increase in flight hours and higher organic sales of $412 million in Defense and Space driven by higher sales volumes due to increased shipments.
Segment profit increased $334 million and segment margin percentage increased 40 basis points to 27.7% compared to 27.3% for the same period of 2023.
INDUSTRIAL AUTOMATION
Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net sales	$2,506	$2,727	(8)%	$4,984	$5,530	(10)%
Cost of products and services sold	1,451	1,640		2,897	3,304
Selling, general and administrative and other expenses	578	543		1,136	1,096
Segment profit	$477	$544	(12)%	$951	$1,130	(16)%

	2024 vs. 2023
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	(8)%	(14)%	(10)%	(17)%
Foreign currency translation	(1)%	—%	(1)%	—%
Acquisitions, divestitures, and other, net	1%	2%	1%	1%
Total % change	(8)%	(12)%	(10)%	(16)%
44    Honeywell International Inc.

Q2 2024 compared to Q2 2023
Sales decreased $221 million due to lower organic sales of $165 million in Warehouse and Workflow Solutions driven by lower demand for projects and lower organic sales of $49 million in Sensing and Safety Technologies driven by lower demand for personal protective equipment.
Segment profit decreased $67 million and segment margin percentage decreased 90 basis points to 19.0% compared to 19.9% for the same period in 2023.
YTD 2024 compared to YTD 2023
Sales decreased $546 million due to lower organic sales of $419 million in Warehouse and Workflow Solutions driven by lower demand for projects and lower organic sales of $89 million in Sensing and Safety Technologies driven by lower demand for sensing products.
Segment profit decreased $179 million and segment margin percentage decreased 130 basis points to 19.1% compared to 20.4% for the same period in 2023.
During the second quarter of 2022, our Productivity Solutions and Services business entered into a license and settlement agreement (the Agreement). Under the Agreement, we received $360 million, paid in equal quarterly installments over eight quarters, beginning with the second quarter of 2022 and ending with the first quarter of 2024. The Agreement provides each party a license to its existing patent portfolio for use by the other party’s existing products and resolved the patent-related litigation between the parties.
45    Honeywell International Inc.

BUILDING AUTOMATION
Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net sales	$1,571	$1,510	4%	$2,997	$2,997	—%
Cost of products and services sold	844	803		1,608	1,589
Selling, general and administrative and other expenses	330	316		642	636
Segment profit	$397	$391	2%	$747	$772	(3)%

	2024 vs. 2023
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	1%	(3)%	(1)%	(6)%
Foreign currency translation	(1)%	(1)%	(1)%	—%
Acquisitions, divestitures, and other, net	4%	6%	2%	3%
Total % change	4%	2%	—%	(3)%
Q2 2024 compared to Q2 2023
Sales increased $61 million due to higher organic sales of $82 million in Building Solutions driven by higher demand for building projects and services, partially offset by lower organic sales of $63 million in Products driven by lower demand. Additionally, the acquisition of Access Solutions contributed $62 million to sales in the three months ended June 30, 2024.
Segment profit increased $6 million and segment margin percentage decreased 60 basis points to 25.3% compared to 25.9% for the same period of 2023.
YTD 2024 compared to YTD 2023
Sales were flat due to higher organic sales of $120 million in Building Solutions driven by higher demand for building projects and services, partially offset by lower organic sales of $152 million in Products driven by lower demand. Additionally, the acquisition of Access Solutions contributed $62 million to sales in the six months ended June 30, 2024.
Segment profit decreased $25 million and segment margin percentage decreased 90 basis points to 24.9% compared to 25.8% for the same period of 2023.
46    Honeywell International Inc.

ENERGY AND SUSTAINABILITY SOLUTIONS
Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net sales	$1,604	$1,567	2%	$3,129	$3,028	3%
Cost of products and services sold	996	1,002		1,995	1,949
Selling, general and administrative and other expenses	203	202		426	414
Segment profit	$405	$363	12%	$708	$665	6%

	2024 vs. 2023
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	3%	13%	4%	7%
Foreign currency translation	(1)%	(1)%	(1)%	(1)%
Acquisitions, divestitures, and other, net	—%	—%	—%	—%
Total % change	2%	12%	3%	6%
Q2 2024 compared to Q2 2023
Sales increased $37 million due to higher organic sales of $72 million in Advanced Materials driven by higher demand for fluorine products, partially offset by lower organic sales of $22 million in UOP driven by lower gas processing project demand and by the unfavorable impact of foreign currency translation of $13 million.
Segment profit increased $42 million and segment margin percentage increased 200 basis points to 25.2% compared to 23.2% for the same period of 2023.
YTD 2024 compared to YTD 2023
Sales increased $101 million due to higher organic sales of $127 million in Advanced Materials driven by higher demand for fluorine products, partially offset by the unfavorable impact of foreign currency translation of $18 million.
Segment profit increased $43 million and segment margin percentage increased 60 basis points to 22.6% compared to 22.0% for the same period of 2023.
47    Honeywell International Inc.

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
REPOSITIONING CHARGES
See Note 5 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in the six months ended June 30, 2024, and 2023. Cash spending related to our repositioning actions was $109 million in the six months ended June 30, 2024, and was funded through operating cash flows.
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
CASH
As of June 30, 2024, and December 31, 2023, we held $9.8 billion and $8.1 billion, respectively, of cash and cash equivalents, including our short-term investments. We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty.
As of June 30, 2024, $6.1 billion of the Company’s cash, cash equivalents, and short-term investments were held by non-U.S. subsidiaries. We do not have material amounts related to any jurisdiction subject to currency control restrictions that impact our ability to access and repatriate such amounts. Under current laws, we do not expect taxes on repatriation or restrictions on amounts held outside of the U.S. to have a material effect on our overall liquidity.
CASH FLOW SUMMARY
Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Six Months Ended June 30,
	2024	2023	Variance
Cash and cash equivalents at beginning of period	$7,925	$9,627	$(1,702)
Operating activities
Net income attributable to Honeywell	3,007	2,881	126
Noncash adjustments	514	842	(328)
Changes in working capital	(649)	(729)	80
NARCO Buyout payment	—	(1,325)	1,325
Other operating activities	(1,053)	(1,093)	40
Net cash provided by operating activities	1,819	576	1,243
Net cash used for investing activities	(5,405)	(709)	(4,696)
Net cash provided by (used for) financing activities	5,298	(863)	6,161
Effect of foreign exchange rate changes on cash and cash equivalents	(61)	(5)	(56)
Net increase (decrease) in cash and cash equivalents	1,651	(1,001)	2,652
Cash and cash equivalents at end of period	$9,576	$8,626	$950
Six months ended June 30, 2024
Net cash provided by operating activities was $1,819 million, driven by $3,007 million of Net income attributable to Honeywell, adjusted for $600 million of depreciation and amortization, partially offset by $583 million of other operating activities, driven by higher tax payments, $471 million decrease in Accrued liabilities, driven by a decrease in accrued employee compensation and benefits costs, $423 million decrease in Accounts payable, due to increased disbursements, and $295 million of pension and other postretirement income.
Net cash used for investing activities was $5,405 million, driven by $4,913 million of cash paid for acquisitions and $492 million of capital expenditures.
Net cash provided by financing activities was $5,298 million, driven by $5,710 million of proceeds from issuance of long-term debt primarily to fund the Access Solutions acquisition and $2,504 million of net proceeds from issuance of commercial paper, partially offset by $1,446 million of cash dividends paid and $1,200 million of repurchases of common stock.
49    Honeywell International Inc.

Six months ended June 30, 2024 compared with six months ended June 30, 2023
Net cash provided by operating activities increased by $1,243 million due to the $1,325 million payment made by the Company pursuant to the NARCO Amended Buyout Agreement in 2023, partially offset by $328 million decrease of noncash adjustments, driven by $232 million decline in deferred income taxes and $106 million decline in repositioning and other charges.
Net cash used for investing activities increased by $4,696 million due to a $4,252 million increase in cash paid for acquisitions and $479 million net increase in investments.
Net cash provided by financing activities increased by $6,161 million due to a $2,744 million increase in proceeds from issuance of long-term debt, $2,434 million increase in net proceeds of commercial paper, and $779 million decrease in payments of long-term debt.
CASH REQUIREMENTS AND ASSESSMENT OF CURRENT LIQUIDITY
In addition to our normal operating cash requirements, we expect our principal future cash requirements will be to fund capital expenditures, share repurchases, dividends, strategic acquisitions, and debt repayments. On April 24, 2023, the Board of Directors authorized the repurchase of up to $10 billion of Honeywell common stock, including approximately $2.1 billion of remaining availability under the previously announced $10 billion share repurchase authorization. During the six months ended June 30, 2024, we repurchased common stock of $1.2 billion. Refer to the section titled Liquidity and Capital Resources of our 2023 Form 10-K for a discussion of our expected capital expenditures, share repurchases, mergers and acquisitions activity, and dividends for 2024.
We continually seek opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers and transfer of our trade receivables to unaffiliated financial institutions on a true sale basis. The impact of these programs is not material to our overall liquidity.
We continue to assess the relative strength of each business in our portfolio as to strategic fit, market position, profit, and cash flow contribution in order to identify target investment and acquisition opportunities in order to upgrade our combined portfolio. We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. In the second quarter of 2024, we acquired Access Solutions for total consideration of $4.9 billion, net of cash acquired, as well as announced our intention to acquire CAES Systems Holdings LLC for approximately $1.9 billion and Air Products' liquefied natural gas process technology and equipment business for approximately $1.8 billion. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability, or growth potential. These businesses are considered for potential divestiture, restructuring, or other repositioning actions, subject to regulatory constraints. See Note 3 Acquisitions and Divestitures of Notes to Consolidated Financial Statements for additional discussion
In early 2023, we made payments of approximately $1.5 billion in connection with the NARCO Buyout and UOP Matters. Pursuant to the NARCO Amended Buyout Agreement, we received proceeds of $275 million from the HWI Sale during the year ended December 31, 2023. During the three and six months ended June 30, 2024, we received $3 million of proceeds from the HWI Sale and may receive additional consideration in future periods if certain conditions under the definitive sale agreement for the HWI Sale are met. These payments and receipts have not materially impacted our liquidity position. See Note 12 Fair Value Measurements of Notes to Consolidated Financial Statements for additional discussion related to the fair value of future proceeds from the HWI Sale.
Based on past performance and current expectations, we believe that our operating cash flows will be sufficient to meet our future operating cash needs. Our available cash, committed credit lines, and access to the public debt and equity markets provide additional sources of short-term and long-term liquidity to fund current operations, debt maturities, and future investment opportunities. During the first quarter of 2024, our net cash provided by financing activities included proceeds of $5.7 billion from the issuance of long-term debt primarily to fund the Access Solutions acquisition.
See Note 9 Long-term Debt and Credit Agreements of Notes to Consolidated Financial Statements for additional discussion of items impacting our liquidity.
50    Honeywell International Inc.

BORROWINGS
We leverage a variety of debt instruments to manage our overall borrowing costs. As of June 30, 2024, and December 31, 2023, our total borrowings were $27.9 billion and $20.4 billion, respectively.

	June 30, 2024	December 31, 2023
Commercial paper	$4,546	$2,083
Variable rate notes	22	22
Fixed rate notes	23,654	18,530
Other	219	219
Fair value of hedging instruments	(212)	(166)
Debt issuance costs	(297)	(245)
Total borrowings	$27,932	$20,443
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
We also have the following revolving credit agreements:
•A $1.5 billion 364-day credit agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated as of March 18, 2024. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 17, 2025, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 17, 2026, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 364-Day Credit Agreement replaced the previously reported $1.5 billion 364-day credit agreement dated as of March 20, 2023, which was terminated in accordance with its terms effective March 18, 2024. As of June 30, 2024, there were no outstanding borrowings under our 364-Day Credit Agreement.
•A $4.0 billion five-year credit agreement (the 5-Year Credit Agreement) with a syndicate of banks, dated as of March 18, 2024. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 5-Year Credit Agreement amended and restated the previously reported $4.0 billion amended and restated five-year credit agreement dated as of March 20, 2023. As of June 30, 2024, there were no outstanding borrowings under our 5-Year Credit Agreement.
•A $1.5 billion second 364-day credit agreement (the Second 364-Day Credit Agreement) with a syndicate of banks, dated as of July 2, 2024. Amounts borrowed under the Second 364-Day Credit Agreement are required to be repaid no later than July 1, 2025, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on July 1, 2026, or (ii) the Second 364-Day Credit Agreement is terminated earlier pursuant to its terms. As of July 25, 2024, there were no outstanding borrowings under our Second 364-Day Credit Agreement.
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
CREDIT RATINGS
Our ability to access the global debt capital markets and the related cost of these borrowings is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of June 30, 2024, S&P Global Inc. (S&P), Fitch Ratings Inc. (Fitch), and Moody’s Investor Service (Moody's) have ratings on our debt set forth in the table below:

	S&P	Fitch	Moody's
Outlook	Stable	Stable	Positive
Short-term	A-1	F1	P1
Long-term	A	A	A2
51    Honeywell International Inc.

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
Goodwill and Indefinite-Lived Intangible Assets Impairment Testing—The Company’s business combinations typically result in the recognition of goodwill and intangible assets. The Company generally engages an independent third-party valuation specialist for assistance in the allocation of the purchase price and determination of the fair value of goodwill and intangible assets, which involves the use of accounting estimates and assumptions based on information available at or near the acquisition date. The Company believes the accounting estimates and assumptions are reasonable based on information available at the date of acquisition through historical experience and information obtained from management of the acquired entity; however, there is inherent uncertainty in the accounting estimates as assumptions are forward looking and could be affected by future economic and market conditions.
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual, or more frequent if necessary, impairment testing. In testing goodwill and indefinite-lived intangible assets, the fair value is estimated utilizing a discounted cash flow approach, including strategic and annual operating plans, adjusted for terminal value assumptions. These impairment tests involve the use of accounting estimates and assumptions, and changes to those assumptions could materially impact our financial condition or operating performance if actual results differ from such accounting estimates and assumptions. To address this uncertainty, we perform sensitivity analyses on key accounting estimates and assumptions. Once the fair value is determined, if the carrying amount exceeds the fair value, it is impaired. Any impairment is measured as the difference between the carrying amount and its fair value.
Definite-Lived Intangible Assets—The Company’s business combinations typically result in the recognition of customer relationships, patents, and trademarks, in addition to other definite-lived intangible assets. The determination of fair value for definite-lived intangible assets, useful lives (for depreciation / amortization purposes) and whether or not intangible assets are impaired involves the use of accounting estimates and assumptions. The assumptions used in developing the accounting estimates may include business growth rates, sales volume, selling prices and costs, cash flows, and the discount rate selected and changes to those assumptions could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions.
We evaluate the recoverability of the carrying amount of our definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of a definite-lived intangible asset group may not be fully recoverable. The principal factors in considering when to perform an impairment review are as follows:
•    Significant under-performance (i.e., declines in sales, earnings, or cash flows) of a business or product line in relation to expectations;
•    Annual operating plans or strategic plan outlook that indicates an unfavorable trend in operating performance of a business or product line;
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
The fair value estimates are subject to changes in the economic environment, including market interest rates and expected volatility. Management believes the estimates of future cash flows and fair values are reasonable; however, changes in estimates due to variances from assumptions could materially affect the valuations.
52    Honeywell International Inc.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2023 Annual Report on Form 10-K. As of June 30, 2024, there has been no material change in this information.
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
53    Honeywell International Inc.

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
During the three months ended June 30, 2024, Honeywell purchased 2,707,020 shares of its common stock, par value $1 per share. As of June 30, 2024, $5.9 billion remained available for additional share repurchases. The following table summarizes our purchases of Honeywell's common stock for the three months ended June 30, 2024:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (Dollars in millions)
March 31, 2024 - April 27, 2024	1,445,121	$194.87	1,445,121	$6,151
April 28, 2024 - May 25, 2024	972,196	$194.62	972,196	$5,962
May 26, 2024 - June 29, 2024	289,703	$199.30	289,703	$5,904
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
ITEM 5. OTHER INFORMATION
On April 14, 2024, the Company entered into an amendment (Original Amendment) to the indemnification and reimbursement agreement with Resideo, which is incorporated by reference in Exhibit 10.1. On June 14, 2024, the Company amended and restated the Original Amendment, which is filed herewith as Exhibit 10.2. The amendment provides that certain covenants set forth in Exhibit G of the indemnification and reimbursement agreement will be modified to substantially conform the covenants with those contained in Resideo's credit agreement (as and when such covenants in the credit agreement are amended in connection with the acquisition and financing transactions that Resideo announced on April 15, 2024).
EQUITY TRADING ARRANGEMENTS ELECTIONS
Certain executive officers and directors of the Company may execute purchases and sales of the Company's common stock through Rule 10b5-1 and non-Rule 10b5-1 equity trading arrangements.
During the three months ended June 30, 2024, none of our executive officers or directors adopted, terminated, or modified a "Rule 10b5-1 trading arrangement," or adopted, terminated, or modified any "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).
55    Honeywell International Inc.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Fifth Amendment, dated April 14, 2024, to Indemnification and Reimbursement Agreement dated October 14, 2018 among Honeywell and Resideo Intermediate Holding Inc. (incorporated by reference to Exhibit 10.3 to Honeywell's Form 10-Q for the quarter ended March 31, 2024)

10.2	Amended and Restated Fifth Amendment, dated June 14, 2024, to Indemnification and Reimbursement Agreement dated October 14, 2018 among Honeywell and Resideo Intermediate Holding Inc. (filed herewith)
10.3
Second 364-Day Credit Agreement, dated as of July 2, 2024, among Honeywell International Inc., the banks, financial institutions, and other institutional parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Honeywell's Form 8-K filed July 2, 2024)

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

HONEYWELL INTERNATIONAL INC.

Date: July 25, 2024	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

57    Honeywell International Inc.