Form 10-Q
period 2024-09-30
HONEYWELL INTERNATIONAL INC
filed 2024-10-24
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 650,247,380 shares of Common Stock outstanding at September 30, 2024.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
We describe many of the trends and other factors that drive our business and future results in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other parts of this report (including Part II, Item 1A Risk Factors). Such discussions contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are those that address activities, events, or developments that management intends, expects, projects, believes, or anticipates will or may occur in the future and include statements related to the proposed spin-off of the Company's Advanced Materials business into a stand-alone, publicly traded company. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors, many of which are difficult to predict and outside of our control. They are not guarantees of future performance, and actual results, developments, and business decisions may differ significantly from those envisaged by our forward-looking statements. We do not undertake to update or revise any of our forward-looking statements, except as required by applicable securities law. Our forward-looking statements are also subject to material risks and uncertainties, including ongoing macroeconomic and geopolitical risks, such as lower GDP growth or recession, supply chain disruptions, capital markets volatility, inflation, and certain regional conflicts, that can affect our performance in both the near- and long-term. In addition, no assurance can be given that any plan, initiative, projection, goal, commitment, expectation, or prospect set forth in this Form 10-Q can or will be achieved. These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission (SEC), including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in this report and our 2023 Annual Report on Form 10-K. Any forward-looking plans described herein are not final and may be modified or abandoned at any time.
1    Honeywell International Inc.

ABOUT HONEYWELL
Honeywell International Inc. (Honeywell, we, us, our, or the Company) is an integrated operating company serving a broad range of industries and geographies around the world. Our business is aligned with three powerful megatrends - automation, the future of aviation, and energy transition - underpinned by our Honeywell Accelerator operating system and Honeywell Connected Enterprise integrated software platform. Our portfolio of solutions is uniquely positioned to blend physical products with software to serve customers worldwide with aerospace products and services, energy efficient products and solutions for businesses, specialty chemicals, electronic and advanced materials, process technology for refining and petrochemicals, and productivity, sensing, safety, and security technologies for buildings and industries. Our products and solutions enable a safer, more comfortable, and more productive world, enhancing the quality of life of people around the globe. The Honeywell brand dates back to 1906, and the Company was incorporated in Delaware in 1985.
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
2    Honeywell International Inc.

PART I. FINANCIAL INFORMATION
The financial statements and related notes as of September 30, 2024, should be read in conjunction with the financial statements for the year ended December 31, 2023, contained in the Company's 2023 Annual Report on Form 10-K.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions, except per share amounts)
Product sales	$6,590	$6,294	$19,330	$19,045
Service sales	3,138	2,918	9,080	8,177
Net sales	9,728	9,212	28,410	27,222
Costs, expenses and other
Cost of products sold	4,166	4,090	12,448	12,291
Cost of services sold	1,813	1,580	4,970	4,503
Total Cost of products and services sold	5,979	5,670	17,418	16,794
Research and development expenses	368	364	1,110	1,096
Selling, general and administrative expenses	1,398	1,252	4,061	3,831
Impairment of assets held for sale	125	—	125	—
Other (income) expense	(263)	(247)	(740)	(715)
Interest and other financial charges	297	206	767	563
Total costs, expenses and other	7,904	7,245	22,741	21,569
Income before taxes	1,824	1,967	5,669	5,653
Tax expense	409	452	1,219	1,229
Net income	1,415	1,515	4,450	4,424
Less: Net income attributable to noncontrolling interest	2	1	30	29
Net income attributable to Honeywell	$1,413	$1,514	$4,420	$4,395
Earnings per share of common stock—basic	$2.17	$2.29	$6.79	$6.61
Earnings per share of common stock—assuming dilution	$2.16	$2.27	$6.75	$6.56

The Notes to Consolidated Financial Statements are an integral part of this statement.

3    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net income	$1,415	$1,515	$4,450	$4,424
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(288)	59	(229)	(76)
Pension and other postretirement benefit adjustments	(6)	(14)	(16)	(38)
Changes in fair value of available for sale investments	—	—	(1)	3
Cash flow hedges recognized in other comprehensive income (loss)	(15)	29	(11)	59
Less: Reclassification adjustment for gains (losses) included in net income	(1)	17	15	30
Changes in fair value of cash flow hedges	(14)	12	(26)	29
Other comprehensive income (loss), net of tax	(308)	57	(272)	(82)
Comprehensive income	1,107	1,572	4,178	4,342
Less: Comprehensive income (loss) attributable to the noncontrolling interest	23	(2)	27	23
Comprehensive income attributable to Honeywell	$1,084	$1,574	$4,151	$4,319

The Notes to Consolidated Financial Statements are an integral part of this statement.

4    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2024	December 31, 2023
	(Dollars in millions)
ASSETS
Current assets
Cash and cash equivalents	$10,644	$7,925
Short-term investments	275	170
Accounts receivable, less allowances of $319 and $323, respectively	7,884	7,530
Inventories	6,338	6,178
Assets held for sale	1,518	—
Other current assets	1,505	1,699
Total current assets	28,164	23,502
Investments and long-term receivables	1,463	939
Property, plant and equipment—net	5,822	5,660
Goodwill	21,270	18,049
Other intangible assets—net	5,749	3,231
Insurance recoveries for asbestos-related liabilities	160	170
Deferred income taxes	374	392
Other assets	10,490	9,582
Total assets	$73,492	$61,525
LIABILITIES
Current liabilities
Accounts payable	$6,640	$6,849
Commercial paper and other short-term borrowings	3,135	2,085
Current maturities of long-term debt	1,760	1,796
Accrued liabilities	7,566	7,809
Liabilities held for sale	433	—
Total current liabilities	19,534	18,539
Long-term debt	25,934	16,562
Deferred income taxes	2,077	2,094
Postretirement benefit obligations other than pensions	122	134
Asbestos-related liabilities	1,422	1,490
Other liabilities	6,422	6,265
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital—common stock issued	958	958
—additional paid-in capital	9,554	9,062
Common stock held in treasury, at cost	(38,989)	(38,008)
Accumulated other comprehensive income (loss)	(4,404)	(4,135)
Retained earnings	50,287	47,979
Total Honeywell shareowners’ equity	17,406	15,856
Noncontrolling interest	568	578
Total shareowners’ equity	17,974	16,434
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$73,492	$61,525

The Notes to Consolidated Financial Statements are an integral part of this statement.

5    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Cash flows from operating activities
Net income	$4,450	$4,424
Less: Net income attributable to noncontrolling interest	30	29
Net income attributable to Honeywell	4,420	4,395
Adjustments to reconcile net income attributable to Honeywell to net cash provided by (used for) operating activities
Depreciation	500	493
Amortization	457	382
Impairment of assets held for sale	125	—
Repositioning and other charges	189	331
Net payments for repositioning and other charges	(329)	(323)
NARCO Buyout payment	—	(1,325)
Pension and other postretirement income	(443)	(410)
Pension and other postretirement benefit payments	(25)	(25)
Stock compensation expense	153	148
Deferred income taxes	(46)	168
Other	(641)	(554)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures
Accounts receivable	(218)	(344)
Inventories	(233)	(448)
Other current assets	195	141
Accounts payable	(142)	96
Accrued liabilities	(146)	(340)
Net cash provided by operating activities	3,816	2,385
Cash flows from investing activities
Capital expenditures	(771)	(675)
Proceeds from disposals of property, plant and equipment	—	21
Increase in investments	(698)	(404)
Decrease in investments	564	808
Receipts (payments) from settlements of derivative contracts	(250)	212
Cash paid for acquisitions, net of cash acquired	(7,047)	(716)
Net cash used for investing activities	(8,202)	(754)
Cash flows from financing activities
Proceeds from issuance of commercial paper and other short-term borrowings	9,516	10,727
Payments of commercial paper and other short-term borrowings	(8,477)	(11,484)
Proceeds from issuance of common stock	349	151
Proceeds from issuance of long-term debt	10,407	2,985
Payments of long-term debt	(1,381)	(1,410)
Repurchases of common stock	(1,200)	(2,187)
Cash dividends paid	(2,161)	(2,144)
Other	5	(65)
Net cash provided by (used for) financing activities	7,058	(3,427)
Effect of foreign exchange rate changes on cash and cash equivalents	47	(61)
Net increase (decrease) in cash and cash equivalents	2,719	(1,857)
Cash and cash equivalents at beginning of period	7,925	9,627
Cash and cash equivalents at end of period	$10,644	$7,770

The Notes to Consolidated Financial Statements are an integral part of this statement.

6    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Shares	$	Shares	$	Shares	$	Shares	$
	(In millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		9,495		8,866		9,062		8,564
Issued for employee savings and option plans		14		—		303		193
Stock compensation expense		45		39		153		148
Impact of Quantinuum contribution		—		—		36		—
Ending balance		9,554		8,905		9,554		8,905
Treasury stock
Beginning balance	(307.9)	(39,007)	(293.6)	(35,510)	(305.8)	(38,008)	(290.0)	(34,443)
Reacquired stock or repurchases of common stock	—	—	(5.3)	(1,011)	(6.1)	(1,200)	(11.3)	(2,187)
Issued for employee savings and option plans	0.5	18	0.6	14	4.5	219	3.0	123
Ending balance	(307.4)	(38,989)	(298.3)	(36,507)	(307.4)	(38,989)	(298.3)	(36,507)
Retained earnings
Beginning balance		49,576		46,596		47,979		45,093
Net income attributable to Honeywell		1,413		1,514		4,420		4,395
Dividends on common stock		(702)		(684)		(2,112)		(2,062)
Ending balance		50,287		47,426		50,287		47,426
Accumulated other comprehensive income (loss)
Beginning balance		(4,075)		(3,611)		(4,135)		(3,475)
Foreign exchange translation adjustment		(309)		62		(226)		(70)
Pension and other postretirement benefit adjustments		(6)		(14)		(16)		(38)
Changes in fair value of available for sale investments		—		—		(1)		3
Changes in fair value of cash flow hedges		(14)		12		(26)		29
Ending balance		(4,404)		(3,551)		(4,404)		(3,551)
Noncontrolling interest
Beginning balance		563		595		578		622
Net income attributable to noncontrolling interest		2		1		30		29
Foreign exchange translation adjustment		21		(3)		(3)		(6)
Dividends paid		(18)		(49)		(66)		(101)
Contributions from noncontrolling interest holders		—		—		29		—
Ending balance		568		544		568		544
Total shareowners' equity	650.2	17,974	659.3	17,775	650.2	17,974	659.3	17,775
Cash dividends per share of common stock		$1.08		$1.03		$3.24		$3.09

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
Honeywell reports its quarterly financial information using a calendar convention; the first, second, and third quarters are consistently reported as ending on March 31, June 30, and September 30, respectively. It is Honeywell's practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires Honeywell's businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on the Company's business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, Honeywell will provide appropriate disclosures. Honeywell's actual closing dates for the three and nine months ended September 30, 2024, and 2023, were September 28, 2024, and September 30, 2023, respectively.
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
SUPPLY CHAIN FINANCING
Amounts outstanding related to supply chain financing programs are included in Accounts payable in the Consolidated Balance Sheet. Accounts payable included approximately $1,034 million and $1,112 million as of September 30, 2024, and December 31, 2023, respectively. The impact of these programs is not material to the Company's overall liquidity.
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
NOTE 3. ACQUISITIONS, DIVESTITURES AND ASSETS AND LIABILITIES HELD FOR SALE
ACQUISITIONS
Air Products' Liquefied Natural Gas Process Technology and Equipment Business
On September 30, 2024, the Company acquired 100% of the outstanding equity interests of Air Products' liquefied natural gas process technology and equipment business (LNG), strengthening the Company's energy transition portfolio, for total consideration of $1,837 million, net of cash acquired. The business will be included within the Energy and Sustainability Solutions reportable business segment. The following table summarizes the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed at the date of acquisition. These balances are not included in the Consolidated Balance Sheet as of September 30, 2024, as the date of acquisition occurred during the Company's fiscal period for the three months ended December 31, 2024.

Current assets	$74
Intangible assets	931
Other noncurrent assets	68
Current liabilities	(100)
Noncurrent liabilities	(2)
Net assets acquired	971
Goodwill	866
Purchase price	$1,837
The LNG identifiable intangible assets primarily include customer relationships and technology which will amortize over their estimated useful lives ranging from 4 to 20 years using accelerated amortization methods. The goodwill is deductible for tax purposes. The balances above will be included within the Consolidated Balance Sheet as of December 31, 2024. As of September 30, 2024, the purchase accounting is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, working capital adjustments, and tax balances.
9    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
CAES Systems Holdings LLC
On August 30, 2024, the Company acquired 100% of the outstanding equity interests of CAES Systems Holdings LLC (CAES), enhancing the Company's defense and space portfolio with high-reliability radio frequency technologies, for total consideration of $1,930 million, net of cash acquired. The business is included within the Aerospace Technologies reportable business segment. The following table summarizes the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed that are included in the Consolidated Balance Sheet as of September 30, 2024:

Current assets	$332
Intangible assets	1,205
Other noncurrent assets	185
Current liabilities	(121)
Noncurrent liabilities	(167)
Net assets acquired	1,434
Goodwill	539
Purchase price	$1,973
The CAES identifiable intangible assets primarily include customer relationships and trademarks which will amortize over their estimated useful lives ranging from 2 to 15 years using straight line and accelerated amortization methods. The goodwill is not deductible for tax purposes. As of September 30, 2024, the purchase accounting for CAES is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, working capital adjustments, and tax balances.
Civitanavi Systems S.p.A.
On August 19, 2024, the Company completed the acquisition of Civitanavi Systems S.p.A., a leader in position navigation and timing technology for the aerospace, defense, and industrial markets, for total consideration of $200 million, net of cash acquired. The business is included within the Aerospace Technologies reportable business segment. The assets and liabilities acquired with Civitanavi Systems S.p.A. are included in the Consolidated Balance Sheet as of September 30, 2024, including $75 million of intangible assets and $107 million of goodwill, which is not deductible for tax purposes. As of September 30, 2024, the purchase accounting is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, and tax balances.
Carrier Global Corporation's Global Access Solutions Business
On June 3, 2024, the Company acquired 100% of the outstanding equity interests of Carrier Global Corporation's Global Access Solutions business (Access Solutions), an innovative global leader in advanced access and security solutions, electronic locking systems, and contactless mobile key solutions, for total consideration of $4,917 million, net of cash acquired. The business is included in the Building Automation reportable business segment. The following table summarizes the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed that are included in the Consolidated Balance Sheet as of September 30, 2024:

Current assets	$244
Intangible assets	2,050
Other noncurrent assets	20
Current liabilities	(135)
Noncurrent liabilities	(7)
Net assets acquired	2,172
Goodwill	2,826
Purchase price	$4,998
The Access Solutions identifiable intangible assets primarily include customer relationships, technology, and trademarks which will amortize over their estimated useful lives ranging from 10 to 20 years using straight line and accelerated amortization methods. The majority of the goodwill is deductible for tax purposes. As of September 30, 2024, the purchase accounting for Access Solutions is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, working capital adjustments, and tax balances.
10    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
SCADAfence
On August 25, 2023, the Company acquired 100% of the outstanding equity interests of SCADAfence, a provider of operational technology and Internet of Things cybersecurity solutions for monitoring large scale networks, for total consideration of $52 million, net of cash acquired. The business is included in the Industrial Automation reportable business segment. The assets and liabilities acquired with SCADAfence are included in the Consolidated Balance Sheet as of September 30, 2024, including $17 million of intangible assets and $42 million of goodwill, which is not deductible for tax purposes. The Company finalized the evaluation for the fair value of all the assets and liabilities acquired with SCADAfence during the third quarter of 2024.
Compressor Controls Corporation
On June 30, 2023, the Company acquired 100% of the outstanding equity interests of Compressor Controls Corporation, a turbomachinery services and controls company based in the United States, for total cash consideration of $673 million, net of cash acquired. The business is included in the Industrial Automation reportable business segment. The assets and liabilities acquired with Compressor Controls Corporation are included in the Consolidated Balance Sheet as of September 30, 2024, including $282 million of intangible assets and $351 million allocated to goodwill, which is deductible for tax purposes. The identifiable intangible assets primarily include customer relationships amortized over an estimated life of 15 years using an excess earnings amortization method. The Company finalized the evaluation for the fair value of all the assets and liabilities acquired with Compressor Controls Corporation during the second quarter of 2024.
DIVESTITURES
For the nine months ended September 30, 2024, and 2023, there were no significant divestitures that closed individually or in the aggregate.
11    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
ASSETS AND LIABILITIES HELD FOR SALE
During the third quarter of 2024, the Company concluded the assets and liabilities of the personal protective equipment business, which is part of the Sensing and Safety Technologies business unit within the Industrial Automation reportable business segment, met the held for sale criteria as of September 30, 2024; therefore, the Company presented the associated assets and liabilities of the business as held for sale in the Consolidated Balance Sheet as of September 30, 2024. The disposal group, consisting of the associated assets and liabilities, is measured at the lower of carrying value or fair value less costs to sell. Depreciation and amortization expense is not recorded for the period in which assets are classified as held for sale. The carrying amount of any assets, including goodwill, that are part of the disposal group, but not in the scope of ASC 360-10, are tested for impairment under the relevant guidance prior to measuring the disposal group at fair value, less costs to sell.
Upon classification of the assets and liabilities of the business as held for sale, the Company performed an evaluation to assess the recoverability of the carrying value of the assets held for sale. The Company recognized a valuation allowance of $125 million in the third quarter of 2024 to write down the disposal group to fair value, less costs to sell. The carrying value is based on the use of estimates and is subject to change based on future developments leading up to the closing date of a sale, and actual amounts realized upon sale may vary from those recorded as of September 30, 2024.
The following table summarizes the assets and liabilities classified as held for sale in the Consolidated Balance Sheet:

September 30, 2024
Assets held for sale
Accounts receivable	$190
Inventories	201
Other current assets	50
Investments and long-term receivables	4
Property, plant and equipment—net	159
Goodwill	411
Other intangible assets—net	608
Other assets	20
Valuation allowance on assets held for sale[1]	(125)
Total Assets held for sale	$1,518
Liabilities held for sale
Accounts payable	$174
Accrued liabilities	115
Deferred income taxes	120
Postretirement benefit obligations other than pensions	11
Other liabilities	13
Total Liabilities held for sale	$433

1	The valuation allowance on assets held for sale primarily relates to losses on foreign currency translation which are expected to be reclassified out of accumulated other comprehensive loss upon close of a sale.
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
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 4. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
The Company has a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following disaggregated revenue table and related discussions by reportable business segment for details:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Aerospace Technologies
Commercial Aviation Original Equipment	$617	$563	$1,959	$1,711
Commercial Aviation Aftermarket	1,758	1,634	5,215	4,590
Defense and Space	1,537	1,302	4,298	3,650
Net Aerospace Technologies sales	3,912	3,499	11,472	9,951
Industrial Automation
Sensing and Safety Technologies	452	498	1,368	1,509
Productivity Solutions and Services	289	304	909	994
Process Solutions	1,522	1,493	4,527	4,460
Warehouse and Workflow Solutions	238	335	681	1,197
Net Industrial Automation sales	2,501	2,630	7,485	8,160
Building Automation
Products	1,059	894	2,780	2,720
Building Solutions	686	636	1,962	1,807
Net Building Automation sales	1,745	1,530	4,742	4,527
Energy and Sustainability Solutions
UOP	654	668	1,830	1,856
Advanced Materials	909	883	2,862	2,723
Net Energy and Sustainability Solutions sales	1,563	1,551	4,692	4,579
Corporate and All Other	7	2	19	5
Net sales	$9,728	$9,212	$28,410	$27,222
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
Energy and Sustainability Solutions – A global provider of industry leading technology, processing, and licensing capabilities combined with material science capabilities and innovative chemistry to offer focused solutions integral to facilitating the world's energy transition. The reportable business segment is comprised of UOP and Advanced Materials business units. The UOP business provides sustainable aviation fuels, petrochemical and refining technologies, and carbon management solutions across multiple sectors through process technology solutions, products, including catalysts and adsorbents, equipment and aftermarket services. The Advanced Materials business provides customers with its Solstice lower global warming potential refrigeration and heating solutions, Spectra fibers for high end protective armor and medical applications, and leading-edge semiconductor materials. Honeywell Forge solutions serve customer asset productivity and efficiency needs by providing connectivity, data integration, and software solutions to generate a holistic view of their operations.
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
The Company recognizes revenue arising from performance obligations outlined in contracts with its customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based off timing of recognition is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Products, transferred point in time	56%	57%	57%	58%
Products, transferred over time	12	11	11	12
Net product sales	68	68	68	70
Services, transferred point in time	3	12	4	10
Services, transferred over time	29	20	28	20
Net service sales	32	32	32	30
Net sales	100%	100%	100%	100%
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
14    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.
The following table summarizes the Company's contract assets and liabilities balances:

	2024	2023
Contract assets—January 1	$2,013	$2,294
Contract assets—September 30[1]	2,263	2,418
Change in contract assets—increase (decrease)	$250	$124
Contract liabilities—January 1	$(4,326)	$(4,583)
Contract liabilities—September 30[2]	(3,928)	(4,081)
Change in contract liabilities—decrease (increase)	$398	$502
Net change	$648	$626

1	As of September 30, 2024, contract assets excludes $4 million that are included in Assets held for sale in the Consolidated Balance Sheet. Refer to Note 3.
2	As of September 30, 2024, contract liabilities excludes $18 million that are included in Liabilities held for sale in the Consolidated Balance Sheet. Refer to Note 3.
For the three and nine months ended September 30, 2024, the Company recognized revenue of $454 million and $1,941 million, respectively, that was previously included in the beginning balance of contract liabilities. For the three and nine months ended September 30, 2023, the Company recognized revenue of $333 million and $1,814 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets included $2,183 million and $1,949 million of unbilled balances under long-term contracts as of September 30, 2024, and December 31, 2023, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.
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
15    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table outlines the Company's remaining performance obligations disaggregated by reportable business segment:

September 30, 2024
Aerospace Technologies	$15,109
Industrial Automation	5,677
Building Automation	8,536
Energy and Sustainability Solutions	4,988
Corporate and All Other[1]	27
Total performance obligations	$34,337

1	The remaining performance obligations within Corporate and All Other relate to the Quantinuum business.
Performance obligations recognized as of September 30, 2024, will be satisfied over the course of future periods. The Company's disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 55% and 45%, respectively.
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
NOTE 5. REPOSITIONING AND OTHER CHARGES
A summary of net repositioning and other charges follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Severance	$38	$35	$91	$121
Asset impairments	3	16	5	37
Exit costs	15	36	48	98
Reserve adjustments	(28)	(23)	(55)	(40)
Total net repositioning charges	28	64	89	216
Asbestos-related charges, net of insurance and reimbursements	18	24	54	79
Probable and reasonably estimable environmental liabilities, net of reimbursements	6	6	29	40
Other charges	—	(6)	17	(4)
Total net repositioning and other charges	$52	$88	$189	$331
The following table summarizes the pre-tax distribution of total net repositioning and other charges by classification in the Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of products and services sold	$23	$57	$109	$200
Selling, general and administrative expenses	29	31	63	122
Other (income) expense	—	—	17	9
Total net repositioning and other charges	$52	$88	$189	$331
16    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the pre-tax amount of total net repositioning and other charges by reportable business segment. These amounts are excluded from segment profit as described in Note 18 Segment Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Aerospace Technologies	$(7)	$10	$1	$21
Industrial Automation	21	26	49	115
Building Automation	1	9	1	40
Energy and Sustainability Solutions	1	19	20	24
Corporate and All Other	36	24	118	131
Total net repositioning and other charges	$52	$88	$189	$331
NET REPOSITIONING CHARGES
In the three months ended September 30, 2024, the Company recognized gross repositioning charges totaling $56 million, including severance costs of $38 million related to workforce reductions of 727 manufacturing and administrative positions primarily in the Company's Industrial Automation and Aerospace Technologies reportable business segments. The workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $3 million related to the write-down of certain assets within the Company's Industrial Automation reportable business segment. The repositioning charges also included exit costs of $15 million related to current period costs incurred for closure obligations associated with site transitions primarily in the Company's Industrial Automation reportable business segment and corporate function. Also, $28 million of previously established reserves, primarily for severance, were returned to income due to higher-than-expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
In the three months ended September 30, 2023, the Company recognized gross repositioning charges totaling $87 million, including severance costs of $35 million related to workforce reductions of 1,567 manufacturing and administrative positions primarily in the Company's Building Automation and Industrial Automation reportable business segments. The workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $16 million primarily related to the write-down of certain assets within the Company's Industrial Automation reportable business segment. The repositioning charges also included exit costs of $36 million related to current period costs incurred for closure obligations associated with site transitions primarily in the Company's Industrial Automation and Energy and Sustainability Solutions reportable business segments. Also, $23 million of previously established reserves, primarily for severance, were returned to income due to adjustments to the scope of previously announced repositioning actions.
In the nine months ended September 30, 2024, the Company recognized gross repositioning charges totaling $144 million, including severance costs of $91 million related to workforce reductions of 2,734 manufacturing and administrative positions primarily in the Company's Industrial Automation and Aerospace Technologies reportable business segments and corporate function. The workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $5 million related to the write-down of certain assets within the Company's Industrial Automation reportable business segment. The repositioning charges also included exit costs of $48 million related to current period costs incurred for closure obligations associated with site transitions primarily in the Company's Industrial Automation reportable business segment and corporate function. Also, $55 million of previously established reserves, primarily for severance, were returned to income due to adjustments to the scope of previously announced repositioning actions.
In the nine months ended September 30, 2023, the Company recognized gross repositioning charges totaling $256 million, including severance costs of $121 million related to workforce reductions of 4,128 manufacturing and administrative positions primarily in the Company's Industrial Automation and Building Automation reportable business segments. The workforce reductions primarily related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $37 million related to the write-down of certain assets within the Company's Industrial Automation reportable business segment. The repositioning charges also included exit costs of $98 million related to current period costs incurred for closure obligations associated with site transitions across all of the Company's reportable business segments and corporate function. Also, $40 million of previously established reserves, primarily for severance, were returned to income due to adjustments to the scope of previously announced repositioning actions.
17    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the status of the Company's total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2023	$188	$—	$91	$279
Charges	91	5	48	144
Usage—cash	(72)	—	(73)	(145)
Usage—noncash	—	10	—	10
Foreign currency translation	(9)	—	—	(9)
Adjustments	(26)	(15)	(14)	(55)
Reclassifications to Liabilities held for sale	(14)	—	(8)	(22)
Balance at September 30, 2024	$158	$—	$44	$202
Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the nine months ended September 30, 2024, and 2023, were $41 million and $40 million, respectively.
OTHER CHARGES
In 2022, the Company recognized $295 million of Other charges related to the initial suspension and the wind down of the Company's business and operations in Russia. These costs impacted all reportable business segments, with the most significant impact within the historical Performance Materials and Technologies reportable business segment. The Other charges include costs recorded in Cost of products sold, Selling, general and administrative expenses, or Other (income) expense in the Consolidated Statement of Operations. During the nine months ended September 30, 2024, the Company recognized Other charges of $17 million related to the settlement of a contractual dispute with a Russian entity associated with the Company's suspension and wind down activities in Russia. The charges were recorded in Other (income) expense in the Consolidated Statement of Operations.
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
NOTE 6. INCOME TAXES
The effective tax rate was higher than the U.S. federal statutory rate of 21% and decreased in 2024 compared to 2023 due to increased benefit from taxes on non-U.S. earnings and employee share-based compensation, partially offset by a nondeductible impairment loss on assets held for sale.
NOTE 7. INVENTORIES

	September 30, 2024	December 31, 2023
Raw materials	$1,504	$1,704
Work in process	1,275	1,217
Finished products	3,559	3,257
Total Inventories[1]	$6,338	$6,178

1	As of September 30, 2024, Total Inventories excludes $201 million that are included in Assets held for sale in the Consolidated Balance Sheet. Refer to Note 3.
18    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS—NET
The following table summarizes the change in the carrying amount of goodwill for the nine months ended September 30, 2024, by reportable business segment:

	December 31, 2023	Acquisitions/ Divestitures	Currency Translation Adjustment	Reclassified to Assets Held for Sale	September 30, 2024
Aerospace Technologies	$2,386	$646	$10	$—	$3,042
Industrial Automation	9,650	—	63	(411)	9,302
Building Automation	3,380	2,826	40	—	6,246
Energy and Sustainability Solutions	1,727	—	4	—	1,731
Corporate and All Other	906	—	43	—	949
Total Goodwill	$18,049	$3,472	$160	$(411)	$21,270
Other intangible assets are comprised of:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-life intangibles
Patents and technology	$2,659	$(1,833)	$826	$2,399	$(1,837)	$562
Customer relationships	6,457	(2,231)	4,226	4,199	(2,601)	1,598
Trademarks	421	(296)	125	362	(284)	78
Other	413	(281)	132	299	(277)	22
Total definite-life intangibles—net	9,950	(4,641)	5,309	7,259	(4,999)	2,260
Indefinite-life intangibles
Trademarks[2]	440	—	440	971	—	971
Total Other intangible assets—net[1]	$10,390	$(4,641)	$5,749	$8,230	$(4,999)	$3,231

1
As of September 30, 2024, Total Other intangible assets-net excludes net carrying amount of $125 million of customer relationships and net carrying amount of $483 million of indefinite-life trademarks that are included in Assets held for sale in the Consolidated Balance Sheet. Refer to Note 3.

2	An impairment charge of $48 million was recorded on indefinite-lived intangible assets related to the personal protective equipment business during the three months ended September 30, 2024.
Other intangible assets amortization includes $120 million and $275 million of acquisition-related intangible amortization expense for the three and nine months ended September 30, 2024, respectively, and $87 million and $216 million for the three and nine months ended September 30, 2023, respectively.
19    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 9. LONG-TERM DEBT AND CREDIT AGREEMENTS

	September 30, 2024	December 31, 2023
0.00% Euro notes due 2024	$—	$547
2.30% notes due 2024	—	750
4.85% notes due 2024	400	400
1.35% notes due 2025	1,250	1,250
2.50% notes due 2026	1,500	1,500
1.10% notes due 2027	1,000	1,000
3.50% Euro notes due 2027	728	711
4.65% notes due 2027	1,150	—
4.95% notes due 2028	500	500
2.25% Euro notes due 2028	840	820
4.25% notes due 2029	750	750
2.70% notes due 2029	750	750
4.875% notes due 2029	500	—
4.70% notes due 2030	1,000	—
3.375% Euro notes due 2030	840	—
1.95% notes due 2030	1,000	1,000
4.95% notes due 2031	500	—
1.75% notes due 2031	1,500	1,500
4.75% notes due 2032	650	—
0.75% Euro notes due 2032	560	547
3.75% Euro notes due 2032	560	547
5.00% notes due 2033	1,100	1,100
4.50% notes due 2034	1,000	1,000
4.125% Euro notes due 2034	1,119	1,094
5.00% notes due 2035	1,450	—
3.75% Euro notes due 2036	840	—
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	442	442
2.80% notes due 2050	750	750
5.25% notes due 2054	1,750	—
5.35% notes due 2064	650	—
4.37% Term Loan due 2027	1,000	—
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases), 4.6% weighted average interest rate maturing at various dates through 2031	420	217
Fair value of hedging instruments	(89)	(166)
Debt issuance costs	(310)	(245)
Total Long-term debt and current related maturities	27,694	18,358
Less: Current maturities of long-term debt	1,760	1,796
Total Long-term debt	$25,934	$16,562
20    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Issuances of Senior Notes
On August 1, 2024, the Company issued $1.15 billion 4.65% Senior Notes due 2027, $1.0 billion 4.70% Senior Notes due 2030, $650 million 4.75% Senior Notes due 2032, and $700 million 5.00% Senior Notes due 2035 (collectively, the August 2024 USD Notes). The Company may redeem the August 2024 USD Notes at any time, and from time to time, in whole or in part, at the Company's option at the applicable redemption price. The offering provided gross proceeds of $3.5 billion, offset by $20 million in discount and closing costs related to the offering.
On March 1, 2024, the Company issued $500 million 4.875% Senior Notes due 2029, $500 million 4.95% Senior Notes due 2031, $750 million 5.00% Senior Notes due 2035, $1.75 billion 5.25% Senior Notes due 2054, and $650 million 5.35% Senior Notes due 2064 (collectively, the March 2024 USD Notes). The Company may redeem the March 2024 USD Notes at any time, and from time to time, in whole or in part, at the Company's option at the applicable redemption price. The offering provided gross proceeds of $4.2 billion, offset by $44 million in discount and closing costs related to the offering.
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
The August 2024 USD Notes, March 2024 USD Notes, and 2024 Euro Notes are senior unsecured and unsubordinated obligations of the Company and rank equally with each other and with all of the Company's existing and future senior unsecured debt and senior to all of the Company's subordinated debt. The Company intends to use the proceeds from the issuances for general corporate purposes, which may include, among other things, the repayment of outstanding debt and financing of possible acquisitions or business expansion.
Repayments of Senior Notes
On August 15, 2024, the Company repaid its 2.30% notes due 2024.
On March 11, 2024, the Company repaid its 0.00% Euro notes due 2024.
Term Loan Agreements
On August 12, 2024, the Company entered into a Fixed Rate Term Loan Credit Agreement (the Fixed Rate Term Loan Credit Agreement). The Fixed Rate Term Loan Credit Agreement provides for term loans in an aggregate principal amount of $1.0 billion at an interest rate of 4.370% and is maintained for general corporate purposes. Amounts borrowed under the Fixed Rate Term Loan Credit Agreement are required to be repaid no later than August 12, 2027, unless the Fixed Rate Term Loan Credit Agreement is terminated earlier pursuant to its terms. Amounts borrowed under the Fixed Rate Term Loan Credit Agreement may be repaid at the Company’s election at any time, and from time to time, in whole or in part. Prior to August 12, 2026, principal payments in respect of the term loans will be subject to a make-whole premium, not to exceed 101% of the aggregate principal amount of the term loans to be prepaid. As of September 30, 2024, there were $1.0 billion of borrowings outstanding under the Fixed Rate Term Loan Credit Agreement.
On May 13, 2024, an affiliate of the Company (the borrower) entered into a Term Loan Facility Agreement (the Euro Term Loan Credit Agreement) that provides for term loans in an aggregate principal amount of up to €210 million at a variable interest rate of EURIBOR plus 60 basis points. Amounts borrowed under the Euro Term Loan Credit Agreement were used to fund the voluntary tender offer of Civitanavi Systems S.p.A. in Italy (together with certain fees and expenses related thereto) and are required to be repaid no later than August 16, 2026. Amounts borrowed under the Euro Term Loan Credit Agreement may be repaid at the borrower’s discretion at any time, and from time to time, in whole or in part. As of September 30, 2024, there were €196 million ($220 million) of borrowings outstanding under the Euro Term Loan Credit Agreement. These outstanding borrowings are included within the Other (including capitalized leases) line item in the table above.
Revolving Credit Agreements
On July 2, 2024, the Company entered into a $1.5 billion second 364-day credit agreement (the Second 364-day Credit Agreement). On August 12, 2024, the Company terminated the commitments under its Second 364-day Credit Agreement. The Second 364-Day Credit Agreement was maintained for general corporate purposes and was provided on terms that are essentially identical to those of the Company's existing 364-day credit agreement. There were no borrowings under the Second 364-day Credit Agreement prior to its termination.
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
As of September 30, 2024, there were no outstanding borrowings under the 364-Day Credit Agreement or the 5-Year Credit Agreement.
21    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 10. LEASES
The Company's operating and finance lease portfolio is described in Note 10 Leases of Notes to Consolidated Financial Statements in the Company's 2023 Annual Report on Form 10-K.
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2024	2023
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$158	$176
Finance leases	67	31
Supplemental balance sheet information related to leases was as follows:

	September 30, 2024	December 31, 2023
Operating leases
Other assets[1]	$1,040	$1,004
Accrued liabilities	204	196
Other liabilities	941	897
Total operating lease liabilities[2]	1,145	1,093
Finance leases
Property, plant and equipment	421	402
Accumulated depreciation	(230)	(204)
Property, plant and equipment—net	191	198
Current maturities of long-term debt	78	86
Long-term debt	89	99
Total finance lease liabilities	$167	$185

1
As of September 30, 2024, Other assets excludes $17 million of right-of-use assets related to operating leases that are included in Assets held for sale in the Consolidated Balance Sheet. Refer to Note 3.

2
As of September 30, 2024, Total operating lease liabilities excludes $5 million and $12 million of Accrued liabilities and Other liabilities, respectively, that are included in Liabilities held for sale in the Consolidated Balance Sheet. Refer to Note 3.

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
The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheet:

	Notional		Fair Value Asset		Fair Value (Liability)
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Derivatives in fair value hedging relationships
Interest rate swap agreements	$3,999	$4,717	$26	$18	$(115)	$(184)
Derivatives in cash flow hedging relationships
Foreign currency exchange contracts	1,326	712	4	28	(17)	(4)
Commodity contracts	2	6	—	—	—	(1)
Derivatives in net investment hedging relationships
Cross currency swap agreements	7,214	4,264	3	—	(351)	(145)
Total derivatives designated as hedging instruments	12,541	9,699	33	46	(483)	(334)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	8,860	8,198	3	7	(7)	(5)
Total derivatives at fair value	$21,401	$17,897	$36	$53	$(490)	$(339)
All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Accrued liabilities or Other liabilities.
In addition to the foreign currency derivative contracts designated as net investment hedges, certain of the Company's foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $6,638 million and $6,099 million as of September 30, 2024, and December 31, 2023, respectively.
The following table sets forth the amounts recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Long-term debt	$3,910	$4,551	$(89)	$(166)
23    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following tables summarize the location and impact to the Consolidated Statement of Operations related to derivative instruments:

	Three Months Ended September 30, 2024
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$9,728	$4,166	$1,813	$1,398	$(263)	$297
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income (loss) into income	—	(1)	—	1	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	(123)
Derivatives designated as hedges	—	—	—	—	—	123
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	(213)	—

	Three Months Ended September 30, 2023
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$9,212	$4,090	$1,580	$1,252	$(247)	$206
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income (loss) into income	5	10	4	2	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	38
Derivatives designated as hedges	—	—	—	—	—	(38)
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	212	—
24    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Nine Months Ended September 30, 2024
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$28,410	$12,448	$4,970	$4,061	$(740)	$767
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income (loss) into income	3	7	3	6	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	(77)
Derivatives designated as hedges	—	—	—	—	—	77
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	(180)	—

	Nine Months Ended September 30, 2023
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$27,222	$12,291	$4,503	$3,831	$(715)	$563
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive income (loss) into income	8	19	7	6	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	36
Derivatives designated as hedges	—	—	—	—	—	(36)
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	63	—
The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Euro-denominated long-term debt	$(246)	$157	$(146)	$71
Euro-denominated commercial paper	(52)	68	(11)	25
Cross currency swap agreements	(314)	69	(227)	(6)
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$7	$—	$7	$—	$35	$—	$35
Available for sale investments	69	316	—	385	63	217	—	280
Interest rate swap agreements	—	26	—	26	—	18	—	18
Cross currency swap agreements	—	3	—	3	—	—	—	—
Investments in equity securities	13	—	—	13	22	—	—	22
Right to HWI Net Sale Proceeds	—	—	6	6	—	—	9	9
Total assets	$82	$352	$6	$440	$85	$270	$9	$364
Liabilities
Foreign currency exchange contracts	$—	$24	$—	$24	$—	$9	$—	$9
Interest rate swap agreements	—	115	—	115	—	184	—	184
Commodity contracts	—	—	—	—	—	1	—	1
Cross currency swap agreements	—	351	—	351	—	145	—	145
Total liabilities	$—	$490	$—	$490	$—	$339	$—	$339
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
As part of the NARCO Buyout (see Note 15 Commitments and Contingencies for definition), Honeywell holds a right to proceeds from the definitive sale agreement pursuant to which HarbisonWalker International Holdings, Inc. (HWI), the reorganized and renamed entity that emerged from the NARCO Bankruptcy, was acquired by an affiliate of Platinum Equity, LLC (HWI Sale). The right to these proceeds is considered a financial instrument. The significant input for the valuation of this right is unobservable and is classified within level 3. The HWI Sale closed on February 16, 2023. The balance of the remaining HWI Net Sale Proceeds as of December 31, 2023, and September 30, 2024, was $9 million and $6 million, respectively, based on the receipt of an additional $3 million in HWI Net Sale Proceeds during the nine months ended September 30, 2024.
26    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$744	$676	$232	$173
Liabilities
Long-term debt and related current maturities	27,694	27,501	18,358	17,706
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
During the third quarter of 2024, the Company measured the disposal group of the personal protective equipment business at fair value, less costs to sell. The fair value of the disposal group was determined using significant unobservable inputs based on expected proceeds to be received upon the sale of the business. As such, the fair value of the disposal group is considered level 3. See Note 3 Acquisitions, Divestitures and Assets and Liabilities Held for Sale for more information on the disposal group.
NOTE 13. EARNINGS PER SHARE
The details of the earnings per share calculations for the three and nine months ended September 30, 2024, and 2023, are as follows (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic	2024	2023	2024	2023
Net income attributable to Honeywell	$1,413	$1,514	$4,420	$4,395
Weighted average shares outstanding	650.4	662.4	651.0	665.2
Earnings per share of common stock—basic	$2.17	$2.29	$6.79	$6.61

	Three Months Ended September 30,		Nine Months Ended September 30,
Assuming Dilution	2024	2023	2024	2023
Net income attributable to Honeywell	$1,413	$1,514	$4,420	$4,395
Average shares
Weighted average shares outstanding	650.4	662.4	651.0	665.2
Dilutive securities issuable—stock plans	3.7	4.6	4.2	5.2
Total weighted average diluted shares outstanding	654.1	667.0	655.2	670.4
Earnings per share of common stock—assuming dilution	$2.16	$2.27	$6.75	$6.56
The diluted earnings per share calculations exclude the effect of stock options when the cost to exercise an option exceeds the average market price of the common shares during the period. For the three and nine months ended September 30, 2024, the weighted average number of stock options excluded from the computations were 4.1 million and 5.2 million, respectively. For the three and nine months ended September 30, 2023, the weighted average number of stock options excluded from the computations were 4.6 million and 4.4 million, respectively.
As of September 30, 2024, and 2023, the total shares outstanding were 650.2 million and 659.3 million, respectively, and as of September 30, 2024, and 2023, total shares issued were 957.6 million.
27    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2023	$(3,101)	$(1,055)	$(2)	$23	$(4,135)
Other comprehensive income (loss) before reclassifications	(226)	—	(1)	(11)	(238)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(16)	—	(15)	(31)
Net current period other comprehensive income (loss)	(226)	(16)	(1)	(26)	(269)
Balance at September 30, 2024	$(3,327)	$(1,071)	$(3)	$(3)	$(4,404)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2022	$(2,832)	$(648)	$(7)	$12	$(3,475)
Other comprehensive income (loss) before reclassifications	(70)	—	3	59	(8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(38)	—	(30)	(68)
Net current period other comprehensive income (loss)	(70)	(38)	3	29	(76)
Balance at September 30, 2023	$(2,902)	$(686)	$(4)	$41	$(3,551)
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
The following table summarizes information concerning the Company's recorded liabilities for environmental costs:

Balance at December 31, 2023	$641
Accruals for environmental matters deemed probable and reasonably estimable	191
Environmental liability payments	(147)
Balance at September 30, 2024	$685
28    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Environmental liabilities are included in the following balance sheet accounts:

	September 30, 2024	December 31, 2023
Accrued liabilities	$247	$227
Other liabilities	438	414
Total environmental liabilities	$685	$641
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
Reimbursements associated with this agreement are collected from Resideo quarterly and were $105 million in the nine months ended September 30, 2024, and offset operating cash outflows incurred by the Company. As the Company incurs costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90% of such costs is also recorded. This receivable amount recorded in the nine months ended September 30, 2024, was $134 million. As of September 30, 2024, Other current assets and Other assets included $140 million and $550 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.
ASBESTOS MATTERS
Honeywell is named in asbestos-related personal injury claims related to North American Refractories Company (NARCO), which was sold in 1986, and the Bendix Friction Materials (Bendix) business, which was sold in 2014.
The following tables summarize information concerning NARCO and Bendix asbestos-related balances:
ASBESTOS-RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2023	$1,644	$—	$1,644
Accrual for update to estimated liability	30	1	31
Change in estimated cost of future claims	15	—	15
Asbestos-related liability payments	(157)	(1)	(158)
September 30, 2024	$1,532	$—	$1,532
INSURANCE RECOVERIES FOR ASBESTOS-RELATED LIABILITIES

	Bendix	NARCO	Total
December 31, 2023	$123	$88	$211
Probable insurance recoveries related to estimated liability	—	—	—
Insurance receipts for asbestos-related liabilities	(7)	(3)	(10)
September 30, 2024	$116	$85	$201
29    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NARCO and Bendix asbestos-related balances are included in the following balance sheet accounts:

	September 30, 2024	December 31, 2023
Other current assets	$41	$41
Insurance recoveries for asbestos-related liabilities	160	170
Total insurance recoveries for asbestos-related liabilities	$201	$211
Accrued liabilities	$110	$154
Asbestos-related liabilities	1,422	1,490
Total asbestos-related liabilities	$1,532	$1,644
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
On February 16, 2023, the HWI Sale closed. Pursuant to the Amended Buyout Agreement, during 2023, Honeywell received $275 million of proceeds from the HWI Sale (HWI Net Sale Proceeds). Additionally, during 2023, the Company recorded a fair value adjustment for the HWI Net Sale Proceeds and reduced the HWI Net Sale Proceeds estimate by $11 million. During the nine months ended September 30, 2024, Honeywell received $3 million of proceeds from the HWI Sale. The ending balance as of September 30, 2024, was $6 million. The fair value of the remaining HWI Net Sale Proceeds as of September 30, 2024, represents contingent consideration to be paid in future periods if certain conditions under the definitive sale agreement for the HWI Sale are met.
Bendix Products – Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix-related asbestos claims activity:

	Nine Months Ended September 30,	Years Ended December 31,
	2024	2023	2022
Claims unresolved at the beginning of period	5,517	5,608	6,401
Claims filed	1,198	1,803	2,014
Claims resolved	(1,809)	(1,894)	(2,807)
Claims unresolved at the end of period	4,906	5,517	5,608

	September 30,	December 31,
Disease Distribution of Unresolved Claims	2024	2023	2022
Mesothelioma and other cancer claims	2,879	3,244	3,283
Nonmalignant claims	2,027	2,273	2,325
Total claims	4,906	5,517	5,608
Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2023	2022	2021	2020	2019
	(in whole dollars)
Mesothelioma and other cancer claims	$66,200	$59,200	$56,000	$61,500	$50,200
Nonmalignant claims	$1,730	$520	$400	$550	$3,900
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
In connection with the comprehensive resolution, (i) the Company agreed to pay a total equivalent of $202.7 million, which payment occurred in January 2023, to the DOJ, the SEC, and the Brazilian Authorities, collectively, in penalties, disgorgement, and prejudgment interest, (ii) the Company’s subsidiary, UOP, LLC (UOP), entered into a three-year Deferred Prosecution Agreement with the DOJ for charges related to the UOP Matters, (iii) UOP entered into leniency agreements with the Brazilian authorities related to the UOP Matter in Brazil, and (iv) the Company entered into an agreement with the SEC that resolves allegations relating to the UOP Matters and the Unaoil Matter. Pursuant to these agreements, the Company agreed to undertake certain compliance measures and compliance reporting obligations. These agreements entirely resolved the Petrobras and Unaoil investigations.
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
NOTE 16. PENSION BENEFITS
Net periodic pension benefit (income) cost for the Company's significant pension plans included the following components:

	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$7	$8	$21	$22
Interest cost	150	162	449	484
Expected return on plan assets	(282)	(277)	(844)	(833)
Amortization of prior service (credit) cost	(1)	(12)	(5)	(32)
Net periodic benefit income	$(126)	$(119)	$(379)	$(359)

	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$3	$2	$9	$8
Interest cost	49	51	143	150
Expected return on plan assets	(78)	(70)	(226)	(206)
Net periodic benefit income	$(26)	$(17)	$(74)	$(48)
The Company completed no repurchases of outstanding Honeywell shares of common stock from the Honeywell U.S. Pension Plan Master Trust during the nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company repurchased $100 million of outstanding Honeywell shares of common stock from the Honeywell U.S. Pension Plan Master Trust.
33    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 17. OTHER (INCOME) EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$(110)	$(89)	$(325)	$(241)
Pension ongoing income—non-service	(161)	(148)	(478)	(440)
Other postretirement income—non-service	(3)	(6)	(13)	(19)
Equity income of affiliated companies	(17)	(12)	(47)	(61)
Foreign exchange (gain) loss	(4)	—	27	20
Expense (benefit) related to Russia-Ukraine Conflict	—	—	17	(2)
Net expense related to the NARCO Buyout and HWI Sale	—	—	—	11
Acquisition-related costs	10	6	34	7
Other, net	22	2	45	10
Total Other (income) expense	$(263)	$(247)	$(740)	$(715)
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
Effective during the second quarter of 2024, the Company updated its calculation of segment profit to exclude the impact of amortization expense for acquisition-related intangible assets and certain acquisition-related costs. The Company recast historical periods to reflect segment profit under this new basis to facilitate comparability. In the third quarter of 2024, the Company clarified its calculation of segment profit to exclude divestiture-related costs and impairments.
Honeywell’s senior management evaluates segment performance based on segment profit. Each segment’s profit is measured as segment income (loss) before taxes and excluding general corporate unallocated expense, interest and other financial charges, interest income, amortization of acquisition-related intangibles, impairment of assets held for sale, stock compensation expense, pension ongoing and other postretirement income (expense), repositioning and other charges, acquisition- and divestiture-related charges, and other items within Other (income) expense.
34    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales
Aerospace Technologies
Products	$2,148	$1,824	$6,300	$5,294
Services	1,764	1,675	5,172	4,657
Net Aerospace Technologies sales	3,912	3,499	11,472	9,951
Industrial Automation
Products	1,755	1,885	5,332	6,105
Services	746	745	2,153	2,055
Net Industrial Automation sales	2,501	2,630	7,485	8,160
Building Automation
Products	1,281	1,172	3,492	3,463
Services	464	358	1,250	1,064
Net Building Automation sales	1,745	1,530	4,742	4,527
Energy and Sustainability Solutions
Products	1,406	1,414	4,206	4,183
Services	157	137	486	396
Net Energy and Sustainability Solutions sales	1,563	1,551	4,692	4,579
Corporate and All Other
Services	7	2	19	5
Net Corporate and All Other sales	7	2	19	5
Net sales	$9,728	$9,212	$28,410	$27,222
Segment profit
Aerospace Technologies	$1,082	$968	$3,177	$2,729
Industrial Automation	508	519	1,459	1,649
Building Automation	452	392	1,199	1,164
Energy and Sustainability Solutions	383	378	1,091	1,043
Corporate and All Other	(129)	(87)	(337)	(287)
Total segment profit	2,296	2,170	6,589	6,298
Interest and other financial charges	(297)	(206)	(767)	(563)
Interest income	110	89	325	241
Amortization of acquisition-related intangibles	(120)	(87)	(275)	(216)
Impairment of assets held for sale	(125)	—	(125)	—
Stock compensation expense[1]	(45)	(39)	(153)	(148)
Pension ongoing income[2]	145	131	430	391
Other postretirement income[2]	3	6	13	19
Repositioning and other charges[3]	(52)	(88)	(189)	(331)
Other expense[4]	(91)	(9)	(179)	(38)
Income before taxes	$1,824	$1,967	$5,669	$5,653

1	Amounts included in Selling, general and administrative expenses.
2	Amounts included in Cost of products and services sold (service cost component), Selling, general and administrative expenses (service cost component), Research and development expenses (service cost component), and Other (income) expense (non-service cost component).
3	Amounts included in Cost of products and services sold, Selling, general and administrative expenses, and Other (income) expense.
4	Amounts include the other components of Other (income) expense not included within other categories in this reconciliation. Equity income of affiliated companies is included in segment profit.
35    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 19. SUBSEQUENT EVENTS
On September 30, 2024, the Company acquired 100% of the outstanding equity interests of Air Products' liquefied natural gas process technology and equipment business for total consideration of $1,837 million, net of cash acquired. See Note 3 Acquisitions, Divestitures and Assets and Liabilities Held for Sale for more information.
On October 8, 2024, the Company announced its intention to spin off its Advanced Materials business, which is part of the Energy and Sustainability Solutions reportable business segment, into an independent, U.S. publicly traded company, which is targeted to be completed by the end of 2025 or early 2026. The Company expects to execute the planned spin in a tax-free manner to its shareowners.
36    Honeywell International Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions, except per share amounts)
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell, we, us, our, or the Company) for the three and nine months ended September 30, 2024. The financial information as of September 30, 2024, should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2023, contained in our 2023 Annual Report on Form 10-K. See Note 3 Acquisitions, Divestitures and Assets and Liabilities Held for Sale of Notes to Consolidated Financial Statements for a discussion of acquisition and divestiture activity during the nine months ended September 30, 2024. Certain prior year amounts are reclassified to conform to the current year presentation.
BUSINESS UPDATE
MACROECONOMIC CONDITIONS
We continue to monitor the impacts of ongoing macroeconomic conditions and geopolitical events. Global conflicts, tariffs, labor disruptions, and regulations continue to create volatility in global markets and contribute to supply chain shortages and pricing volatility. Inflationary pressures from earlier tariffs and sanctions are subsiding but the risk of supplier price volatility remains. We continue to actively collaborate with our suppliers to minimize shortages and reduce supply and price volatility. Slowing global growth has temporarily alleviated pressure on logistics, freight, and service capacities.
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
SPIN-OFF OF ADVANCED MATERIALS
On October 8, 2024, the Company announced its intention to spin off its Advanced Materials business into an independent, U.S. publicly traded company, which is targeted to be completed by the end of 2025 or early 2026.The planned spin-off is intended to be a tax-free spin to Honeywell shareowners for U.S. federal income tax purposes. The spin-off will be subject to the satisfaction of a number of customary conditions, including, among others, finalization of the financial statements of the Advanced Materials business, the filing and effectiveness of applicable filings (including a Form 10 registration statement) with the SEC, assurance that the spin-off of the Advanced Materials business will be tax-free to Honeywell’s shareowners, receipt of applicable regulatory approvals and final approval by Honeywell’s Board of Directors. The proposed spin-off is complex in nature, and may be affected by unanticipated developments, credit and equity markets or changes in market conditions.
37    Honeywell International Inc.

RESULTS OF OPERATIONS
Consolidated Financial Results
38    Honeywell International Inc.

Net Sales by Segment
39    Honeywell International Inc.

Segment Profit by Segment
40    Honeywell International Inc.

CONSOLIDATED OPERATING RESULTS
Net Sales

Three Months Ended September 30
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$9,728
$9,212
2024
2023

Nine Months Ended September 30

$30,000
$25,000
$20,000
$15,000
$10,000
$5,000
$0
$28,410
$27,222
2024
2023

The change in Net sales was attributable to the following:

	Q3 2024 vs. Q3 2023	Year to Date 2024 vs. 2023
Volume	—%	—%
Price	3%	3%
Foreign currency translation	—%	—%
Acquisitions, divestitures, and other, net	3%	1%
Total % change in Net sales	6%	4%
A discussion of Net sales by reportable business segment can be found in the Review of Business Segments section of this Management's Discussion and Analysis.
Q3 2024 compared with Q3 2023
Net sales increased due to the following:
•Increased pricing and price adjustments to offset inflation, and
•Incremental sales from recent acquisitions.
YTD 2024 compared with YTD 2023
Net sales increased due to the following:
•Increased pricing and price adjustments to offset inflation, and
•Incremental sales from recent acquisitions.
41    Honeywell International Inc.

Cost of Products and Services Sold

Three Months Ended September 30
$5,979
$5,670
$6,000
$4,500
$3,000
$1,500
$0
2024
2023

Nine Months Ended September 30
$20,000
$16,000
$12,000
$8,000
$4,000
$0
$17,418
$16,794
2024
2023

Q3 2024 compared with Q3 2023
Cost of products and services sold increased due to the following:
•Higher direct and indirect material costs and higher labor costs of approximately $0.2 billion or 4%, and
•Incremental costs from recent acquisitions of approximately $0.1 billion or 2%,
•Partially offset by higher productivity of approximately $0.1 billion or 2%.
YTD 2024 compared with YTD 2023
Cost of products and services sold increased due to the following:
•Higher direct and indirect material costs and higher labor costs of approximately $0.6 billion or 4%, and
•Higher sales volumes of lower margin products of approximately $0.3 billion or 2%,
•Partially offset by higher productivity of approximately $0.2 billion or 1%.
Gross Margin
Q3 2024 compared with Q3 2023
Gross margin increased by approximately $0.2 billion and gross margin percentage increased 10 basis points to 38.5% compared to 38.4% for the same period of 2023.
YTD 2024 compared with YTD 2023
Gross margin increased by approximately $0.6 billion and gross margin percentage increased 40 basis points to 38.7% compared to 38.3% for the same period of 2023.
42    Honeywell International Inc.

Research and Development Expenses

Three Months Ended September 30
$400
$300
$200
$100
$0
$368
$364
2024
2023

Nine Months Ended September 30
$1,200
$900
$600
$300
$0
$1,110
$1,096
2024
2023

Q3 2024 compared with Q3 2023
Research and development expenses were largely unchanged.
YTD 2024 compared with YTD 2023
Research and development expenses were largely unchanged.
Selling, General and Administrative Expenses
Q3 2024 compared with Q3 2023
Selling, general and administrative expenses increased due to higher labor costs.
YTD 2024 compared to YTD 2023
Selling, general and administrative expenses increased due to the following:
•Higher labor costs of approximately $0.2 billion or 5%, and
•Incremental costs from acquisitions of approximately $0.1 billion or 3%,
•Partially offset by higher productivity of approximately $0.1 billion or 3%.
43    Honeywell International Inc.

Impairment of Assets Held for Sale

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Impairment of assets held for sale	$125	$—	$125	$—
Q3 2024 compared with Q3 2023
An impairment charge was recorded on assets held for sale related to the personal protective equipment business during the three months ended September 30, 2024.
YTD 2024 compared to YTD 2023
An impairment charge was recorded on assets held for sale related to the personal protective equipment business during the nine months ended September 30, 2024.
Other (Income) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other (income) expense	$(263)	$(247)	$(740)	$(715)
Q3 2024 compared with Q3 2023
Other income increased due primarily to higher interest income.
YTD 2024 compared to YTD 2023
Other income increased due primarily to higher interest income.
Tax Expense
Q3 2024 compared with Q3 2023
The effective tax rate decreased 60 basis-points primarily driven by incremental expense from tax reserve activity and increased benefit from taxes on non-U.S. earnings, partially offset by a nondeductible impairment loss on assets held for sale.
YTD 2024 compared with YTD 2023
The effective tax rate decreased 20 basis-points primarily driven by increased benefits from taxes on non-U.S. earnings and employee share-based compensation, partially offset by a nondeductible impairment loss on assets held for sale.
44    Honeywell International Inc.

Net Income Attributable to Honeywell
Q3 2024 compared to Q3 2023
Earnings per share of common stock–assuming dilution decreased due to the following:
•Impairment charges on assets held for sale ($0.19 after tax), and
•Higher interest expense ($0.10 after tax),
•Partially offset by higher segment profit ($0.15 after tax), and
•Lower income tax expense ($0.06 after tax).
YTD 2024 compared with YTD 2023
Earnings per share of common stock–assuming dilution increased due to the following:
•Higher segment profit ($0.34 after tax),
•Lower repositioning and other charges ($0.16 after tax), and
•Lower share count ($0.15 after tax),
•Partially offset by higher interest expense ($0.24 after tax), and
•Impairment charges on assets held for sale ($0.19 after tax).
45    Honeywell International Inc.

REVIEW OF BUSINESS SEGMENTS
During the first quarter of 2024, the Company realigned certain of its business units as reflected in Note 18 Segment Financial Data, which impacted the composition of its reportable segments. The Company recast historical periods to reflect this change in segment presentation. See Note 18 Segment Financial Data of Notes to Consolidated Financial Statements for further discussion.
We globally manage our business operations through four reportable business segments: Aerospace Technologies, Industrial Automation, Building Automation, and Energy and Sustainability Solutions.
AEROSPACE TECHNOLOGIES
Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net sales	$3,912	$3,499	12%	$11,472	$9,951	15%
Cost of products and services sold	2,446	2,140		7,081	6,107
Selling, general and administrative and other expenses	384	391		1,214	1,115
Segment profit	$1,082	$968	12%	$3,177	$2,729	16%

	2024 vs. 2023
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic[1]	10%	11%	15%	16%
Foreign currency translation	—%	—%	—%	—%
Acquisitions, divestitures, and other, net	2%	1%	—%	—%
Total % change	12%	12%	15%	16%

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

46    Honeywell International Inc.

Q3 2024 compared to Q3 2023
Sales increased $413 million due to higher organic sales of $176 million in Defense and Space driven by higher sales volumes due to increased shipments and higher organic sales of $124 million in Commercial Aviation Aftermarket driven by increased pricing in air transport. Additionally, the acquisitions of CAES and Civitanavi Systems contributed $59 million to sales in the three months ended September 30, 2024.
Segment profit increased $114 million and segment margin percentage was flat at 27.7% compared to the same period of 2023.
YTD 2024 compared to YTD 2023
Sales increased $1,521 million due to higher organic sales of $629 million in Commercial Aviation Aftermarket driven by higher sales volumes in air transport due to an increase in flight hours and higher organic sales of $588 million in Defense and Space driven by higher sales volumes due to increased shipments.
Segment profit increased $448 million and segment margin percentage increased 30 basis points to 27.7% compared to 27.4% for the same period of 2023.
INDUSTRIAL AUTOMATION
Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net sales	$2,501	$2,630	(5)%	$7,485	$8,160	(8)%
Cost of products and services sold	1,461	1,563		4,358	4,867
Selling, general and administrative and other expenses	532	548		1,668	1,644
Segment profit	$508	$519	(2)%	$1,459	$1,649	(12)%

	2024 vs. 2023
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	(5)%	(2)%	(9)%	(12)%
Foreign currency translation	—%	—%	—%	(1)%
Acquisitions, divestitures, and other, net	—%	—%	1%	1%
Total % change	(5)%	(2)%	(8)%	(12)%
47    Honeywell International Inc.

Q3 2024 compared to Q3 2023
Sales decreased $129 million due to lower organic sales of $96 million in Warehouse and Workflow Solutions driven by lower demand for projects and lower organic sales of $47 million in Sensing and Safety Technologies driven by lower demand for personal protective equipment.
Segment profit decreased $11 million and segment margin percentage increased 60 basis points to 20.3% compared to 19.7% for the same period in 2023.
YTD 2024 compared to YTD 2023
Sales decreased $675 million due to lower organic sales of $516 million in Warehouse and Workflow Solutions driven by lower demand for projects and lower organic sales of $137 million in Sensing and Safety Technologies driven by lower demand for personal protective equipment.
Segment profit decreased $190 million and segment margin percentage decreased 70 basis points to 19.5% compared to 20.2% for the same period in 2023.
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
48    Honeywell International Inc.

BUILDING AUTOMATION
Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net sales	$1,745	$1,530	14%	$4,742	$4,527	5%
Cost of products and services sold	926	823		2,534	2,412
Selling, general and administrative and other expenses	367	315		1,009	951
Segment profit	$452	$392	15%	$1,199	$1,164	3%

	2024 vs. 2023
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	3%	(2)%	—%	(4)%
Foreign currency translation	—%	—%	—%	—%
Acquisitions, divestitures, and other, net	11%	17%	5%	7%
Total % change	14%	15%	5%	3%
Q3 2024 compared to Q3 2023
Sales increased $215 million due to higher organic sales of $51 million in Building Solutions driven by higher demand for building projects and services. Additionally, the acquisition of Access Solutions contributed $177 million in the three months ended September 30, 2024.
Segment profit increased $60 million and segment margin percentage increased 30 basis points to 25.9% compared to 25.6% for the same period of 2023.
YTD 2024 compared to YTD 2023
Sales increased $215 million due to higher organic sales of $171 million in Building Solutions driven by higher demand for building projects and services, partially offset by lower organic sales of $165 million in Products driven by lower demand. Additionally, the acquisition of Access Solutions contributed $238 million in the nine months ended September 30, 2024.
Segment profit increased $35 million and segment margin percentage decreased 40 basis points to 25.3% compared to 25.7% for the same period of 2023.
49    Honeywell International Inc.

ENERGY AND SUSTAINABILITY SOLUTIONS
Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net sales	$1,563	$1,551	1%	$4,692	$4,579	2%
Cost of products and services sold	957	977		2,952	2,926
Selling, general and administrative and other expenses	223	196		649	610
Segment profit	$383	$378	1%	$1,091	$1,043	5%

	2024 vs. 2023
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	1%	1%	3%	5%
Foreign currency translation	—%	—%	(1)%	—%
Acquisitions, divestitures, and other, net	—%	—%	—%	—%
Total % change	1%	1%	2%	5%
Q3 2024 compared to Q3 2023
Sales increased $12 million due to higher organic sales of $26 million in Advanced Materials driven by higher demand for specialty chemicals and materials, partially offset by lower organic sales of $15 million in UOP driven by lower gas processing project demand.
Segment profit increased $5 million and segment margin percentage increased 10 basis points to 24.5% compared to 24.4% for the same period of 2023.
YTD 2024 compared to YTD 2023
Sales increased $113 million due to higher organic sales of $153 million in Advanced Materials driven by higher demand for fluorine products, partially offset by lower organic sales of $23 million in UOP driven by lower gas processing project demand.
Segment profit increased $48 million and segment margin percentage increased 50 basis points to 23.3% compared to 22.8% for the same period of 2023.
On October 8, 2024, the Company announced its intention to spin off its Advanced Materials business into an independent, U.S. publicly traded company.
50    Honeywell International Inc.

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
REPOSITIONING CHARGES
See Note 5 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in the nine months ended September 30, 2024, and 2023. Cash spending related to our repositioning actions was $145 million in the nine months ended September 30, 2024, and was funded through operating cash flows.
51    Honeywell International Inc.

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
CASH
As of September 30, 2024, and December 31, 2023, we held $10.9 billion and $8.1 billion, respectively, of cash and cash equivalents, including our short-term investments. We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty.
As of September 30, 2024, $6.8 billion of the Company’s cash, cash equivalents, and short-term investments were held by non-U.S. subsidiaries. We do not have material amounts related to any jurisdiction subject to currency control restrictions that impact our ability to access and repatriate such amounts. Under current laws, we do not expect taxes on repatriation or restrictions on amounts held outside of the U.S. to have a material effect on our overall liquidity.
CASH FLOW SUMMARY
Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Nine Months Ended September 30,
	2024	2023	Variance
Cash and cash equivalents at beginning of period	$7,925	$9,627	$(1,702)
Operating activities
Net income attributable to Honeywell	4,420	4,395	25
Noncash adjustments	935	1,112	(177)
Changes in working capital	(593)	(696)	103
NARCO Buyout payment	—	(1,325)	1,325
Other operating activities	(946)	(1,101)	155
Net cash provided by operating activities	3,816	2,385	1,431
Net cash used for investing activities	(8,202)	(754)	(7,448)
Net cash provided by (used for) financing activities	7,058	(3,427)	10,485
Effect of foreign exchange rate changes on cash and cash equivalents	47	(61)	108
Net increase (decrease) in cash and cash equivalents	2,719	(1,857)	4,576
Cash and cash equivalents at end of period	$10,644	$7,770	$2,874
Nine months ended September 30, 2024
Net cash provided by operating activities was $3,816 million, driven by $4,420 million of Net income attributable to Honeywell, adjusted for $957 million of depreciation and amortization, partially offset by $641 million of other operating activities, driven by higher tax payments, $443 million of pension and other postretirement income, and $329 million of net payments for repositioning and other charges.
Net cash used for investing activities was $8,202 million, driven by $7,047 million of cash paid for acquisitions and $771 million of capital expenditures.
Net cash provided by financing activities was $7,058 million, driven by $10,407 million of proceeds from the issuance of long-term debt, primarily to fund recent acquisitions, and $1,039 million of net proceeds of commercial paper, partially offset by $2,161 million of cash dividends paid, $1,381 million of repayments of long-term debt, and $1,200 million of repurchases of common stock.
52    Honeywell International Inc.

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023
Net cash provided by operating activities increased by $1,431 million, primarily due to the $1,325 million payment made by the Company pursuant to the NARCO Amended Buyout Agreement in 2023.
Net cash used for investing activities increased by $7,448 million, driven by a $6,331 million increase in cash paid for acquisitions, $538 million net increase in investments, and $462 million net increase in cash payments from settlements of derivative contracts.
Net cash provided by financing activities increased by $10,485 million, driven by a $7,422 million increase in proceeds from the issuance of long-term debt, primarily to fund recent acquisitions, $1,796 million increase in net proceeds of commercial paper, and $987 million decrease in repurchases of common stock.
CASH REQUIREMENTS AND ASSESSMENT OF CURRENT LIQUIDITY
In addition to our operating cash requirements, our principal future cash requirements will include funding capital expenditures, share repurchases, dividends, strategic acquisitions, and debt repayments. During the nine months ended September 30, 2024, we repurchased common stock of $1.2 billion. Refer to the section titled Liquidity and Capital Resources of our 2023 Form 10-K for a discussion of our expected capital expenditures, share repurchases, mergers and acquisitions activity, and dividends for 2024.
We continually seek opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers and transfer of our trade receivables to unaffiliated financial institutions on a true sale basis. The impact of these programs is not material to our overall liquidity.
We continue to assess the relative strength of each business in our portfolio as to strategic fit, market position, profit, and cash flow contribution in order to identify target investment and acquisition opportunities in order to upgrade our combined portfolio. We identify acquisition candidates that are expected to further our strategic plan and strengthen our existing core businesses. During the nine months ended September 30, 2024, we acquired Access Solutions for total consideration of $4.9 billion, net of cash acquired, CAES Systems Holdings LLC for total consideration of $1.9 billion, net of cash acquired, and Civitanavi Systems S.p.A. for total consideration of $200 million, net of cash acquired. During the fourth quarter of 2024, we acquired Air Products' liquefied natural gas process technology and equipment business for $1.8 billion, net of cash acquired. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability, or growth potential. These businesses are considered for potential divestiture, restructuring, or other repositioning actions, subject to regulatory constraints. During the third quarter of 2024, we classified the assets and liabilities of the personal protective equipment business as held for sale. See Note 3 Acquisitions, Divestitures and Assets and Liabilities Held for Sale of Notes to Consolidated Financial Statements for additional discussion. In addition, on October 8, 2024, we announced our intention to spin off the Advanced Materials business into an independent, U.S. publicly traded company, which is targeted to be completed by the end of 2025 or early 2026.
In early 2023, we made payments of approximately $1.5 billion in connection with the NARCO Buyout and UOP Matters. Pursuant to the NARCO Amended Buyout Agreement, we received proceeds of $275 million from the HWI Sale during the year ended December 31, 2023. During the nine months ended September 30, 2024, we received $3 million of proceeds from the HWI Sale and may receive additional consideration in future periods if certain conditions under the definitive sale agreement for the HWI Sale are met. These payments and receipts have not materially impacted our liquidity position. See Note 12 Fair Value Measurements of Notes to Consolidated Financial Statements for additional discussion related to the fair value of future proceeds from the HWI Sale.
Based on past performance and current expectations, we believe that our operating cash flows will be sufficient to meet our future operating cash needs. Our available cash, committed credit lines, and access to the public debt and equity markets provide additional sources of short-term and long-term liquidity to fund current operations, debt maturities, and future investment opportunities. During the nine months ended September 30, 2024, our net cash provided by financing activities included proceeds of $10.4 billion from the issuance of long-term debt primarily to fund the Access Solutions, Civitanavi Systems S.p.A., CAES, and LNG acquisitions.
See Note 9 Long-term Debt and Credit Agreements of Notes to Consolidated Financial Statements for additional discussion of items impacting our liquidity.
53    Honeywell International Inc.

BORROWINGS
We leverage a variety of debt instruments to manage our overall borrowing costs. As of September 30, 2024, and December 31, 2023, our total borrowings were $30.8 billion and $20.4 billion, respectively.

	September 30, 2024	December 31, 2023
Commercial paper	$3,134	$2,083
Variable rate notes	22	22
Fixed rate notes	26,651	18,530
Term loan	1,000	—
Other	421	219
Fair value of hedging instruments	(89)	(166)
Debt issuance costs	(310)	(245)
Total borrowings	$30,829	$20,443
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
We also have the following loan and revolving credit agreements:
•A $1.0 billion Fixed Rate Term Loan Credit Agreement (the Fixed Rate Term Loan Credit Agreement) with a syndicate of banks, dated as of August 12, 2024. Amounts borrowed under the Fixed Rate Term Loan Credit Agreement are required to be repaid no later than August 12, 2027, unless the Fixed Rate Term Loan Credit Agreement is terminated earlier pursuant to its terms. As of September 30, 2024, there were $1.0 billion of borrowings outstanding under the Fixed Rate Term Loan Credit Agreement.
•A $1.5 billion 364-day credit agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated as of March 18, 2024. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 17, 2025, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 17, 2026, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 364-Day Credit Agreement replaced the previously reported $1.5 billion 364-day credit agreement dated as of March 20, 2023, which was terminated in accordance with its terms effective March 18, 2024. As of September 30, 2024, there were no outstanding borrowings under our 364-Day Credit Agreement.
•A $4.0 billion five-year credit agreement (the 5-Year Credit Agreement) with a syndicate of banks, dated as of March 18, 2024. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 5-Year Credit Agreement amended and restated the previously reported $4.0 billion amended and restated five-year credit agreement dated as of March 20, 2023. As of September 30, 2024, there were no outstanding borrowings under our 5-Year Credit Agreement.
See Note 9 Long-Term Debt and Credit Agreements of Notes to Consolidated Financial Statements for additional information regarding our debt instruments.
CREDIT RATINGS
Our ability to access the global debt capital markets and the related cost of these borrowings is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of September 30, 2024, S&P Global Inc. (S&P), Fitch Ratings Inc. (Fitch), and Moody’s Investor Service (Moody's) have ratings on our debt set forth in the table below:

	S&P	Fitch	Moody's
Outlook	Stable	Stable	Positive
Short-term	A-1	F1	P1
Long-term	A	A	A2
54    Honeywell International Inc.

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
Once it is determined that an impairment review is necessary, recoverability of assets is measured by comparing the carrying amount of the asset group to the estimated future undiscounted cash flows. If the carrying amount exceeds the estimated future undiscounted cash flows, impairment is then measured as the excess, if any, of the carrying amount of the asset group over its fair value.
The fair value estimates are subject to changes in the economic environment, including market interest rates and expected volatility. Management believes the estimates of future cash flows and fair values are reasonable; however, changes in estimates due to variances from assumptions could materially affect the valuations.
55    Honeywell International Inc.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2023 Annual Report on Form 10-K. As of September 30, 2024, there has been no material change in this information.
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
56    Honeywell International Inc.

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
The Company is subject to risks related to its plan to spin off its Advanced Materials business into a standalone, publicly traded company.
On October 8, 2024, the Company announced its intent to spin off its Advanced Materials business, which is part of its Energy and Sustainability Solutions reportable business segment, into an independent, U.S. publicly traded company, in a transaction that is intended to be tax-free for the Company’s shareowners for U.S. federal income tax purposes. The spin-off will be subject to the satisfaction of a number of customary conditions, including, among others, finalization of the financial statements of the Advanced Materials business, the filing and effectiveness of applicable filings (including a Form 10 registration statement) with the SEC, assurance that the spin-off of the Advanced Materials business will be tax-free to Honeywell’s shareowners, receipt of applicable regulatory approvals and final approval by Honeywell’s Board of Directors. The failure to satisfy all of the required conditions, as well as additional factors such as conditions in the equity and debt markets, other external conditions, and developments or challenges involving the intended spin-off, the Company or any of its businesses, many of which are outside of the Company’s control, could delay the completion of the spin-off relative to the anticipated timeline or prevent it from occurring. These or other unanticipated developments could delay or prevent the proposed spin-off or cause the proposed spin-off to occur on terms or conditions that are less favorable than anticipated, including without limitation, the failure to qualify as tax-free to our shareowners (which could result in significant income tax liabilities to the Company and/or its shareholders), and the inability of the spun-off company to incur sufficient indebtedness to allow for a distribution to Honeywell of proceeds concurrently with the consummation of the spin-off. Furthermore, if the spin-off is completed, there is no guarantee that it will be successful in meeting its objectives or achieving its intended benefits. Whether or not the spin-off is ultimately completed, the Company and our business may face challenges as a result of the transaction, including potential business disruption; the diversion of management’s time; and potential negative impacts on the Company’s relationships with its customers, employees, regulators and other counterparties. Any of these factors could negatively impact our business, financial condition, results of operations, cash flows, and the price of our common stock.
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
57    Honeywell International Inc.

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
During the three months ended September 30, 2024, no shares were repurchased by the Company. As of September 30, 2024, $5.9 billion remained available for additional share repurchases. The following table summarizes our purchases of Honeywell's common stock for the three months ended September 30, 2024:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (Dollars in millions)
June 30, 2024 - July 27, 2024	—	$—	—	$5,904
July 28, 2024 - Aug 24, 2024	—	$—	—	$5,904
Aug 25, 2024 - Sep 28, 2024	—	$—	—	$5,904
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
During the three months ended September 30, 2024, none of our executive officers or directors adopted, terminated, or modified a "Rule 10b5-1 trading arrangement," or adopted, terminated, or modified any "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).
58    Honeywell International Inc.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Second 364-Day Credit Agreement, dated as of July 2, 2024, among Honeywell International Inc., the banks, financial institutions, and other institutional parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Honeywell's Form 8-K filed July 2, 2024)

10.2
Fixed Rate Term Loan Credit Agreement, dated as of August 12, 2024, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Honeywell's Form 8-K filed August 12, 2024)

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

59    Honeywell International Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: October 24, 2024	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

60    Honeywell International Inc.