Form 10-Q
period 2025-03-31
HONEYWELL INTERNATIONAL INC
filed 2025-04-29
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 642,682,909 shares of Common Stock outstanding at March 31, 2025.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
We describe many of the trends and other factors that drive our business and future results in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other parts of this report (including Part II, Item 1A Risk Factors). Such discussions contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), including statements related to the proposed spin-off of the Company's Advanced Materials business into Solstice Advanced Materials, a standalone, publicly traded company, the proposed separation of Automation and Aerospace Technologies, the sale of the personal protective equipment business, and the acquisition of Sundyne. Forward-looking statements are those that address activities, events, or developments that we or our management intend, expect, project, believe, or anticipate will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors, many of which are difficult to predict and outside of our control, including Honeywell's current expectations, estimates, and projections regarding, among other things, the proposed spin-off of the Company's Advanced Materials business into Solstice Advanced Materials, a standalone, publicly traded company, the proposed separation of Automation and Aerospace Technologies, the sale of the personal protective equipment business, and the acquisition of Sundyne. They are not guarantees of future performance, and actual results, developments, and business decisions may differ significantly from those envisaged by our forward-looking statements, including the consummation of the spin-off of the Advanced Materials business into Solstice Advanced Materials, the proposed separation of Automation and Aerospace Technologies, the sale of our personal protective equipment business, and the acquisition of Sundyne, and the anticipated benefits of each. We do not undertake to update or revise any of our forward-looking statements, except as required by applicable securities law. Our forward-looking statements are also subject to material risks and uncertainties, including ongoing macroeconomic and geopolitical risks, such as the impacts of tariffs and other trade barriers and restrictions, lower GDP growth or recession in the U.S. or globally, supply chain disruptions, capital markets volatility, inflation, and certain regional conflicts, which can affect our performance in both the near and long term. In addition, no assurance can be given that any plan, initiative, projection, goal, commitment, expectation, or prospect set forth in this Form 10-Q can or will be achieved. These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission (SEC), including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in this report and our 2024 Annual Report on Form 10-K. Any forward-looking plans described herein are not final and may be modified or abandoned at any time.
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
2    Honeywell International Inc.

PART I. FINANCIAL INFORMATION
The financial statements and related notes as of March 31, 2025, should be read in conjunction with the financial statements for the year ended December 31, 2024, contained in the Company's 2024 Annual Report on Form 10-K.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions, except per share amounts)
Product sales	$6,645	$6,263
Service sales	3,177	2,842
Net sales	9,822	9,105
Costs, expenses and other
Cost of products sold	4,251	4,035
Cost of services sold	1,786	1,548
Total Cost of products and services sold	6,037	5,583
Research and development expenses	439	360
Selling, general and administrative expenses	1,361	1,302
Impairment of assets held for sale	15	—
Other (income) expense	(200)	(231)
Interest and other financial charges	286	220
Total costs, expenses and other	7,938	7,234
Income before taxes	1,884	1,871
Tax expense	417	396
Net income	1,467	1,475
Less: Net income attributable to noncontrolling interest	18	12
Net income attributable to Honeywell	$1,449	$1,463
Earnings per share of common stock—basic	$2.24	$2.24
Earnings per share of common stock—assuming dilution	$2.22	$2.23

The Notes to Consolidated Financial Statements are an integral part of this statement.

3    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Net income	$1,467	$1,475
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(278)	54
Pension and other postretirement benefit adjustments	11	(5)
Changes in fair value of cash flow hedges	(18)	14
Other comprehensive income (loss), net of tax	(285)	63
Comprehensive income	1,182	1,538
Less: Comprehensive income (loss) attributable to the noncontrolling interest	30	(12)
Comprehensive income attributable to Honeywell	$1,152	$1,550

The Notes to Consolidated Financial Statements are an integral part of this statement.

4    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2025	December 31, 2024
	(Dollars in millions)
ASSETS
Current assets
Cash and cash equivalents	$9,657	$10,567
Short-term investments	402	386
Accounts receivable, less allowances of $353 and $314, respectively	8,251	7,819
Inventories	6,611	6,442
Assets held for sale	1,393	1,365
Other current assets	1,331	1,329
Total current assets	27,645	27,908
Investments and long-term receivables	1,418	1,394
Property, plant and equipment—net	6,213	6,194
Goodwill	22,021	21,825
Other intangible assets—net	6,537	6,656
Insurance recoveries for asbestos-related liabilities	167	171
Deferred income taxes	229	238
Other assets	10,988	10,810
Total assets	$75,218	$75,196
LIABILITIES
Current liabilities
Accounts payable	$6,734	$6,880
Commercial paper and other short-term borrowings	5,756	4,273
Current maturities of long-term debt	1,332	1,347
Accrued liabilities	7,849	8,348
Liabilities held for sale	400	408
Total current liabilities	22,071	21,256
Long-term debt	25,744	25,479
Deferred income taxes	1,750	1,787
Postretirement benefit obligations other than pensions	110	112
Asbestos-related liabilities	1,283	1,325
Other liabilities	6,229	6,076
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital—common stock issued	958	958
—additional paid-in capital	9,943	9,695
Common stock held in treasury, at cost	(41,200)	(39,378)
Accumulated other comprehensive loss	(3,788)	(3,491)
Retained earnings	51,550	50,835
Total Honeywell shareowners’ equity	17,463	18,619
Noncontrolling interest	561	535
Total shareowners’ equity	18,024	19,154
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$75,218	$75,196

The Notes to Consolidated Financial Statements are an integral part of this statement.

5    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Cash flows from operating activities
Net income	$1,467	$1,475
Less: Net income attributable to noncontrolling interest	18	12
Net income attributable to Honeywell	1,449	1,463
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities
Depreciation	174	166
Amortization	200	125
Gain on sale of non-strategic businesses and assets	(16)	—
Impairment of assets held for sale	15	—
Repositioning and other charges	45	93
Net payments for repositioning and other charges	(104)	(124)
Pension and other postretirement income	(145)	(151)
Pension and other postretirement benefit payments	(5)	(8)
Stock compensation expense	61	53
Deferred income taxes	(19)	3
Other	(196)	(158)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures
Accounts receivable	(424)	53
Inventories	(181)	(140)
Other current assets	35	63
Accounts payable	(149)	(381)
Accrued liabilities	(123)	(565)
Income taxes	(20)	(44)
Net cash provided by operating activities	597	448
Cash flows from investing activities
Capital expenditures	(251)	(233)
Proceeds from disposals of property, plant and equipment	23	—
Increase in investments	(351)	(238)
Decrease in investments	338	155
(Payments) receipts from settlements of derivative contracts	(125)	43
Cash paid for acquisitions, net of cash acquired	(5)	—
Net cash used for investing activities	(371)	(273)
Cash flows from financing activities
Proceeds from issuance of commercial paper and other short-term borrowings	4,855	2,223
Payments of commercial paper and other short-term borrowings	(3,413)	(2,470)
Proceeds from issuance of common stock	42	144
Proceeds from issuance of long-term debt	46	5,710
Payments of long-term debt	(44)	(573)
Repurchases of common stock	(1,902)	(671)
Cash dividends paid	(732)	(703)
Other	(32)	36
Net cash (used for) provided by financing activities	(1,180)	3,696
Effect of foreign exchange rate changes on cash and cash equivalents	44	(40)
Net (decrease) increase in cash and cash equivalents	(910)	3,831
Cash and cash equivalents at beginning of period	10,567	7,925
Cash and cash equivalents at end of period	$9,657	$11,756

The Notes to Consolidated Financial Statements are an integral part of this statement.

6    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(Unaudited)

	Three Months Ended March 31,
	2025		2024
	Shares	$	Shares	$
	(In millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		9,695		9,062
Issued for employee savings and option plans		187		202
Stock compensation expense		61		53
Impact of Quantinuum contribution		—		36
Ending balance		9,943		9,353
Treasury stock
Beginning balance	(307.8)	(39,378)	(305.8)	(38,008)
Reacquired stock or repurchases of common stock	(8.9)	(1,902)	(3.4)	(671)
Issued for employee savings and option plans	1.8	80	2.8	135
Ending balance	(314.9)	(41,200)	(306.4)	(38,544)
Retained earnings
Beginning balance		50,835		47,979
Net income attributable to Honeywell		1,449		1,463
Dividends on common stock		(734)		(707)
Ending balance		51,550		48,735
Accumulated other comprehensive loss
Beginning balance		(3,491)		(4,135)
Foreign exchange translation adjustment		(290)		78
Pension and other postretirement benefit adjustments		11		(5)
Changes in fair value of cash flow hedges		(18)		14
Ending balance		(3,788)		(4,048)
Noncontrolling interest
Beginning balance		535		578
Net income attributable to noncontrolling interest		18		12
Foreign exchange translation adjustment		12		(24)
Dividends paid		(4)		(4)
Contributions from noncontrolling interest holders		—		29
Ending balance		561		591
Total shareowners' equity	642.7	18,024	651.2	17,045
Cash dividends per share of common stock		$1.13		$1.08

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
Honeywell reports its quarterly financial information using a calendar convention; the first, second, and third quarters are consistently reported as ending on March 31, June 30, and September 30, respectively. It is Honeywell's practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires Honeywell's businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on the Company's business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, Honeywell will provide appropriate disclosures. Honeywell's actual closing dates for the three months ended March 31, 2025, and 2024, were March 29, 2025, and March 30, 2024, respectively.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies of the Company are set forth in Note 1 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in the Company’s 2024 Annual Report on Form 10-K. The Company includes herein certain updates to those policies.
RECLASSIFICATIONS
Certain prior year amounts are reclassified to conform to the current year presentation. This includes the separate disclosure of changes in Income taxes within operating activities on the Consolidated Statement of Cash Flows.
SUPPLY CHAIN FINANCING
Amounts outstanding related to supply chain financing programs are included in Accounts payable in the Consolidated Balance Sheet. Accounts payable included approximately $1,108 million and $1,150 million as of March 31, 2025, and December 31, 2024, respectively. The impact of these programs is not material to the Company's overall liquidity.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, which requires greater disaggregation of income tax disclosures. The new standard requires additional information to be disclosed annually with respect to the income tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU should be applied prospectively for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.
8    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to enhance the disclosures about segment expenses. The new standard requires the disclosure of the Company’s Chief Operating Decision Maker (CODM), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. This ASU should be applied retrospectively for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance for annual disclosures for the year ended December 31, 2024, and interim disclosures for the first quarter of 2025. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.
NOTE 3. ACQUISITIONS, DIVESTITURES, AND ASSETS AND LIABILITIES HELD FOR SALE
ACQUISITIONS
Sundyne
On March 4, 2025, the Company agreed to acquire Sundyne in an all-cash transaction for $2,160 million. The transaction is subject to regulatory review and approval and customary closing conditions. The transaction is expected to close in the second quarter of 2025 and the business will be included within the Energy and Sustainability Solutions reportable business segment.
Air Products' Liquefied Natural Gas Process Technology and Equipment Business
On September 30, 2024, the Company acquired 100% of the outstanding equity interests of Air Products' liquefied natural gas process technology and equipment business (LNG), strengthening the Company's energy transition portfolio, for total consideration of $1,837 million, net of cash acquired. The business is included within the Energy and Sustainability Solutions reportable business segment. The following table summarizes the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed that are included in the Consolidated Balance Sheet as of March 31, 2025:

Current assets	$76
Intangible assets	931
Other noncurrent assets	53
Current liabilities	(100)
Noncurrent liabilities	(2)
Net assets acquired	958
Goodwill	879
Purchase price	$1,837
The LNG identifiable intangible assets primarily include customer relationships and technology which will amortize over their estimated useful lives ranging from four to 20 years using accelerated amortization methods. The goodwill is deductible for tax purposes. As of March 31, 2025, the purchase accounting is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, working capital adjustments, and tax balances.
CAES Systems Holdings LLC
On August 30, 2024, the Company acquired 100% of the outstanding equity interests of CAES Systems Holdings LLC (CAES), enhancing the Company's defense and space portfolio with high-reliability radio frequency technologies, for total consideration of $1,935 million, net of cash acquired. The business is included within the Aerospace Technologies reportable business segment. The following table summarizes the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed that are included in the Consolidated Balance Sheet as of March 31, 2025:

Current assets	$324
Intangible assets	1,205
Other noncurrent assets	182
Current liabilities	(123)
Noncurrent liabilities	(167)
Net assets acquired	1,421
Goodwill	557
Purchase price	$1,978
9    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The CAES identifiable intangible assets primarily include customer relationships and trademarks which will amortize over their estimated useful lives ranging from two to 15 years using straight line and accelerated amortization methods. The goodwill is not deductible for tax purposes. As of March 31, 2025, the purchase accounting for CAES is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, and tax balances.
Civitanavi Systems S.p.A.
On August 19, 2024, the Company completed the acquisition of Civitanavi Systems S.p.A., a leader in position navigation and timing technology for the aerospace, defense, and industrial markets, for total consideration of $200 million, net of cash acquired. The business is included within the Aerospace Technologies reportable business segment. The assets acquired and liabilities assumed with Civitanavi Systems S.p.A. are included in the Consolidated Balance Sheet as of March 31, 2025, including $75 million of intangible assets and $107 million of goodwill, which is not deductible for tax purposes. As of March 31, 2025, the purchase accounting is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, and tax balances.
Carrier Global Corporation's Global Access Solutions Business
On June 3, 2024, the Company acquired 100% of the outstanding equity interests of Carrier Global Corporation's Global Access Solutions business (Access Solutions), an innovative global leader in advanced access and security solutions, electronic locking systems, and contactless mobile key solutions, for total consideration of $4,913 million, net of cash acquired. The business is included in the Building Automation reportable business segment. The following table summarizes the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed that are included in the Consolidated Balance Sheet as of March 31, 2025:

Current assets	$246
Intangible assets	2,050
Other noncurrent assets	20
Current liabilities	(140)
Noncurrent liabilities	(6)
Net assets acquired	2,170
Goodwill	2,828
Purchase price	$4,998
The Access Solutions identifiable intangible assets primarily include customer relationships, technology, and trademarks which will amortize over their estimated useful lives ranging from 10 to 20 years using straight line and accelerated amortization methods. The majority of the goodwill is deductible for tax purposes. As of March 31, 2025, the purchase accounting for Access Solutions is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, and tax balances.
DIVESTITURES
For the three months ended March 31, 2025, and 2024, there were no significant divestitures that closed individually or in the aggregate.
On February 6, 2025, the Company announced its intention to pursue a separation of its Automation and Aerospace Technologies businesses into independent, U.S. publicly traded companies, which is intended to be completed in the second half of 2026. The planned separation is intended to be a tax-free separation to Honeywell shareowners for U.S. federal income tax purposes. The separation will be subject to the satisfaction of a number of customary conditions, including, among others, the filing and effectiveness of applicable filings (including a Form 10 registration statement that includes required financial statements) with the SEC, assurance that the separation of the businesses will be tax-free to Honeywell’s shareowners, receipt of applicable regulatory approvals, and final approval by Honeywell’s Board of Directors. The proposed separation is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions.
On October 8, 2024, the Company announced its intention to spin off its Advanced Materials business into Solstice Advanced Materials, an independent, U.S. publicly traded company, which is targeted to be completed by the end of 2025 or early 2026. The planned spin-off is intended to be a tax-free spin to Honeywell shareowners for U.S. federal income tax purposes. The spin-off will be subject to the satisfaction of a number of customary conditions, including, among others, finalization of the financial statements of Solstice Advanced Materials, the filing and effectiveness of applicable filings (including a Form 10 registration statement) with the SEC, assurance that the spin-off of Solstice Advanced Materials will be tax-free to Honeywell’s shareowners, receipt of applicable regulatory approvals, and final approval by Honeywell’s Board of Directors. The proposed spin-off is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions.
10    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
ASSETS AND LIABILITIES HELD FOR SALE
During the third quarter of 2024, the Company concluded the assets and liabilities of the personal protective equipment (PPE) business, which is part of the Sensing and Safety Technologies business unit within the Industrial Automation reportable business segment, met the held for sale criteria; therefore, the Company presented the associated assets and liabilities of the business as held for sale as of September 30, 2024. On November 22, 2024, the Company announced it reached an agreement to sell its PPE business for $1,325 million in an all-cash transaction. The transaction is expected to be completed in the second quarter of 2025 and is subject to customary closing conditions. The disposal group is measured at the lower of carrying value or fair value less costs to sell. Depreciation and amortization expense is not recorded for the period in which assets are classified as held for sale. The carrying amount of any assets, including goodwill, that are part of the disposal group, but not in the scope of Accounting Standards Codification (ASC) 360-10, Property, Plant, and Equipment, are tested for impairment under the relevant guidance prior to measuring the disposal group at fair value, less costs to sell.
The Company performed an evaluation as of March 31, 2025, to assess the recoverability of the carrying value of the assets held for sale. The Company recognized a $15 million increase to the valuation allowance during the three months ended March 31, 2025, to write down the disposal group to fair value, less costs to sell. The carrying value is based on the use of estimates and is subject to change based on future developments leading up to the closing date of a sale, and actual amounts realized upon sale may vary from those recorded as of March 31, 2025.
The following table summarizes the assets and liabilities classified as held for sale in the Consolidated Balance Sheet:

	March 31, 2025	December 31, 2024
Assets held for sale
Accounts receivable	$161	$174
Inventories	209	197
Other current assets	23	29
Investments and long-term receivables	5	4
Property, plant and equipment—net	170	155
Goodwill	412	411
Other intangible assets—net	605	597
Other assets	42	17
Valuation allowance on assets held for sale	(234)	(219)
Total Assets held for sale	$1,393	$1,365
Liabilities held for sale
Accounts payable	$139	$152
Accrued liabilities	104	110
Deferred income taxes	125	124
Other liabilities	32	22
Total Liabilities held for sale	$400	$408
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
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 4. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
The Company has a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following disaggregated revenue table and related discussions by reportable business segment for details:

	Three Months Ended March 31,
	2025	2024
Aerospace Technologies
Commercial Aviation Original Equipment	$627	$674
Commercial Aviation Aftermarket	1,899	1,659
Defense and Space	1,646	1,336
Net Aerospace Technologies sales	4,172	3,669
Industrial Automation
Sensing and Safety Technologies	423	450
Productivity Solutions and Services	269	322
Process Solutions	1,468	1,496
Warehouse and Workflow Solutions	218	210
Net Industrial Automation sales	2,378	2,478
Building Automation
Products	1,029	813
Building Solutions	663	613
Net Building Automation sales	1,692	1,426
Energy and Sustainability Solutions
UOP	664	577
Advanced Materials	897	948
Net Energy and Sustainability Solutions sales	1,561	1,525
Corporate and All Other	19	7
Net sales	$9,822	$9,105
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
See Note 18 Segment Financial Data for a summary by disaggregated product and services sales for each reportable business segment.
The Company recognizes revenue arising from performance obligations outlined in contracts with its customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based off timing of recognition is as follows:

	Three Months Ended March 31,
	2025	2024
Products, transferred point in time	57%	58%
Products, transferred over time	11	11
Net product sales	68	69
Services, transferred point in time	5	5
Services, transferred over time	27	26
Net service sales	32	31
Net sales	100%	100%
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
13    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.
The following table summarizes the Company's contract assets and liabilities balances:

	2025	2024
Contract assets—January 1	$2,207	$2,013
Contract assets—March 31	2,383	1,939
Change in contract assets - increase (decrease)	$176	$(74)
Contract liabilities—January 1	$(4,220)	$(4,326)
Contract liabilities—March 31	(4,300)	(4,005)
Change in contract liabilities - (increase) decrease	$(80)	$321
Net change	$96	$247
For the three months ended March 31, 2025, and 2024, the Company recognized revenue of $1,000 million and $993 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets included $2,312 million and $2,139 million of unbilled balances under long-term contracts as of March 31, 2025, and December 31, 2024, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.
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
PERFORMANCE OBLIGATIONS
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When the contracts with customers require highly complex integration or manufacturing services that are not separately identifiable from other promises in the contracts and, therefore, not distinct, then the entire contract is accounted for as a single performance obligation. In situations when the Company's contracts include distinct goods or services that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct goods or services. For any contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the estimated relative stand-alone selling price of each distinct good or service in the contract. For product sales, each product sold to a customer typically represents a distinct performance obligation. In such cases, the observable stand-alone sales are used to determine the stand-alone selling price.
Performance obligations are satisfied as of a point in time or over time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services, or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. The Company's remaining performance obligations as of March 31, 2025, are $36,097 million.
Performance obligations recognized as of March 31, 2025, will be satisfied over the course of future periods. The Company's disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 53% and 47%, respectively.
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 5. REPOSITIONING AND OTHER CHARGES
A summary of net repositioning and other charges follows:

	Three Months Ended March 31,
	2025	2024
Severance	$24	$33
Asset impairments	1	1
Exit costs	11	15
Reserve adjustments	(27)	(15)
Total net repositioning charges	9	34
Asbestos-related charges, net of insurance and reimbursements	20	18
Probable and reasonably estimable environmental liabilities, net of reimbursements	16	24
Other charges	—	17
Total net repositioning and other charges	$45	$93
The following table summarizes the pre-tax distribution of total net repositioning and other charges by classification in the Consolidated Statement of Operations:

	Three Months Ended March 31,
	2025	2024
Cost of products and services sold	$37	$58
Selling, general and administrative expenses	8	18
Other (income) expense	—	17
Total net repositioning and other charges	$45	$93
The following table summarizes the pre-tax amount of total net repositioning and other charges by reportable business segment. These amounts are excluded from segment profit as described in Note 18 Segment Financial Data:

	Three Months Ended March 31,
	2025	2024
Aerospace Technologies	$(7)	$5
Industrial Automation	7	17
Building Automation	11	4
Energy and Sustainability Solutions	—	18
Corporate and All Other	34	49
Total net repositioning and other charges	$45	$93
NET REPOSITIONING CHARGES
In the three months ended March 31, 2025, the Company recognized gross repositioning charges totaling $36 million, including severance costs of $24 million related to workforce reductions of 713 manufacturing and administrative positions primarily in the Company's Building Automation and Industrial Automation reportable business segments. The workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $1 million related to the write-down of certain assets within the Company's Industrial Automation reportable business segment. The repositioning charges also included exit costs of $11 million related to current period costs incurred for closure obligations associated with site transitions primarily in the Company's Industrial Automation and Building Automation reportable business segments and corporate function. Also, $27 million of previously established reserves, primarily for severance, were returned to income due to higher-than-expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
15    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
In the three months ended March 31, 2024, the Company recognized gross repositioning charges totaling $49 million, including severance costs of $33 million related to workforce reductions of 1,362 manufacturing and administrative positions primarily in the Company's Industrial Automation and Building Automation reportable business segments. The workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $1 million primarily related to the write-down of certain assets within the Company's Industrial Automation reportable business segment. The repositioning charges also included exit costs of $15 million related to current period costs incurred for closure obligations associated with site transitions primarily in the Company's Industrial Automation reportable business segment and corporate function. Also, $15 million of previously established reserves, primarily for severance, were returned to income due to higher-than-expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
The following table summarizes the status of the Company's repositioning reserves, excluding amounts that are included in Liabilities held for sale in the Consolidated Balance Sheet:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2024	$178	$—	$7	$185
Charges	24	1	11	36
Usage—cash	(29)	—	(14)	(43)
Usage—noncash	—	(1)	—	(1)
Foreign currency translation	2	—	—	2
Adjustments	(19)	—	(1)	(20)
Balance at March 31, 2025	$156	$—	$3	$159
Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the three months ended March 31, 2025, and 2024, were $11 million and $12 million, respectively.
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
NOTE 6. INCOME TAXES
The effective tax rate was higher than the U.S. federal statutory rate of 21% and increased during 2025 compared to 2024 as a result of increased tax expense related to internal legal entity restructuring in advance of the anticipated sale of the PPE business.
NOTE 7. INVENTORIES

	March 31, 2025	December 31, 2024
Raw materials	$1,744	$1,528
Work in process	1,396	1,346
Finished products	3,471	3,568
Total Inventories	$6,611	$6,442
16    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS—NET
The following table summarizes the change in the carrying amount of goodwill for the three months ended March 31, 2025, by reportable business segment:

	December 31, 2024	Acquisitions	Currency Translation Adjustment	March 31, 2025
Aerospace Technologies	$3,028	$5	$11	$3,044
Industrial Automation	9,164	—	92	9,256
Building Automation	6,136	—	57	6,193
Energy and Sustainability Solutions	2,598	3	4	2,605
Corporate and All Other	899	—	24	923
Total Goodwill	$21,825	$8	$188	$22,021
Other intangible assets are comprised of:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-life intangibles
Patents and technology	$3,528	$(1,890)	$1,638	$3,513	$(1,849)	$1,664
Customer relationships	6,430	(2,361)	4,069	6,411	(2,251)	4,160
Trademarks	409	(306)	103	398	(296)	102
Other	559	(271)	288	561	(270)	291
Total definite-life intangibles—net	10,926	(4,828)	6,098	10,883	(4,666)	6,217
Indefinite-life intangibles
Trademarks	439	—	439	439	—	439
Total Other intangible assets—net	$11,365	$(4,828)	$6,537	$11,322	$(4,666)	$6,656
Intangible assets amortization expense was $136 million and $70 million for the three months ended March 31, 2025, and 2024, respectively.
17    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 9. DEBT AND CREDIT AGREEMENTS

	March 31, 2025	December 31, 2024
1.35% notes due 2025	$1,250	$1,250
2.50% notes due 2026	1,500	1,500
1.10% notes due 2027	1,000	1,000
3.50% euro notes due 2027	702	675
4.65% notes due 2027	1,150	1,150
4.95% notes due 2028	500	500
2.25% euro notes due 2028	809	779
4.25% notes due 2029	750	750
2.70% notes due 2029	750	750
4.875% notes due 2029	500	500
4.70% notes due 2030	1,000	1,000
3.375% euro notes due 2030	809	779
1.95% notes due 2030	1,000	1,000
4.95% notes due 2031	500	500
1.75% notes due 2031	1,500	1,500
4.75% notes due 2032	650	650
0.75% euro notes due 2032	540	519
3.75% euro notes due 2032	540	519
5.00% notes due 2033	1,100	1,100
4.50% notes due 2034	1,000	1,000
4.125% euro notes due 2034	1,079	1,039
5.00% notes due 2035	1,450	1,450
3.75% euro notes due 2036	809	779
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	442	442
2.80% notes due 2050	750	750
5.25% notes due 2054	1,750	1,750
5.35% notes due 2064	650	650
4.37% Term Loan due 2027	1,000	1,000
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
Other (including finance leases), 3.7% weighted average interest rate maturing at various dates through 2031	410	390
Fair value of hedging instruments	(112)	(136)
Debt issuance costs	(296)	(303)
Total Long-term debt and current related maturities	27,076	26,826
Less: Current maturities of long-term debt	1,332	1,347
Total Long-term debt	$25,744	$25,479
18    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Commercial Paper and Other Short-Term Borrowings
As of March 31, 2025, the Company had $5.8 billion of Commercial paper and other short-term borrowings outstanding at a weighted average interest rate of 4.10%. As of December 31, 2024, the Company had $4.3 billion of Commercial paper and other short-term borrowings outstanding at a weighted average interest rate of 4.22%.
Revolving Credit Agreements
On March 17, 2025, the Company entered into a $3.0 billion 364-day credit agreement (the 364-Day Credit Agreement). The 364-Day Credit Agreement replaced the $1.5 billion 364-day credit agreement dated as of March 18, 2024, which was terminated in accordance with its terms effective March 17, 2025. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 16, 2026, unless (i) Honeywell elects to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 16, 2027, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 364-Day Credit Agreement is maintained for general corporate purposes.
The Company also has a $4.0 billion amended and restated five-year credit agreement dated as of March 18, 2024 (the Five-Year Credit Agreement) that is maintained for general corporate purposes. Commitments under the Five-Year Credit Agreement can be increased pursuant to the terms of the Five-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion.
As of March 31, 2025, there were no outstanding borrowings under the 364-Day Credit Agreement or the Five-Year Credit Agreement.
NOTE 10. LEASES
The Company's operating and finance lease portfolio is described in Note 10 Leases of Notes to Consolidated Financial Statements in the Company's 2024 Annual Report on Form 10-K.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2025	2024
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$69	$58
Finance leases	7	24
Supplemental balance sheet information related to leases was as follows:

	March 31, 2025	December 31, 2024
Operating leases
Other assets	$1,050	$1,025
Accrued liabilities	$205	$199
Other liabilities	954	927
Total operating lease liabilities	$1,159	$1,126
Finance leases
Property, plant and equipment	$388	$396
Accumulated depreciation	(213)	(211)
Property, plant and equipment—net	$175	$185
Current maturities of long-term debt	$63	$69
Long-term debt	77	85
Total finance lease liabilities	$140	$154
19    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
Honeywell's foreign currency, interest rate, credit, and commodity price risk management policies are described in Note 11 Derivative Instruments and Hedging Transactions of Notes to Consolidated Financial Statements in the Company's 2024 Annual Report on Form 10-K.
The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheet:

	Notional		Fair Value Asset		Fair Value (Liability)
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Derivatives in fair value hedging relationships
Interest rate swap agreements	$3,949	$3,899	$11	$3	$(123)	$(139)
Derivatives in cash flow hedging relationships
Foreign currency exchange contracts	978	1,235	9	30	(9)	(10)
Commodity contracts	1	1	—	—	—	—
Derivatives in net investment hedging relationships
Cross currency swap agreements	7,214	7,214	25	124	(202)	(56)
Total derivatives designated as hedging instruments	12,142	12,349	45	157	(334)	(205)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	8,454	8,773	1	3	(6)	(5)
Total Derivative instruments	$20,596	$21,122	$46	$160	$(340)	$(210)
All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Accrued liabilities or Other liabilities.
In addition to the foreign currency derivative contracts designated as net investment hedges, certain of the Company's foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $6,399 million and $6,158 million as of March 31, 2025, and December 31, 2024, respectively.
The following table sets forth the amounts recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Long-term debt	$3,837	$3,763	$(112)	$(136)
20    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following tables summarize the location and impact to the Consolidated Statement of Operations related to derivative instruments:

	Three Months Ended March 31, 2025
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$9,822	$4,251	$1,786	$1,361	$(200)	$286
Gain (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive loss into income	1	2	1	(2)	—	—
Gain (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	(24)
Derivatives designated as hedges	—	—	—	—	—	24
Gain (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	(144)	—

	Three Months Ended March 31, 2024
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges
	$9,105	$4,035	$1,548	$1,302	$(231)	$220
Gain (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive loss into income	1	2	1	1	—	—
Gain (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	42
Derivatives designated as hedges	—	—	—	—	—	(42)
Gain (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	23	—
The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive loss:

	Three Months Ended March 31,
	2025	2024
Euro-denominated long-term debt	$(198)	$39
Euro-denominated commercial paper	(42)	19
Cross currency swap agreements	(245)	75
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
The Company classifies financial and nonfinancial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement.
The following table sets forth the Company’s financial assets and liabilities accounted for at fair value on a recurring basis:

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$10	$—	$10	$—	$33	$—	$33
Available for sale investments	67	443	—	510	69	427	—	496
Interest rate swap agreements	—	11	—	11	—	3	—	3
Cross currency swap agreements	—	25	—	25	—	124	—	124
Investments in equity securities	4	—	—	4	8	—	—	8
Right to HWI Net Sale Proceeds	—	—	4	4	—	—	6	6
Total assets	$71	$489	$4	$564	$77	$587	$6	$670
Liabilities
Foreign currency exchange contracts	$—	$15	$—	$15	$—	$15	$—	$15
Interest rate swap agreements	—	123	—	123	—	139	—	139
Cross currency swap agreements	—	202	—	202	—	56	—	56
Total liabilities	$—	$340	$—	$340	$—	$210	$—	$210
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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$757	$721	$723	$666
Liabilities
Long-term debt and related current maturities	$27,076	$26,058	$26,826	$25,503
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
As of March 31, 2025, and December 31, 2024, the Company measured the disposal group of the PPE business at fair value, less costs to sell. The fair value of the disposal group was determined using significant unobservable inputs based on expected proceeds to be received upon the sale of the business. As such, the fair value of the disposal group is considered level 3. See Note 3 Acquisitions, Divestitures, and Assets and Liabilities Held for Sale for more information on the disposal group.
NOTE 13. EARNINGS PER SHARE
The details of the earnings per share calculations for the three months ended March 31, 2025, and 2024, are as follows (shares in millions):

	Three Months Ended March 31,
Basic	2025	2024
Net income attributable to Honeywell	$1,449	$1,463
Weighted average shares outstanding	648.2	652.3
Earnings per share of common stock—basic	$2.24	$2.24

	Three Months Ended March 31,
Assuming Dilution	2025	2024
Net income attributable to Honeywell	$1,449	$1,463
Average shares
Weighted average shares outstanding	648.2	652.3
Dilutive securities issuable—stock plans	3.5	4.3
Total weighted average diluted shares outstanding	651.7	656.6
Earnings per share of common stock—assuming dilution	$2.22	$2.23
The diluted earnings per share calculations exclude the effect of stock options when the cost to exercise an option exceeds the average market price of the common shares during the period. For the three months ended March 31, 2025, and 2024, the weighted average number of stock options excluded from the computations were 2.4 million and 4.9 million, respectively.
As of March 31, 2025, and 2024, the total shares outstanding were 642.7 million and 651.2 million, respectively, and as of March 31, 2025, and 2024, total shares issued were 957.6 million.
23    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2024	$(2,872)	$(642)	$(1)	$24	$(3,491)
Other comprehensive income (loss) before reclassifications	(290)	—	—	(16)	(306)
Amounts reclassified from accumulated other comprehensive loss	—	11	—	(2)	9
Net current period other comprehensive income (loss)	(290)	11	—	(18)	(297)
Balance at March 31, 2025	$(3,162)	$(631)	$(1)	$6	$(3,788)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2023	$(3,101)	$(1,055)	$(2)	$23	$(4,135)
Other comprehensive income (loss) before reclassifications	78	—	—	18	96
Amounts reclassified from accumulated other comprehensive loss	—	(5)	—	(4)	(9)
Net current period other comprehensive income (loss)	78	(5)	—	14	87
Balance at March 31, 2024	$(3,023)	$(1,060)	$(2)	$37	$(4,048)
NOTE 15. COMMITMENTS AND CONTINGENCIES
ENVIRONMENTAL MATTERS
The Company is subject to various federal, state, local, and foreign government requirements relating to the protection of the environment. With respect to environmental matters involving site contamination, the Company continually conducts studies, individually or jointly with other potentially responsible parties, to determine the feasibility of various remedial techniques. It is the Company's policy to record liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on the Company's best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory, or legal information becomes available.
Honeywell's environmental matters are further described in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements in the Company's 2024 Annual Report on Form 10-K.
The following table summarizes information concerning the Company's recorded liabilities for environmental costs:

Balance at December 31, 2024	$678
Accruals for environmental matters deemed probable and reasonably estimable	106
Environmental liability payments	(37)
Balance at March 31, 2025	$747
24    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Environmental liabilities are included in the following balance sheet accounts:

	March 31, 2025	December 31, 2024
Accrued liabilities	$244	$244
Other liabilities	503	434
Total environmental liabilities	$747	$678
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
Reimbursements associated with this agreement are collected from Resideo quarterly and were $35 million in the three months ended March 31, 2025, and offset operating cash outflows incurred by the Company. As the Company incurs costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90% of such costs is also recorded. This receivable amount recorded in the three months ended March 31, 2025, was $90 million. As of March 31, 2025, Other current assets and Other assets included $140 million and $637 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.
ASBESTOS MATTERS
Honeywell is named in asbestos-related personal injury claims related to the Bendix Friction Materials (Bendix) business, which was sold in 2014.
The following tables summarize information concerning Bendix asbestos-related balances:
ASBESTOS-RELATED LIABILITIES

December 31, 2024	$1,482
Accrual for update to estimated liability	12
Change in estimated cost of future claims	5
Asbestos-related liability payments	(60)
March 31, 2025	$1,439
INSURANCE RECOVERIES FOR ASBESTOS-RELATED LIABILITIES

December 31, 2024	$110
Insurance receipts for asbestos-related liabilities	(4)
March 31, 2025	$106
25    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Bendix asbestos-related balances are included in the following balance sheet accounts:

	March 31, 2025	December 31, 2024
Other current assets	$14	$14
Insurance recoveries for asbestos-related liabilities	92	96
Total insurance recoveries for asbestos-related liabilities	$106	$110
Accrued liabilities	$156	$157
Asbestos-related liabilities	1,283	1,325
Total asbestos-related liabilities	$1,439	$1,482
Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. The following tables present information regarding Bendix-related asbestos claims activity:

	Three Months Ended March 31,	Year Ended December 31,
	2025	2024
Claims unresolved at the beginning of period	4,950	5,517
Claims filed	383	1,617
Claims resolved	(379)	(2,184)
Claims unresolved at the end of period	4,954	4,950

Disease Distribution of Unresolved Claims	March 31, 2025	December 31, 2024
Mesothelioma and other cancer claims	2,974	2,923
Nonmalignant claims	1,980	2,027
Total claims	4,954	4,950
Honeywell experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2024	2023	2022	2021	2020
	(in whole dollars)
Mesothelioma and other cancer claims	$79,900	$66,200	$59,200	$56,000	$61,500
Nonmalignant claims	1,100	1,730	520	400	550
The Consolidated Financial Statements reflect an estimated liability for resolution of asserted (claims filed as of the financial statement date) and unasserted Bendix-related asbestos claims, which exclude the Company’s ongoing legal fees to defend such asbestos claims which will continue to be expensed as they are incurred.
The Company reflects the inclusion of all years of epidemiological disease projection through 2059 when estimating the liability for unasserted Bendix-related asbestos claims. Such liability for unasserted Bendix-related asbestos claims is based on historic and anticipated claims filing experience and dismissal rates, disease classifications, and average resolution values in the tort system over a defined look-back period. The Company valued Bendix asserted and unasserted claims using average resolution values for the previous two years. The Company reviews the valuation assumptions and average resolution values used to estimate the cost of Bendix asserted and unasserted claims during the fourth quarter each year.
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
NOTE 16. PENSION BENEFITS
Net periodic pension benefit (income) cost for the Company's significant pension plans included the following components:

	U.S. Plans
	Three Months Ended March 31,
	2025	2024
Service cost	$7	$7
Interest cost	147	150
Expected return on plan assets	(289)	(281)
Amortization of prior service (credit) cost	—	(2)
Net periodic benefit (income) cost	$(135)	$(126)
27    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Non-U.S. Plans
	Three Months Ended March 31,
	2025	2024
Service cost	$1	$3
Interest cost	47	47
Expected return on plan assets	(73)	(74)
Recognition of actuarial (gains) losses	14	—
Net periodic benefit (income) cost	$(11)	$(24)
The Company repurchased $200 million of outstanding Honeywell shares of common stock from the Honeywell U.S. Pension Plan Master Trust during the three months ended March 31, 2025. The Company completed no repurchases of outstanding Honeywell shares of common stock from the Honeywell U.S. Pension Plan Master Trust during the three months ended March 31, 2024.
NOTE 17. OTHER (INCOME) EXPENSE

	Three Months Ended March 31,
	2025	2024
Interest income	$(90)	$(105)
Pension ongoing income—non-service	(155)	(161)
Other postretirement income—non-service	(4)	(6)
Equity income of affiliated companies	(17)	(16)
Foreign exchange (gain) loss	4	26
Divestiture-related costs	48	—
Acquisition-related costs	6	2
Expense related to Russia-Ukraine conflict	—	17
Other, net	8	12
Total Other (income) expense	$(200)	$(231)
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
Honeywell’s senior management evaluates segment performance based on segment profit. Each segment’s profit is measured as segment income (loss) before taxes excluding general corporate unallocated expense, interest and other financial charges, interest income, amortization of acquisition-related intangibles, certain acquisition- and divestiture-related costs, impairment of assets held for sale, stock compensation expense, pension and other postretirement income (expense), repositioning and other charges, and other items within Other (income) expense.
28    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Three Months Ended March 31, 2025	Aerospace Technologies	Industrial Automation	Building Automation	Energy and Sustainability Solutions	Corporate and All Other	Total Honeywell
Net sales
Products	$2,365	$1,644	$1,208	$1,428	$—	$6,645
Services	1,807	734	484	133	19	3,177
Total Net sales	4,172	2,378	1,692	1,561	19	9,822
Less
Cost of products and services sold	2,592	1,384	868	982
Selling, general and administrative expenses	188	366	275	136
Other segment items[1]	293	204	109	97
Total Segment profit	$1,099	$424	$440	$346	$(51)	$2,258

Depreciation and amortization	$94	$84	$60	$89	$47	$374
Capital expenditures	73	36	23	87	32	251

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

Three Months Ended March 31, 2024	Aerospace Technologies	Industrial Automation	Building Automation	Energy and Sustainability Solutions	Corporate and All Other	Total Honeywell
Net sales
Products	$2,025	$1,800	$1,057	$1,381	$—	$6,263
Services	1,644	678	369	144	7	2,842
Total Net sales	3,669	2,478	1,426	1,525	7	9,105
Less
Cost of products and services sold	2,217	1,446	764	999
Selling, general and administrative expenses	155	357	218	129
Other segment items[1]	262	201	94	94
Total Segment profit	$1,035	$474	$350	$303	$(68)	$2,094

Depreciation and amortization	$66	$90	$24	$65	$46	$291
Capital expenditures	73	54	15	79	12	233

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

	March 31, 2025	December 31, 2024
Aerospace Technologies	$17,506	$16,966
Industrial Automation	21,344	21,035
Building Automation	11,719	11,438
Energy and Sustainability Solutions	10,420	10,337
Corporate and All Other	14,229	15,420
Total assets	$75,218	$75,196
29    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
A reconciliation of segment profit to consolidated income before taxes are as follows:

	Three Months Ended March 31,
	2025	2024
Segment profit	$2,258	$2,094
Interest and other financial charges	(286)	(220)
Interest income[1]	90	105
Amortization of acquisition-related intangibles[2]	(136)	(70)
Impairment of assets held for sale	(15)	—
Stock compensation expense[3]	(61)	(53)
Pension ongoing income[4]	155	145
Pension mark-to-market expense[4]	(14)	—
Other postretirement income[4]	4	6
Repositioning and other charges[5]	(45)	(93)
Other expense[6]	(66)	(43)
Income before taxes	$1,884	$1,871

1	Amounts included in Other (income) expense.
2	Amounts included in Cost of products and services sold.
3	Amounts included in Selling, general and administrative expenses.
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
30    Honeywell International Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions, except per share amounts)
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell, we, us, our, or the Company) for the three months ended March 31, 2025. The financial information as of March 31, 2025, should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2024, contained in our 2024 Annual Report on Form 10-K. Certain prior year amounts are reclassified to conform to the current year presentation.
BUSINESS UPDATE
MACROECONOMIC CONDITIONS
We are closely monitoring evolving macroeconomic conditions and heightened geopolitical risks. During the first quarter of 2025, there was a marked increase in economic and trade policy uncertainty globally. Rising trade tensions and changes to trade policy could adversely impact global growth and contribute to inflationary pressures. Global conflicts, tariffs, labor disruptions, and regulations continue to generate volatility in global markets and can contribute to supply chain vulnerabilities and pricing fluctuations. We remain proactive in our collaboration with suppliers to mitigate potential shortages and reduce supply and price volatility. We anticipate a moderation in global growth in 2025 and a higher level of uncertainty with respect to inflation and other macroeconomic trends.
Mitigation strategies remain crucial to meet customer demand in this evolving environment. Our mitigation strategies include pricing actions, hedging strategies, long-term strategies for constrained materials, direct engagement with key suppliers, and new supplier development. Strong relationships with strategic primary and secondary suppliers allow us to collaborate together to reliably source key components and raw materials, develop new products, commit our resources to assist certain suppliers, and at times, alter designs of existing products. We believe these mitigation strategies enable us to reduce supply risk, foster new product innovation, and expand our market presence. Additionally, due to the stringent quality controls and product qualification we perform on any new or altered product, these mitigation strategies have not impacted, and we do not expect them to impact, product quality or reliability.
To date, our strategies successfully mitigated our exposure to these conditions. However, if we are not successful in sustaining or executing these strategies, these macroeconomic conditions could have a material adverse effect on our consolidated results of operations or operating cash flows.
SPIN-OFF OF ADVANCED MATERIALS
On October 8, 2024, the Company announced its intention to spin off its Advanced Materials business into Solstice Advanced Materials, an independent, U.S. publicly traded company, which is targeted to be completed by the end of 2025 or early 2026. The planned spin-off is intended to be a tax-free spin to Honeywell shareowners for U.S. federal income tax purposes. The spin-off will be subject to the satisfaction of a number of customary conditions, including, among others, finalization of the financial statements of Solstice Advanced Materials, the filing and effectiveness of applicable filings (including a Form 10 registration statement) with the SEC, assurance that the spin-off of Solstice Advanced Materials will be tax-free to Honeywell’s shareowners, receipt of applicable regulatory approvals, and final approval by Honeywell’s Board of Directors. The proposed spin-off is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions.
31    Honeywell International Inc.

SEPARATION OF AUTOMATION AND AEROSPACE TECHNOLOGIES
On February 6, 2025, the Company announced its intention to pursue a separation of its Automation and Aerospace Technologies businesses into independent, U.S. publicly traded companies, which is intended to be completed in the second half of 2026. The planned separation is intended to be a tax-free separation to Honeywell shareowners for U.S. federal income tax purposes. The separation will be subject to the satisfaction of a number of customary conditions, including, among others, the filing and effectiveness of applicable filings (including a Form 10 registration statement that includes required financial statements) with the SEC, assurance that the separation of the businesses will be tax-free to Honeywell’s shareowners, receipt of applicable regulatory approvals, and final approval by Honeywell’s Board of Directors. The proposed separation is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions.
RESULTS OF OPERATIONS
Consolidated Financial Results
32    Honeywell International Inc.

Net Sales by Segment
Segment Profit by Segment
33    Honeywell International Inc.

CONSOLIDATED OPERATING RESULTS
Net Sales

Three Months Ended March 31
$9,822
$9,105
$10,000
$8,000
$6,000
$4,000
$2,000
$0
2025
2024

The change in Net sales was attributable to the following:

Q1 2025 vs. Q1 2024
Volume	2%
Price	2%
Foreign currency translation	(1)%
Acquisitions, divestitures, and other, net	5%
Total % change in Net sales	8%
A discussion of Net sales by reportable business segment can be found in the Review of Business Segments section of this Management's Discussion and Analysis.
Q1 2025 compared with Q1 2024
Net sales increased due to the following:
•Incremental sales from recent acquisitions,
•Increased pricing and price adjustments to offset inflation, and
•Higher sales volumes,
•Partially offset by the unfavorable impact of foreign currency translation, driven by the strengthening of the U.S. dollar against the currencies in certain of our international markets, primarily the euro, Canadian dollar, Australian dollar, and Korean won.
Our backlog of orders increased 13% to $36.1 billion, as of March 31, 2025, compared to March 31, 2024. Backlog represents the estimated remaining value of work to be performed or products to be shipped under firm contracts. Backlog is equal to our remaining performance obligations under the contracts that meet the guidance on revenue from contracts with customers as discussed in Note 4 Revenue Recognition and Contracts with Customers of Notes to Consolidated Financial Statements. Our backlog by reportable business segment is as follows:

March 31, 2025
Aerospace Technologies	$15,679
Industrial Automation	5,764
Building Automation	8,432
Energy and Sustainability Solutions	6,207
Corporate and All Other[1]	15
Total backlog	$36,097

1	The backlog within Corporate and All Other relates to the Quantinuum business.
34    Honeywell International Inc.

Cost of Products and Services Sold

Three Months Ended March 31
$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$6,037
$5,583
2025
2024

Q1 2025 compared with Q1 2024
Cost of products and services sold increased due to the following:
•Incremental costs from recent acquisitions of approximately $0.3 billion or 5%,
•Higher direct and indirect material costs and higher labor costs of approximately $0.2 billion or 4%, and
•Higher sales volumes of lower margin products of approximately $0.1 billion or 2%,
•Partially offset by higher productivity of approximately $0.2 billion or 4%.
Gross Margin

Three Months Ended March 31
$4,000
$3,000
$2,000
$1,000
$0
$3,785
$3,522
38.5%
38.7%
2025
2024
Gross margin
Gross margin as a percentage of Net sales

Q1 2025 compared with Q1 2024
Gross margin increased by approximately $0.3 billion and gross margin percentage decreased 20 basis points to 38.5% compared to 38.7% for the same period of 2024.
35    Honeywell International Inc.

Research and Development Expenses

Three Months Ended March 31
$500
$400
$300
$200
$100
$0
$439
$360
4.5%
4.0%
2025
2024
Research and development expenses
Research and development expenses as a percentage of Net sales

Q1 2025 compared with Q1 2024
Research and development expenses increased due to increased spending, primarily in our Aerospace Technologies business.
A summary of our research and development costs is as follows:

	Three Months Ended March 31,
	2025	2024
Company funded research and development expenses	$439	$360
Customer-sponsored research and development[1]	267	269
Total research and development costs	$706	$629

1	Includes deferred customer funded nonrecurring engineering and development activities and expenditures on customer programs with a significant engineering performance obligation, included in Cost of products and services sold in the Consolidated Statement of Operations.
Selling, General and Administrative Expenses

Three Months Ended March 31
$1,500
$1,000
$500
$0
$1,361
$1,302
13.9%
14.3%
2025
2024
Selling, general and administrative expenses
Selling, general and administrative expenses as a percentage of Net sales

Q1 2025 compared with Q1 2024
Selling, general and administrative expenses increased due to incremental costs from acquisitions.
36    Honeywell International Inc.

Impairment of Assets Held for Sale

	Three Months Ended March 31,
	2025	2024
Impairment of assets held for sale	$15	$—
Q1 2025 compared with Q1 2024
An impairment charge was recorded on assets held for sale related to the PPE business during the three months ended March 31, 2025.
Other (Income) Expense

	Three Months Ended March 31,
	2025	2024
Other (income) expense	$(200)	$(231)
Q1 2025 compared with Q1 2024
Other income decreased due to higher divestiture-related costs.
Interest and Other Financial Charges

	Three Months Ended March 31,
	2025	2024
Interest and other financial charges	$286	$220
Q1 2025 compared with Q1 2024
Interest and other financial charges increased due to prior year issuances of long-term debt.
Tax Expense
Q1 2025 compared with Q1 2024
The effective tax rate increased 90 basis-points as a result of increased tax expense related to internal legal entity restructuring in advance of the anticipated sale of the PPE business.
37    Honeywell International Inc.

Net Income Attributable to Honeywell

Three Months Ended March 31
$2,000
$1,500
$1,000
$500
$0
$1,449
$1,463
$2.22
$2.23
2025
2024
Net income attributable to Honeywell
Earnings per share of common stock–assuming dilution

Q1 2025 compared to Q1 2024
Earnings per share of common stock–assuming dilution slightly decreased primarily due to the following:
•Higher divestiture-related costs ($0.08 after tax),
•Higher interest and other financial charges ($0.08 after tax), and
•Higher acquisition-related intangibles amortization ($0.07 after tax),
•Partially offset by higher segment profit ($0.20 after tax).
38    Honeywell International Inc.

REVIEW OF BUSINESS SEGMENTS
We globally manage our business operations through four reportable business segments: Aerospace Technologies, Industrial Automation, Building Automation, and Energy and Sustainability Solutions.
AEROSPACE TECHNOLOGIES
Net Sales

	Three Months Ended March 31,
	2025	2024	% Change
Net sales	$4,172	$3,669	14%
Cost of products and services sold	2,592	2,217
Selling, general and administrative and other expenses	481	417
Segment profit	$1,099	$1,035	6%

	2025 vs. 2024
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit
Organic[1]	9%	6%
Foreign currency translation	—%	(1)%
Acquisitions, divestitures, and other, net	5%	1%
Total % change	14%	6%

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

39    Honeywell International Inc.

Q1 2025 compared to Q1 2024
Sales increased $503 million due to higher organic sales of $243 million in Commercial Aviation Aftermarket driven by higher sales volumes in air transport due to an increase in flight hours and higher organic sales of $135 million in Defense and Space driven by higher sales volumes due to increased shipments. Additionally, the acquisitions of CAES and Civitanavi Systems contributed $180 million to 2025 sales.
Segment profit increased $64 million and segment margin percentage decreased 190 basis points to 26.3% compared to 28.2% for the same period of 2024.
On February 6, 2025, the Company announced its intention to separate its Automation and Aerospace Technologies businesses into independent, U.S. publicly traded companies.
INDUSTRIAL AUTOMATION
Net Sales

	Three Months Ended March 31,
	2025	2024	% Change
Net sales	$2,378	$2,478	(4)%
Cost of products and services sold	1,384	1,446
Selling, general and administrative and other expenses	570	558
Segment profit	$424	$474	(11)%

	2025 vs. 2024
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit
Organic	(2)%	(9)%
Foreign currency translation	(2)%	(2)%
Acquisitions, divestitures, and other, net	—%	—%
Total % change	(4)%	(11)%
40    Honeywell International Inc.

Q1 2025 compared to Q1 2024
Sales decreased $100 million due to lower organic sales of $48 million in Productivity Solutions and Services driven by a decrease in license and settlement payments, lower organic sales of $21 million in Sensing and Safety Technologies driven by lower demand for personal protective equipment, and unfavorable impact of foreign currency translation of $42 million.
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
Segment profit decreased $50 million and segment margin percentage decreased 130 basis points to 17.8% compared to 19.1% for the same period in 2024.
On November 22, 2024, we announced an agreement to sell our PPE business for $1.3 billion, with the assets and liabilities of the business classified as held for sale until the closing date of the sale. The transaction is expected to be completed in the second quarter of 2025.
BUILDING AUTOMATION
Net Sales

	Three Months Ended March 31,
	2025	2024	% Change
Net sales	$1,692	$1,426	19%
Cost of products and services sold	868	764
Selling, general and administrative and other expenses	384	312
Segment profit	$440	$350	26%
41    Honeywell International Inc.

	2025 vs. 2024
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit
Organic	8%	12%
Foreign currency translation	(2)%	(3)%
Acquisitions, divestitures, and other, net	13%	17%
Total % change	19%	26%
Q1 2025 compared to Q1 2024
Sales increased $266 million due to higher organic sales of $68 million in Building Solutions and higher organic sales of $51 million in Products, both driven by higher demand. The acquisition of Access Solutions contributed $179 million to first quarter 2025 sales.
Segment profit increased $90 million and segment margin percentage increased 150 basis points to 26.0% compared to 24.5% for the same period of 2024.
ENERGY AND SUSTAINABILITY SOLUTIONS
Net Sales

	Three Months Ended March 31,
	2025	2024	% Change
Net sales	$1,561	$1,525	2%
Cost of products and services sold	982	999
Selling, general and administrative and other expenses	233	223
Segment profit	$346	$303	14%
42    Honeywell International Inc.

	2025 vs. 2024
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit
Organic	(2)%	4%
Foreign currency translation	(1)%	(1)%
Acquisitions, divestitures, and other, net	5%	11%
Total % change	2%	14%
Q1 2025 compared to Q1 2024
Sales increased $36 million due to $75 million of sales contributed by the acquisition of LNG, partially offset by lower organic sales of $39 million in Advanced Materials driven by lower sales volumes of fluorine products.
Segment profit increased $43 million and segment margin percentage increased 230 basis points to 22.2% compared to 19.9% for the same period of 2024.
On October 8, 2024, the Company announced its intention to spin off its Advanced Materials business into Solstice Advanced Materials, an independent, U.S. publicly traded company.
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
REPOSITIONING CHARGES
See Note 5 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in the three months ended March 31, 2025, and 2024. Cash spending related to our repositioning actions was $43 million in the three months ended March 31, 2025, and was funded through operating cash flows.
43    Honeywell International Inc.

LIQUIDITY AND CAPITAL RESOURCES
(Dollars in tables in millions)
We leverage operating cash flows as the primary source of liquidity. Each of our businesses focuses on increasing operating cash flows through revenue growth, margin expansion, and improved working capital turnover. We also maintain other key sources of liquidity, including U.S. cash balances, and the ability to access non-U.S. cash balances, short-term debt from the commercial paper market, long-term borrowings, committed credit lines, and access to the public debt and equity markets.
CASH
As of March 31, 2025, and December 31, 2024, we held $10.1 billion and $11.0 billion, respectively, of cash and cash equivalents, including our short-term investments. We monitor third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty.
As of March 31, 2025, we held $8.0 billion of the Company’s cash, cash equivalents, and short-term investments in non-U.S. subsidiaries. We do not have material amounts related to any jurisdiction subject to currency control restrictions that impact our ability to access and repatriate such amounts. Under current laws, we do not expect taxes on repatriation or restrictions on amounts held outside of the U.S. to have a material effect on our overall liquidity.
CASH FLOW SUMMARY
Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Three Months Ended March 31,
	2025	2024	Variance
Cash and cash equivalents at beginning of period	$10,567	$7,925	$2,642
Operating activities
Net income attributable to Honeywell	1,449	1,463	(14)
Noncash adjustments	315	289	26
Changes in working capital	(754)	(468)	(286)
Other operating activities	(413)	(836)	423
Net cash provided by operating activities	597	448	149
Net cash used for investing activities	(371)	(273)	(98)
Net cash (used for) provided by financing activities	(1,180)	3,696	(4,876)
Effect of foreign exchange rate changes on cash and cash equivalents	44	(40)	84
Net (decrease) increase in cash and cash equivalents	(910)	3,831	(4,741)
Cash and cash equivalents at end of period	$9,657	$11,756	$(2,099)
Three months ended March 31, 2025
Net cash provided by operating activities was driven by Net income, partially offset by changes in working capital driven by an increase in accounts receivable due to timing of customer cash collections.
Net cash used for investing activities was driven by $251 million of capital expenditures and $125 million of net payments from settlements of derivative contracts.
Net cash used for financing activities was driven by $1,902 million of repurchases of common stock and $732 million of cash dividends paid, partially offset by $1,442 million of net proceeds of commercial paper.
44    Honeywell International Inc.

Three months ended March 31, 2025 compared with three months ended March 31, 2024
Net cash provided by operating activities increased by $149 million, driven by a $423 million favorable impact of other operating activities due to timing of customer advances, partially offset by a $286 million unfavorable impact of working capital driven by an increase in accounts receivable due to timing of customer cash collections.
Net cash used for investing activities increased by $98 million, driven by a $168 million net increase in payments from settlements of derivative contracts, partially offset by $70 million net decrease in investments.
Net cash (used for) provided by financing activities decreased by $4,876 million, driven by a $5,664 million decrease in long-term debt proceeds, as we issued long-term debt in 2024 to fund acquisitions, and a $1,231 million increase in repurchases of common stock, partially offset by a $1,689 million increase in net proceeds of commercial paper and a $529 million decrease in payments of long-term debt.
CASH REQUIREMENTS AND ASSESSMENT OF CURRENT LIQUIDITY
In addition to our normal operating cash requirements, our principal future cash requirements will include funding capital expenditures, share repurchases, dividends, strategic acquisitions, and debt repayments. During the three months ended March 31, 2025, we repurchased common stock of $1.9 billion. Refer to the section titled Liquidity and Capital Resources of our 2024 Form 10-K for a discussion of our expected capital expenditures, share repurchases, mergers and acquisitions activity, and dividends for 2025.
We continually seek opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers and transfer of our trade receivables to unaffiliated financial institutions on a true sale basis. The impact of these programs is not material to our overall liquidity.
Additionally, we continue to assess the relative strength of each business in our portfolio as to strategic fit, market position, profit, and cash flow contribution in order to identify target investment and acquisition opportunities in order to upgrade our combined portfolio. We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. In the first quarter of 2025, we announced our intention to acquire Sundyne for approximately $2.2 billion. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability, or growth potential. These businesses are considered for potential divestiture, restructuring, or other repositioning actions, subject to regulatory constraints. On October 8, 2024, we announced our intention to spin off the Advanced Materials business into Solstice Advanced Materials, an independent, U.S. publicly traded company, which is targeted to be completed by the end of 2025 or early 2026. In addition, on November 22, 2024, we announced an agreement to sell our personal protective equipment business for $1.3 billion, with the assets and liabilities of the business classified as held for sale until the closing date of a sale. On February 6, 2025, the Company announced its intention to separate its Automation and Aerospace Technologies businesses into independent, U.S. publicly traded companies. See Note 3 Acquisitions, Divestitures, and Assets and Liabilities Held for Sale of Notes to Consolidated Financial Statements for additional discussion.
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
See Note 9 Debt and Credit Agreements of Notes to Consolidated Financial Statements for additional discussion of items impacting our liquidity.
45    Honeywell International Inc.

BORROWINGS
We leverage a variety of debt instruments to manage our overall borrowing costs. As of March 31, 2025, and December 31, 2024, our total borrowings were $32.8 billion and $31.1 billion, respectively.

	March 31, 2025	December 31, 2024
Fixed rate notes	$26,052	$25,853
Commercial paper	5,755	4,271
Term loan	1,000	1,000
Variable rate notes	22	22
Other	411	392
Fair value of hedging instruments	(112)	(136)
Debt issuance costs	(296)	(303)
Total borrowings	$32,832	$31,099
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
We also have the following loan and revolving credit agreements:
•A $1.0 billion Fixed Rate Term Loan Credit Agreement (the Fixed Rate Term Loan Credit Agreement), dated as of August 12, 2024. Amounts borrowed under the Fixed Rate Term Loan Credit Agreement are required to be repaid no later than August 12, 2027, unless the Fixed Rate Term Loan Credit Agreement is terminated earlier pursuant to its terms. As of March 31, 2025, there were $1.0 billion of borrowings outstanding under the Fixed Rate Term Loan Credit Agreement.
•A $3.0 billion 364-day credit agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated as of March 17, 2025. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 16, 2026, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 16, 2027, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 364-Day Credit Agreement replaced the previously reported $1.5 billion 364-day credit agreement dated as of March 18, 2024, which was terminated in accordance with its terms effective March 17, 2025. As of March 31, 2025, there were no outstanding borrowings under our 364-Day Credit Agreement.
•A $4.0 billion five-year credit agreement (the Five-Year Credit Agreement) with a syndicate of banks, dated as of March 18, 2024. Commitments under the Five-Year Credit Agreement can be increased pursuant to the terms of the Five-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. As of March 31, 2025, there were no outstanding borrowings under our Five-Year Credit Agreement.
See Note 9 Debt and Credit Agreements of Notes to Consolidated Financial Statements for additional information regarding our debt instruments.
We also maintain a current shelf registration statement filed with the SEC under which we may issue additional debt securities, common stock, and preferred stock that may be offered in one or more offerings on terms to be determined at the time of the offering. We anticipate that net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, share repurchases, capital expenditures, and acquisitions.
46    Honeywell International Inc.

CREDIT RATINGS
Our ability to access the global debt capital markets and the related cost of these borrowings is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of March 31, 2025, S&P Global Inc. (S&P), Fitch Ratings Inc. (Fitch), and Moody’s Investor Service (Moody's) have ratings on our debt set forth in the table below:

	S&P	Fitch	Moody's
Outlook	Watch Negative	Watch Negative	Stable
Short-term	A-1	F1	P1
Long-term	A	A	A2
On January 10, 2025, Moody's revised their credit rating outlook from positive to stable. On February 6, 2025, S&P revised their credit rating outlook from stable to credit watch negative. On February 7, 2025, Fitch revised their credit rating outlook from stable to rating watch negative.
OTHER MATTERS
LITIGATION
See Note 15 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of environmental, asbestos, and other litigation matters.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to our Critical Accounting Estimates presented in our 2024 Annual Report on Form 10-K. For a discussion of the Company’s Critical Accounting Estimates, see the section titled Critical Accounting Estimates in our 2024 Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2024 Annual Report on Form 10-K. As of March 31, 2025, there has been no material change in this information.
47    Honeywell International Inc.

ITEM 4. CONTROLS AND PROCEDURES
Honeywell management, including the Chairman and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chairman and CEO and the CFO concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure information required to be disclosed in the reports that Honeywell files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that it is accumulated and communicated to our management, including our Chairman and CEO, our CFO, and our Controller, as appropriate, to allow timely decisions regarding required disclosure. There were no changes that materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q.
48    Honeywell International Inc.

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
ITEM 1A. RISK FACTORS
Other than as noted below, there have been no material changes to our Risk Factors presented in our 2024 Annual Report on Form 10-K under the section titled Risk Factors. For further discussion of our Risk Factors, refer to the section titled Risk Factors in our 2024 Annual Report on Form 10-K.
The Company and each of our businesses is subject to unique industry and economic conditions that may adversely affect the markets and operating conditions of our customers, which in turn can affect demand for our products and services and our results of operations.
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
In addition, the Company and each of its businesses may continue to be, negatively affected by global macroeconomic conditions, including the impacts of inflation, high interest rates, supply chain and labor disruptions, unemployment rates, geopolitical instability and regional conflicts, the adoption and expansion of trade restrictions and tariffs, quotas, embargoes, and other related actions, and the occurrence or threat of a trade war or other governmental action related to tariffs or trade agreements or policies. Such factors could adversely impact, demand for our products, our costs, our customers, our suppliers, and the world and U.S. economies. The impact of such factors could have a material adverse effect on our business, operating results, cash flows, and financial condition.
49    Honeywell International Inc.

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
During the three months ended March 31, 2025, Honeywell repurchased 8.9 million shares of its common stock, par value $1 per share. As of March 31, 2025, $3.6 billion remained available under the share repurchase authorization for additional share repurchases. The following table summarizes our purchases of Honeywell's common stock for the three months ended March 31, 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (Dollars in millions)[1]
January 1, 2025 - January 25, 2025	1,145,869	$222.52	1,145,869	$5,224
January 26, 2025 - February 22, 2025	1,981,309	$211.46	1,981,309	$4,805
February 23, 2025 - March 29, 2025	5,802,894	$211.60	5,802,894	$3,577

1	Excludes excise tax on net share repurchases.
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
During the three months ended March 31, 2025, none of our executive officers or directors adopted, terminated, or modified a "Rule 10b5-1 trading arrangement," or adopted, terminated, or modified any "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).
50    Honeywell International Inc.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Offer Letter dated February 7, 2025 from Honeywell International Inc. to Michal Stepniak (incorporated by reference to Exhibit 10.1 to Honeywell's Form 8-K filed February 18, 2025)
10.2*	Offer Letter dated February 12, 2025 from Honeywell International Inc. to Gregory P. Lewis (incorporated by reference to Exhibit 10.2 to Honeywell's Form 8-K filed February 18, 2025)
10.3
364-Day Credit Agreement, dated as of March 17, 2025, among Honeywell International Inc., the banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as syndication agents, and the documentation agents named therein (incorporated by reference to Exhibit 10.1 to Honeywell's Form 8-K filed March 17, 2025)

10.4*	Offer Letter dated April 4, 2025 from Honeywell International Inc. to Anne T. Madden (incorporated by reference to Exhibit 99.1 to Honeywell's Form 8-K filed April 7, 2025)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
95	Mine Safety Disclosures (filed herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.
51    Honeywell International Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: April 29, 2025	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

52    Honeywell International Inc.