Form 10-Q
period 2025-06-30
HONEYWELL INTERNATIONAL INC
filed 2025-07-24
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 634,896,562 shares of Common Stock outstanding at June 30, 2025.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
We describe many of the trends and other factors that drive our business and future results in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other parts of this report (including Part II, Item 1A Risk Factors). Such discussions contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), including statements related to the proposed spin-off of the Company's Advanced Materials business into Solstice Advanced Materials, a standalone, publicly traded company, the proposed separation of Automation and Aerospace Technologies, and the evaluation of strategic alternatives for the Productivity Solutions and Services and Warehouse and Workflow Solutions businesses. Forward-looking statements are those that address activities, events, or developments that we or our management intend, expect, project, believe, or anticipate will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors, many of which are difficult to predict and outside of our control, including Honeywell's current expectations, estimates, and projections regarding the proposed spin-off of the Company's Advanced Materials business into Solstice Advanced Materials, a standalone, publicly traded company, the proposed separation of Automation and Aerospace Technologies, and the evaluation of strategic alternatives for the Productivity Solutions and Services and Warehouse and Workflow Solutions businesses. They are not guarantees of future performance, and actual results, developments, and business decisions may differ significantly from those envisaged by our forward-looking statements, including the consummation of the spin-off of the Advanced Materials business into Solstice Advanced Materials, the proposed separation of Automation and Aerospace Technologies, and the evaluation of strategic alternatives for the Productivity Solutions and Services and Warehouse and Workflow Solutions businesses, and the anticipated benefits of each. We do not undertake to update or revise any of our forward-looking statements, except as required by applicable securities law. Our forward-looking statements are also subject to material risks and uncertainties, including ongoing macroeconomic and geopolitical risks, such as changes in or application of trade and tax laws and policies, including the impacts of tariffs and other trade barriers and restrictions, lower GDP growth or recession in the U.S. or globally, supply chain disruptions, capital markets volatility, inflation, and certain regional conflicts, which can affect our performance in both the near and long term. In addition, no assurance can be given that any plan, initiative, projection, goal, commitment, expectation, or prospect set forth in this Form 10-Q can or will be achieved. These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission (SEC), including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in this report and our 2024 Annual Report on Form 10-K. Any forward-looking plans described herein are not final and may be modified or abandoned at any time.
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
2    Honeywell International Inc.

PART I. FINANCIAL INFORMATION
The financial statements and related notes as of June 30, 2025, should be read in conjunction with the financial statements for the year ended December 31, 2024, contained in the Company's 2024 Annual Report on Form 10-K.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions, except per share amounts)
Product sales	$7,119	$6,477	$13,764	$12,740
Service sales	3,233	3,100	6,410	5,942
Net sales	10,352	9,577	20,174	18,682
Costs, expenses and other
Cost of products sold	4,548	4,247	8,799	8,282
Cost of services sold	1,781	1,609	3,567	3,157
Total Cost of products and services sold	6,329	5,856	12,366	11,439
Research and development expenses	481	382	920	742
Selling, general and administrative expenses	1,428	1,361	2,789	2,663
Impairment of assets held for sale	—	—	15	—
Other (income) expense	(87)	(246)	(287)	(477)
Interest and other financial charges	330	250	616	470
Total costs, expenses and other	8,481	7,603	16,419	14,837
Income before taxes	1,871	1,974	3,755	3,845
Tax expense	302	414	719	810
Net income	1,569	1,560	3,036	3,035
Less: Net income (loss) attributable to noncontrolling interest	(1)	16	17	28
Net income attributable to Honeywell	$1,570	$1,544	$3,019	$3,007
Earnings per share of common stock—basic	$2.46	$2.37	$4.70	$4.62
Earnings per share of common stock—assuming dilution	$2.45	$2.36	$4.67	$4.59

The Notes to Consolidated Financial Statements are an integral part of this statement.

3    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net income	$1,569	$1,560	$3,036	$3,035
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(503)	5	(781)	59
Pension and other postretirement benefit adjustments	(95)	(5)	(84)	(10)
Changes in fair value of available for sale investments	5	(1)	5	(1)
Changes in fair value of cash flow hedges	(14)	(26)	(32)	(12)
Other comprehensive income (loss), net of tax	(607)	(27)	(892)	36
Comprehensive income	962	1,533	2,144	3,071
Less: Comprehensive income (loss) attributable to the noncontrolling interest	17	16	47	4
Comprehensive income attributable to Honeywell	$945	$1,517	$2,097	$3,067

The Notes to Consolidated Financial Statements are an integral part of this statement.

4    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2025	December 31, 2024
	(Dollars in millions)
ASSETS
Current assets
Cash and cash equivalents	$10,349	$10,567
Short-term investments	328	386
Accounts receivable, less allowances of $331 and $314, respectively	8,823	7,819
Inventories	7,013	6,442
Assets held for sale	—	1,365
Other current assets	1,454	1,329
Total current assets	27,967	27,908
Investments and long-term receivables	1,427	1,394
Property, plant and equipment—net	6,405	6,194
Goodwill	23,804	21,825
Other intangible assets—net	7,356	6,656
Insurance recoveries for asbestos-related liabilities	166	171
Deferred income taxes	229	238
Other assets	11,065	10,810
Total assets	$78,419	$75,196
LIABILITIES
Current liabilities
Accounts payable	$7,111	$6,880
Commercial paper and other short-term borrowings	6,271	4,273
Current maturities of long-term debt	74	1,347
Accrued liabilities	8,163	8,348
Liabilities held for sale	—	408
Total current liabilities	21,619	21,256
Long-term debt	30,167	25,479
Deferred income taxes	1,894	1,787
Postretirement benefit obligations other than pensions	109	112
Asbestos-related liabilities	1,243	1,325
Other liabilities	6,733	6,076
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital—common stock issued	958	958
—additional paid-in capital	10,048	9,695
Common stock held in treasury, at cost	(42,897)	(39,378)
Accumulated other comprehensive loss	(4,413)	(3,491)
Retained earnings	52,399	50,835
Total Honeywell shareowners’ equity	16,095	18,619
Noncontrolling interest	552	535
Total shareowners’ equity	16,647	19,154
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$78,419	$75,196

The Notes to Consolidated Financial Statements are an integral part of this statement.

5    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Cash flows from operating activities
Net income	$3,036	$3,035
Less: Net income attributable to noncontrolling interest	17	28
Net income attributable to Honeywell	3,019	3,007
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities
Depreciation	372	329
Amortization	406	271
Loss on sale of non-strategic businesses and assets	14	—
Impairment of assets held for sale	15	—
Repositioning and other charges	84	137
Net payments for repositioning and other charges	(195)	(211)
Pension and other postretirement income	(234)	(295)
Pension and other postretirement benefit payments	(12)	(15)
Stock compensation expense	118	108
Deferred income taxes	(31)	(36)
Other	(309)	(186)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures
Accounts receivable	(918)	(149)
Inventories	(504)	(77)
Other current assets	(150)	(50)
Accounts payable	204	(423)
Accrued liabilities	430	(338)
Income taxes	(393)	(253)
Net cash provided by operating activities	1,916	1,819
Cash flows from investing activities
Capital expenditures	(554)	(492)
Proceeds from disposals of property, plant and equipment	23	—
Increase in investments	(681)	(468)
Decrease in investments	753	392
(Payments) receipts from settlements of derivative contracts	(415)	76
Cash paid for acquisitions, net of cash acquired	(2,163)	(4,913)
Proceeds from sale of business, net of cash transferred	1,157	—
Net cash used for investing activities	(1,880)	(5,405)
Cash flows from financing activities
Proceeds from issuance of commercial paper and other short-term borrowings	11,863	6,993
Payments of commercial paper and other short-term borrowings	(9,990)	(4,489)
Proceeds from issuance of common stock	98	309
Proceeds from issuance of long-term debt	4,035	5,710
Payments of long-term debt	(1,309)	(605)
Repurchases of common stock	(3,604)	(1,200)
Cash dividends paid	(1,479)	(1,446)
Other	(35)	26
Net cash (used for) provided by financing activities	(421)	5,298
Effect of foreign exchange rate changes on cash and cash equivalents	167	(61)
Net (decrease) increase in cash and cash equivalents	(218)	1,651
Cash and cash equivalents at beginning of period	10,567	7,925
Cash and cash equivalents at end of period	$10,349	$9,576

The Notes to Consolidated Financial Statements are an integral part of this statement.

6    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Shares	$	Shares	$	Shares	$	Shares	$
	(In millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		9,943		9,353		9,695		9,062
Issued for employee savings and option plans		48		87		235		289
Stock compensation expense		57		55		118		108
Impact of Quantinuum contribution		—		—		—		36
Ending balance		10,048		9,495		10,048		9,495
Treasury stock
Beginning balance	(314.9)	(41,200)	(306.4)	(38,544)	(307.8)	(39,378)	(305.8)	(38,008)
Reacquired stock or repurchases of common stock	(8.2)	(1,719)	(2.7)	(529)	(17.1)	(3,621)	(6.1)	(1,200)
Issued for employee savings and option plans	0.4	22	1.2	66	2.2	102	4.0	201
Ending balance	(322.7)	(42,897)	(307.9)	(39,007)	(322.7)	(42,897)	(307.9)	(39,007)
Retained earnings
Beginning balance		51,550		48,735		50,835		47,979
Net income attributable to Honeywell		1,570		1,544		3,019		3,007
Dividends on common stock		(721)		(703)		(1,455)		(1,410)
Ending balance		52,399		49,576		52,399		49,576
Accumulated other comprehensive loss
Beginning balance		(3,788)		(4,048)		(3,491)		(4,135)
Foreign exchange translation adjustment		(521)		5		(811)		83
Pension and other postretirement benefit adjustments		(95)		(5)		(84)		(10)
Changes in fair value of available for sale investments		5		(1)		5		(1)
Changes in fair value of cash flow hedges		(14)		(26)		(32)		(12)
Ending balance		(4,413)		(4,075)		(4,413)		(4,075)
Noncontrolling interest
Beginning balance		561		591		535		578
Acquisitions, divestitures, and other		2		—		2		—
Net income attributable to noncontrolling interest		(1)		16		17		28
Foreign exchange translation adjustment		18		—		30		(24)
Dividends paid		(28)		(44)		(32)		(48)
Contributions from noncontrolling interest holders		—		—		—		29
Ending balance		552		563		552		563
Total shareowners' equity	634.9	16,647	649.7	17,510	634.9	16,647	649.7	17,510
Cash dividends per share of common stock		$1.13		$1.08		$2.26		$2.16

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
Honeywell reports its quarterly financial information using a calendar convention; the first, second, and third quarters are consistently reported as ending on March 31, June 30, and September 30, respectively. It is Honeywell's practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires Honeywell's businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on the Company's business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, Honeywell will provide appropriate disclosures. Honeywell's actual closing dates for the three and six months ended June 30, 2025, and 2024, were June 28, 2025, and June 29, 2024, respectively.
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
SUPPLY CHAIN FINANCING
Amounts outstanding related to supply chain financing programs are included in Accounts payable in the Consolidated Balance Sheet. Accounts payable included approximately $1,160 million and $1,150 million as of June 30, 2025, and December 31, 2024, respectively.
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
NOTE 3. ACQUISITIONS AND DIVESTITURES
ACQUISITIONS
Johnson Matthey's Catalyst Technologies Business
On May 22, 2025, the Company announced its agreement to acquire Johnson Matthey's Catalyst Technologies business segment in an all-cash transaction for £1.8 billion. The transaction is subject to customary closing conditions, including receipt of certain regulatory approvals. The transaction is expected to close in the first half of 2026, and the business will be included within the Energy and Sustainability Solutions reportable business segment.
Sundyne
On June 6, 2025, the Company acquired 100% of the outstanding equity interests of Sundyne, a leader in the design manufacturing, and aftermarket support of highly-engineered pumps and gas compressors for process industries, for total consideration of $2,152 million, net of cash acquired. The business is part of the Energy and Sustainability Solutions reportable business segment. The following table summarizes the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed that are included in the Consolidated Balance Sheet as of June 30, 2025:

Current assets	$293
Intangible assets	990
Other noncurrent assets	62
Current liabilities	(108)
Noncurrent liabilities	(265)
Net assets acquired	972
Goodwill	1,296
Purchase price	$2,268
The Sundyne identifiable intangible assets primarily include customer relationships, technology and trademarks which will amortize over their estimated useful lives ranging from one to 15 years using straight-line and accelerated amortization methods. The goodwill is not deductible for tax purposes. As of June 30, 2025, the purchase accounting is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, working capital adjustments, and tax balances.
Air Products' Liquefied Natural Gas Process Technology and Equipment Business
On September 30, 2024, the Company acquired 100% of the outstanding equity interests of Air Products' liquefied natural gas process technology and equipment business (LNG), strengthening the Company's energy transition portfolio, for total consideration of $1,843 million, net of cash acquired. The business is part of the Energy and Sustainability Solutions reportable business segment. The following table summarizes the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed that are included in the Consolidated Balance Sheet as of June 30, 2025:

Current assets	$76
Intangible assets	931
Other noncurrent assets	53
Current liabilities	(100)
Noncurrent liabilities	(2)
Net assets acquired	958
Goodwill	885
Purchase price	$1,843
9    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The LNG identifiable intangible assets primarily include customer relationships and technology which will amortize over their estimated useful lives ranging from four to 20 years using accelerated amortization methods. The goodwill is deductible for tax purposes. As of June 30, 2025, the purchase accounting is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, and tax balances.
CAES Systems Holdings LLC
On August 30, 2024, the Company acquired 100% of the outstanding equity interests of CAES Systems Holdings LLC (CAES), enhancing the Company's defense and space portfolio with high-reliability radio frequency technologies, for total consideration of $1,935 million, net of cash acquired. The business is part of the Aerospace Technologies reportable business segment. The following table summarizes the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed that are included in the Consolidated Balance Sheet as of June 30, 2025:

Current assets	$324
Intangible assets	1,205
Other noncurrent assets	169
Current liabilities	(123)
Noncurrent liabilities	(150)
Net assets acquired	1,425
Goodwill	553
Purchase price	$1,978
The CAES identifiable intangible assets primarily include customer relationships and trademarks which will amortize over their estimated useful lives ranging from two to 15 years using straight line and accelerated amortization methods. The goodwill is not deductible for tax purposes. As of June 30, 2025, the purchase accounting for CAES is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, and tax balances.
Civitanavi Systems S.p.A.
On August 19, 2024, the Company completed the acquisition of Civitanavi Systems S.p.A., a leader in position navigation and timing technology for the aerospace, defense, and industrial markets, for total consideration of $200 million, net of cash acquired. The business is part of the Aerospace Technologies reportable business segment. The assets acquired and liabilities assumed with Civitanavi Systems S.p.A. are included in the Consolidated Balance Sheet as of June 30, 2025, including $75 million of intangible assets and $107 million of goodwill, which is not deductible for tax purposes. As of June 30, 2025, the purchase accounting is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, and tax balances.
Carrier Global Corporation's Global Access Solutions Business
On June 3, 2024, the Company acquired 100% of the outstanding equity interests of Carrier Global Corporation's Global Access Solutions business (Access Solutions), an innovative global leader in advanced access and security solutions, electronic locking systems, and contactless mobile key solutions, for total consideration of $4,913 million, net of cash acquired. The business is part of the Building Automation reportable business segment. The Company finalized the evaluation for the fair value of all the assets and liabilities acquired with Access Solutions during the second quarter of 2025. The following table summarizes the determination of the fair value of identifiable assets acquired and liabilities assumed that are included in the Consolidated Balance Sheet as of June 30, 2025:

Current assets	$236
Intangible assets	1,959
Other noncurrent assets	43
Current liabilities	(158)
Noncurrent liabilities	(6)
Net assets acquired	2,074
Goodwill	2,924
Purchase price	$4,998
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
DIVESTITURES
On May 21, 2025, the Company completed the sale of its personal protective equipment (PPE) business in exchange for total consideration of $1,157 million, net of cash transferred. The Company recognized a pre-tax loss on sale of the PPE business of $30 million for the three months ended June 30, 2025, which was recorded in Other (income) expense in the Consolidated Statement of Operations. The PPE business was previously included within the Sensing and Safety Technologies business unit within the Industrial Automation reportable segment. As of December 31, 2024, the Company classified the assets and liabilities of the PPE business as held for sale. During the first quarter of 2025, the Company recognized a $15 million increase to the valuation allowance to write down the disposal group to fair value, less costs to sell.
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
On October 8, 2024, the Company announced its intention to spin off its Advanced Materials business into Solstice Advanced Materials, an independent, U.S. publicly traded company, which is expected to be completed during the fourth quarter of 2025. The planned spin-off is intended to be a tax-free spin to Honeywell shareowners for U.S. federal income tax purposes. The spin-off will be subject to the satisfaction of a number of customary conditions, including, among others, finalization of the financial statements of Solstice Advanced Materials, the filing and effectiveness of applicable filings (including a Form 10 registration statement) with the SEC, assurance that the spin-off of Solstice Advanced Materials will be tax-free to Honeywell’s shareowners, receipt of applicable regulatory approvals, and final approval by Honeywell’s Board of Directors. The proposed spin-off is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions.

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
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 4. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
The Company has a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following disaggregated revenue table and related discussions by reportable business segment for details:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Aerospace Technologies
Commercial Aviation Original Equipment	$586	$668	$1,213	$1,342
Commercial Aviation Aftermarket	1,916	1,798	3,815	3,457
Defense and Space	1,805	1,425	3,451	2,761
Net Aerospace Technologies sales	4,307	3,891	8,479	7,560
Industrial Automation
Sensing and Safety Technologies	341	466	764	916
Productivity Solutions and Services	278	298	547	620
Process Solutions	1,538	1,509	3,006	3,005
Warehouse and Workflow Solutions	223	233	441	443
Net Industrial Automation sales	2,380	2,506	4,758	4,984
Building Automation
Products	1,125	908	2,154	1,721
Building Solutions	701	663	1,364	1,276
Net Building Automation sales	1,826	1,571	3,518	2,997
Energy and Sustainability Solutions
UOP	807	599	1,471	1,176
Advanced Materials	1,030	1,005	1,927	1,953
Net Energy and Sustainability Solutions sales	1,837	1,604	3,398	3,129
Corporate and All Other	2	5	21	12
Net sales	$10,352	$9,577	$20,174	$18,682
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
Industrial Automation – A global provider of industrial automation solutions that deliver intelligent, sustainable, and secure operations for customers in refining/petrochemicals, life sciences, utilities, and warehouse and logistics segments. With millions of installed assets, Industrial Automation deploys outcome-based solutions to increase asset utilization; improve operational efficiency and labor productivity; reduce carbon emissions with less energy consumption; and enhance cyber security for critical infrastructure and operational assets. Industrial Automation offerings include automation control and instrumentation products and services; smart energy products; sensing technologies with an array of custom-engineered sensors and services; gas detection technologies and personal protective equipment; and system design, advanced automation equipment, software and analytics for manufacturing, distribution, and fulfillment operations. Industrial Automation combines these products and services with proprietary machine learning and artificial intelligence algorithms in products and projects which are digitally enabled through the Company's industry leading industrial Internet of Things (IoT) platform, Honeywell Forge.
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
The Company recognizes revenue arising from performance obligations outlined in contracts with its customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based on timing of recognition is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Products, transferred point in time	56%	57%	56%	57%
Products, transferred over time	13	11	12	11
Net product sales	69	68	68	68
Services, transferred point in time	5	5	5	5
Services, transferred over time	26	27	27	27
Net service sales	31	32	32	32
Net sales	100%	100%	100%	100%
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
13    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the Company's contract assets and liabilities balances:

	2025	2024
Contract assets—January 1	$2,207	$2,013
Contract assets—June 30	2,562	2,072
Change in contract assets - increase (decrease)	$355	$59
Contract liabilities—January 1	$(4,220)	$(4,326)
Contract liabilities—June 30	(4,371)	(4,096)
Change in contract liabilities - (increase) decrease	$(151)	$230
Net change	$204	$289
For the three and six months ended June 30, 2025, the Company recognized revenue of $442 million and $1,442 million, respectively, that was previously included in the beginning balance of contract liabilities. For the three and six months ended June 30, 2024, the Company recognized revenue of $494 million and $1,487 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets included $2,503 million and $2,139 million of unbilled balances under long-term contracts as of June 30, 2025, and December 31, 2024, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.
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
Performance obligations are satisfied as of a point in time or over time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services, or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. The Company's remaining performance obligations as of June 30, 2025, are $36,601 million.
Performance obligations recognized as of June 30, 2025, will be satisfied over the course of future periods. The Company's disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 56% and 44%, respectively.
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
14    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 5. REPOSITIONING AND OTHER CHARGES
A summary of net repositioning and other charges follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Severance	$3	$20	$27	$53
Asset impairments	1	1	2	2
Exit costs	17	18	28	33
Reserve adjustments	(11)	(12)	(38)	(27)
Total net repositioning charges	10	27	19	61
Asbestos-related charges, net of insurance and reimbursements	21	18	41	36
Probable and reasonably estimable environmental liabilities, net of reimbursements	8	(1)	24	23
Other charges	—	—	—	17
Total net repositioning and other charges	$39	$44	$84	$137
The following table summarizes the pre-tax distribution of total net repositioning and other charges by classification in the Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of products and services sold	$30	$28	$67	$86
Selling, general and administrative expenses	9	16	17	34
Other (income) expense	—	—	—	17
Total net repositioning and other charges	$39	$44	$84	$137
The following table summarizes the pre-tax amount of total net repositioning and other charges by reportable business segment. These amounts are excluded from segment profit as described in Note 18 Segment Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Aerospace Technologies	$1	$3	$(6)	$8
Industrial Automation	3	11	10	28
Building Automation	1	(4)	12	—
Energy and Sustainability Solutions	1	1	1	19
Corporate and All Other	33	33	67	82
Total net repositioning and other charges	$39	$44	$84	$137
NET REPOSITIONING CHARGES
In the three months ended June 30, 2025, the Company recognized gross repositioning charges totaling $21 million, including severance costs of $3 million related to workforce reductions of 149 manufacturing and administrative positions primarily in the Company's Industrial Automation reportable business segment. The workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $1 million related to the write-down of certain assets within the corporate function. The repositioning charges also included exit costs of $17 million related to current period costs incurred for closure obligations associated with site transitions primarily in the Company's Industrial Automation reportable business segment and corporate function. Also, $11 million of previously established reserves, primarily for severance, were returned to income due to higher-than-expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
15    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
In the three months ended June 30, 2024, the Company recognized gross repositioning charges totaling $39 million, including severance costs of $20 million related to workforce reductions of 645 manufacturing and administrative positions primarily in the Company's Industrial Automation reportable business segments and corporate function. The workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $1 million related to the write-down of certain assets within the Company's corporate function. The repositioning charges also included exit costs of $18 million related to current period costs incurred for closure obligations associated with site transitions primarily in the Company's Industrial Automation reportable business segment and corporate function. Also, $12 million of previously established reserves, primarily for severance, were returned to income due to higher-than-expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
In the six months ended June 30, 2025, the Company recognized gross repositioning charges totaling $57 million, including severance costs of $27 million related to workforce reductions of 862 manufacturing and administrative positions primarily in the Company's Building Automation and Industrial Automation reportable business segments. The workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges also included asset impairments of $2 million for the write-down of certain assets within the Company's Industrial Automation reportable business segment and corporate function. The repositioning charges also included exit costs of $28 million primarily related to current period costs incurred for closure obligations associated with site transitions primarily in the Company's Industrial Automation and Building Automation reportable business segments and corporate function. Also, $38 million of previously established reserves, primarily for severance, were returned to income due to higher-than-expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
In the six months ended June 30, 2024, the Company recognized gross repositioning charges totaling $88 million, including severance costs of $53 million related to workforce reductions of 2,007 manufacturing and administrative positions primarily in the Company's Industrial Automation reportable business segments and corporate function. The workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $2 million related to the write-down of certain assets within the Company's Industrial Automation reportable business segment. The repositioning charges also included exit costs of $33 million related to current period costs incurred for closure obligations associated with site transitions primarily in the Company's Industrial Automation reportable business segment and corporate function. Also, $27 million of previously established reserves, primarily for severance, were returned to income due to adjustments to the scope of previously announced repositioning actions.
The following table summarizes the status of the Company's repositioning reserves, excluding amounts that are included in Liabilities held for sale in the Consolidated Balance Sheet:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2024	$178	$—	$7	$185
Charges	27	2	28	57
Usage—cash	(48)	—	(33)	(81)
Usage—noncash	—	(2)	—	(2)
Foreign currency translation	1	—	1	2
Adjustments	(31)	—	—	(31)
Balance at June 30, 2025	$127	$—	$3	$130
Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the six months ended June 30, 2025, and 2024, were $29 million and $26 million, respectively.
OTHER CHARGES
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 6. INCOME TAXES
The effective tax rate was lower than the U.S. federal statutory rate of 21% and decreased during 2025 compared to 2024 as a result of decreased tax expense related to foreign tax matters.
On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act (OBBBA) was enacted. The OBBBA includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international), expanding certain Inflation Reduction Act incentives, and accelerating the phase-out of or repealing others.
NOTE 7. INVENTORIES

	June 30, 2025	December 31, 2024
Raw materials	$1,875	$1,528
Work in process	1,409	1,346
Finished products	3,729	3,568
Total Inventories	$7,013	$6,442
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS—NET
The following table summarizes the change in the carrying amount of goodwill for the six months ended June 30, 2025, by reportable business segment:

	December 31, 2024	Acquisitions	Currency Translation Adjustment	June 30, 2025
Aerospace Technologies	$3,028	$1	$34	$3,063
Industrial Automation	9,164	—	302	9,466
Building Automation	6,136	97	165	6,398
Energy and Sustainability Solutions	2,598	1,305	13	3,916
Corporate and All Other	899	—	62	961
Total Goodwill	$21,825	$1,403	$576	$23,804
Other intangible assets are comprised of:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-life intangibles
Patents and technology	$3,737	$(1,971)	$1,766	$3,513	$(1,849)	$1,664
Customer relationships	7,203	(2,480)	4,723	6,411	(2,251)	4,160
Trademarks	439	(318)	121	398	(296)	102
Other	593	(277)	316	561	(270)	291
Total definite-life intangibles—net	11,972	(5,046)	6,926	10,883	(4,666)	6,217
Indefinite-life intangibles
Trademarks	430	—	430	439	—	439
Total Other intangible assets—net	$12,402	$(5,046)	$7,356	$11,322	$(4,666)	$6,656
Intangible assets amortization expense was $133 million and $269 million for the three and six months ended June 30, 2025, respectively, and $85 million and $155 million for the three and six months ended June 30, 2024, respectively.
17    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 9. DEBT AND CREDIT AGREEMENTS

	June 30, 2025	December 31, 2024
1.35% notes due 2025	$—	$1,250
2.50% notes due 2026	1,500	1,500
1.10% notes due 2027	1,000	1,000
3.50% euro notes due 2027	754	675
4.65% notes due 2027	1,150	1,150
4.95% notes due 2028	500	500
2.25% euro notes due 2028	870	779
4.25% notes due 2029	750	750
2.70% notes due 2029	750	750
4.875% notes due 2029	500	500
4.70% notes due 2030	1,000	1,000
3.375% euro notes due 2030	870	779
1.95% notes due 2030	1,000	1,000
4.95% notes due 2031	500	500
1.75% notes due 2031	1,500	1,500
4.75% notes due 2032	650	650
0.75% euro notes due 2032	580	519
3.75% euro notes due 2032	580	519
5.00% notes due 2033	1,100	1,100
4.50% notes due 2034	1,000	1,000
4.125% euro notes due 2034	1,160	1,039
5.00% notes due 2035	1,450	1,450
3.75% euro notes due 2036	870	779
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	442	442
2.80% notes due 2050	750	750
5.25% notes due 2054	1,750	1,750
5.35% notes due 2064	650	650
4.37% term loan due 2027	1,000	1,000
One month term SOFR plus 0.875% term loan due 2027	4,000	—
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
Other (including finance leases), 3.5% weighted average interest rate maturing at various dates through 2031	408	390
Fair value of hedging instruments	(87)	(136)
Debt issuance costs	(300)	(303)
Total Long-term debt and current related maturities	30,241	26,826
Less: Current maturities of long-term debt	74	1,347
Total Long-term debt	$30,167	$25,479
18    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Commercial Paper and Other Short-Term Borrowings
As of June 30, 2025, the Company had $6.3 billion of Commercial paper and other short-term borrowings outstanding at a weighted average interest rate of 4.09%. As of December 31, 2024, the Company had $4.3 billion of Commercial paper and other short-term borrowings outstanding at a weighted average interest rate of 4.22%.
Term Loan Agreements
On May 7, 2025, the Company entered into a Delayed Draw Term Loan Agreement (the Term Loan Agreement). The Term Loan Agreement provides for a delayed draw term loan facility of an aggregate principal amount of up to $6.0 billion comprised of two tranches: (i) commitments to provide loans in an aggregate principal amount of up to $4.0 billion (Tranche A-1) and (ii) commitments to provide loans in an aggregate amount of up to $2.0 billion (Tranche A-2). On May 30, 2025, the Company borrowed $4.0 billion under Tranche A-1, which remained outstanding as of June 30, 2025. Commitments to provide Tranche A-2 will expire on December 19, 2025. Interest rates on the term loans under each tranche will be based on prevailing market rates, plus a margin, in addition to a commitment fee on unused amounts. Amounts borrowed under the Term Loan Agreement are required to be paid no later than May 7, 2027, unless the Term Loan Agreement is terminated earlier pursuant to its terms. The Term Loan Agreement is maintained for general corporate purposes and provides financial flexibility as the Company manages the separation of its Automation, Aerospace Technologies, and Advanced Materials businesses into three independent public companies.
On July 1, 2025, the Company repaid its €196 million ($230 million) Euro Term Loan Credit Agreement due 2026, which is included within the Other (including financing leases) caption in the table above.
Revolving Credit Agreements
On March 17, 2025, the Company entered into a $3.0 billion 364-day credit agreement (the 364-Day Credit Agreement). The 364-Day Credit Agreement replaced the $1.5 billion 364-day credit agreement dated as of March 18, 2024, which was terminated in accordance with its terms effective March 17, 2025. Amounts borrowed under the 364-Day Credit Agreement are due no later than March 16, 2026, unless (i) Honeywell elects to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 16, 2027, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 364-Day Credit Agreement is maintained for general corporate purposes.
The Company also maintains a $4.0 billion amended and restated five-year credit agreement dated as of March 18, 2024 (the Five-Year Credit Agreement) for general corporate purposes. Commitments under the Five-Year Credit Agreement can be increased pursuant to the terms of the Five-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion.
As of June 30, 2025, there were no outstanding borrowings under the 364-Day Credit Agreement or the Five-Year Credit Agreement.
NOTE 10. LEASES
The Company's operating and finance lease portfolio is described in Note 10 Leases of Notes to Consolidated Financial Statements in the Company's 2024 Annual Report on Form 10-K.
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2025	2024
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$143	$112
Finance leases	10	61
19    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Supplemental balance sheet information related to leases was as follows:

	June 30, 2025	December 31, 2024
Operating leases
Other assets	$1,023	$1,025
Accrued liabilities	$208	$199
Other liabilities	928	927
Total operating lease liabilities	$1,136	$1,126
Finance leases
Property, plant and equipment	$387	$396
Accumulated depreciation	(231)	(211)
Property, plant and equipment—net	$156	$185
Current maturities of long-term debt	$55	$69
Long-term debt	67	85
Total finance lease liabilities	$122	$154
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
The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheet:

	Notional		Fair Value Asset		Fair Value Liability
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Derivatives in fair value hedging relationships
Interest rate swap agreements	$4,050	$3,899	$14	$3	$(101)	$(139)
Derivatives in cash flow hedging relationships
Foreign currency exchange contracts	717	1,235	7	30	(24)	(10)
Commodity contracts	7	1	—	—	—	—
Derivatives in net investment hedging relationships
Cross currency swap agreements	7,214	7,214	7	124	(777)	(56)
Total derivatives designated as hedging instruments	11,988	12,349	28	157	(902)	(205)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	10,017	8,773	2	3	(7)	(5)
Total Derivative instruments	$22,005	$21,122	$30	$160	$(909)	$(210)
All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Accrued liabilities or Other liabilities.
In addition to the foreign currency derivative contracts designated as net investment hedges, certain of the Company's foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $6,880 million and $6,158 million as of June 30, 2025, and December 31, 2024, respectively.
20    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table sets forth the amounts recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Long-term debt	$3,963	$3,763	$(87)	$(136)
The following tables summarize the location and impact to the Consolidated Statement of Operations related to derivative instruments:

	Three Months Ended June 30, 2025
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other Income (Expense)	Interest and Other Financial Charges
	$10,352	$4,548	$1,781	$1,428	$87	$330
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive loss into income	(1)	(5)	(2)	1	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	(25)
Derivatives designated as hedges	—	—	—	—	—	25
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	(248)	—

	Three Months Ended June 30, 2024
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other Income (Expense)	Interest and Other Financial Charges
	$9,577	$4,247	$1,609	$1,361	$246	$250
Gain or (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive loss into income	2	6	2	4	—	—
Gain or (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	4
Derivatives designated as hedges	—	—	—	—	—	(4)
Gain or (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	10	—
21    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Six Months Ended June 30, 2025
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other Income (Expense)	Interest and Other Financial Charges
	$20,174	$8,799	$3,567	$2,789	$287	$616
Gain (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive loss into income	—	(3)	(1)	(1)	—	—
Gain (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	(49)
Derivatives designated as hedges	—	—	—	—	—	49
Gain (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	(392)	—

	Six Months Ended June 30, 2024
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other Income (Expense)	Interest and Other Financial Charges
	$18,682	$8,282	$3,157	$2,663	$477	$470
Gain (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive loss into income	3	8	3	5	—	—
Gain (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	46
Derivatives designated as hedges	—	—	—	—	—	(46)
Gain (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	33	—
The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Euro-denominated long-term debt	$(395)	$61	$(593)	$100
Euro-denominated commercial paper	(83)	22	(125)	41
Cross currency swap agreements	(591)	12	(838)	87
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
The following table sets forth the Company’s financial assets and liabilities accounted for at fair value on a recurring basis:

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$9	$—	$9	$—	$33	$—	$33
Available for sale investments	59	366	—	425	69	427	—	496
Interest rate swap agreements	—	14	—	14	—	3	—	3
Cross currency swap agreements	—	7	—	7	—	124	—	124
Investments in equity securities	2	—	—	2	8	—	—	8
Right to HWI Net Sale Proceeds	—	—	4	4	—	—	6	6
Total assets	$61	$396	$4	$461	$77	$587	$6	$670
Liabilities
Foreign currency exchange contracts	$—	$31	$—	$31	$—	$15	$—	$15
Interest rate swap agreements	—	101	—	101	—	139	—	139
Cross currency swap agreements	—	777	—	777	—	56	—	56
Total liabilities	$—	$909	$—	$909	$—	$210	$—	$210
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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$781	$737	$723	$666
Liabilities
Long-term debt and related current maturities	$30,241	$29,442	$26,826	$25,503
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
As of December 31, 2024, the Company measured the disposal group of the PPE business at fair value, less costs to sell. The fair value of the disposal group was determined using significant unobservable inputs based on expected proceeds to be received upon the sale of the business. As such, the fair value of the disposal group was considered level 3. See Note 3 Acquisitions and Divestitures for more information on the disposal group.
NOTE 13. EARNINGS PER SHARE
The details of the earnings per share calculations for the three and six months ended June 30, 2025, and 2024, are as follows (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic	2025	2024	2025	2024
Net income attributable to Honeywell	$1,570	$1,544	$3,019	$3,007
Weighted average shares outstanding	637.5	650.2	642.8	651.3
Earnings per share of common stock—basic	$2.46	$2.37	$4.70	$4.62

	Three Months Ended June 30,		Six Months Ended June 30,
Assuming Dilution	2025	2024	2025	2024
Net income attributable to Honeywell	$1,570	$1,544	$3,019	$3,007
Average shares
Weighted average shares outstanding	637.5	650.2	642.8	651.3
Dilutive securities issuable—stock plans	3.4	4.0	3.5	4.2
Total weighted average diluted shares outstanding	640.9	654.2	646.3	655.5
Earnings per share of common stock—assuming dilution	$2.45	$2.36	$4.67	$4.59
The diluted earnings per share calculations exclude the effect of stock options when the cost to exercise an option exceeds the average market price of the common shares during the period. For the three and six months ended June 30, 2025, the weighted average number of stock options excluded from the computations were 3.4 million and 2.9 million, respectively. For the three and six months ended June 30, 2024, the weighted average number of stock options excluded from the computations were 5.6 million and 5.3 million, respectively.
As of June 30, 2025, and 2024, the total shares outstanding were 634.9 million and 649.7 million, respectively, and as of June 30, 2025, and 2024, total shares issued were 957.6 million.
24    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2024	$(2,872)	$(642)	$(1)	$24	$(3,491)
Other comprehensive income (loss) before reclassifications	(964)	—	5	(37)	(996)
Amounts reclassified from accumulated other comprehensive loss	153	(84)	—	5	74
Net current period other comprehensive income (loss)	(811)	(84)	5	(32)	(922)
Balance at June 30, 2025	$(3,683)	$(726)	$4	$(8)	$(4,413)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2023	$(3,101)	$(1,055)	$(2)	$23	$(4,135)
Other comprehensive income (loss) before reclassifications	83	—	(1)	4	86
Amounts reclassified from accumulated other comprehensive loss	—	(10)	—	(16)	(26)
Net current period other comprehensive income (loss)	83	(10)	(1)	(12)	60
Balance at June 30, 2024	$(3,018)	$(1,065)	$(3)	$11	$(4,075)
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
The following table summarizes information concerning the Company's recorded liabilities for environmental costs:

Balance at December 31, 2024	$678
Accruals for environmental matters deemed probable and reasonably estimable	150
Environmental liability payments	(73)
Balance at June 30, 2025	$755
25    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Environmental liabilities are included in the following balance sheet accounts:

	June 30, 2025	December 31, 2024
Accrued liabilities	$240	$244
Other liabilities	515	434
Total environmental liabilities	$755	$678
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
Reimbursements associated with this agreement are collected from Resideo quarterly and were $70 million in the six months ended June 30, 2025, and offset operating cash outflows incurred by the Company. As the Company incurs costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90% of such costs is also recorded. This receivable amount recorded in the six months ended June 30, 2025, was $123 million. As of June 30, 2025, Other current assets and Other assets included $140 million and $636 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.
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
The following tables summarize information concerning Bendix asbestos-related balances:
Asbestos-Related Liabilities

December 31, 2024	$1,482
Accrual for update to estimated liability	25
Change in estimated cost of future claims	10
Asbestos-related liability payments	(111)
June 30, 2025	$1,406
Insurance Recoveries for Asbestos-Related Liabilities

December 31, 2024	$110
Insurance receipts for asbestos-related liabilities	(5)
June 30, 2025	$105
26    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Bendix asbestos-related balances are included in the following balance sheet accounts:

	June 30, 2025	December 31, 2024
Other current assets	$14	$14
Insurance recoveries for asbestos-related liabilities	91	96
Total insurance recoveries for asbestos-related liabilities	$105	$110
Accrued liabilities	$163	$157
Asbestos-related liabilities	1,243	1,325
Total asbestos-related liabilities	$1,406	$1,482
The following tables present information regarding Bendix-related asbestos claims activity:

	Six Months Ended June 30,	Year Ended December 31,
	2025	2024
Claims unresolved at the beginning of period	4,950	5,517
Claims filed	801	1,617
Claims resolved	(993)	(2,184)
Claims unresolved at the end of period	4,758	4,950

Disease Distribution of Unresolved Claims	June 30, 2025	December 31, 2024
Mesothelioma and other cancer claims	3,081	2,923
Nonmalignant claims	1,677	2,027
Total claims	4,758	4,950
Honeywell experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2024	2023	2022	2021	2020
	(in whole dollars)
Mesothelioma and other cancer claims	$79,900	$66,200	$59,200	$56,000	$61,500
Nonmalignant claims	1,100	1,730	520	400	550
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
SEC MATTER
The Company is cooperating with a formal investigation by the Securities and Exchange Commission (SEC) which is focused on certain financial reporting matters, including with respect to the Company's former Performance Materials and Technologies segment. At this time, the Company does not expect the outcome of this matter to have a material adverse effect on the Company's consolidated results of operations, cash flows, or financial position.
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
In connection with the comprehensive resolution, (i) the Company agreed to pay a total equivalent of $203 million, which payment occurred in January 2023, to the DOJ, the SEC, and the Brazilian Authorities, collectively, in penalties, disgorgement, and prejudgment interest, (ii) the Company’s subsidiary, UOP, LLC (UOP), entered into a three-year Deferred Prosecution Agreement (DPA) with the DOJ for charges related to the UOP Matters, (iii) UOP entered into leniency agreements with the Brazilian Authorities related to the UOP Matter in Brazil, and (iv) the Company entered into an agreement with the SEC that resolves allegations relating to the UOP Matters and the Unaoil Matter. Pursuant to these agreements, the Company agreed to undertake certain compliance measures and compliance reporting obligations. These agreements entirely resolved the Petrobras and Unaoil investigations. In July 2025, the DOJ filed, and the court granted, a motion for early termination of the DPA, and the deferred charges related to the UOP Matters have been dismissed with prejudice.
LITIGATION MATTERS
Flexjet v. Honeywell International Inc.
Flexjet, LLC (Flexjet) provides private jet services to customers. Honeywell maintains aircraft engine maintenance service contracts with Flexjet. On March 1, 2023, Flexjet brought suit against the Company, alleging breach of the parties’ aircraft engine maintenance service agreement (the MSA), seeking liquidated damages for delayed engine repairs, and claiming that its liquidated damages continue to accrue monthly related to engines awaiting repair.
The suit was filed in the Supreme Court of the State of New York, County of New York, Commercial Division. On December 12, 2024, the court issued a partial summary judgment order holding that the MSA could not be terminated for convenience. On May 8, 2025, the court ruled on the remaining issues in the parties’ motions for summary judgment, finding that the MSA’s liquidated damages provision is enforceable and dismissing the Company’s force majeure defense, among other rulings. The court’s second summary judgment order also held that a trial is necessary to determine whether and to what extent specific engines are covered by the MSA. Trial has not yet been scheduled but is currently anticipated in 2026. The Company filed notices of appeal of the court’s summary judgment decisions on January 10, 2025 and June 17, 2025. In two related cases filed by third-party aircraft repair and services companies, Duncan Aviation, Inc. (Duncan) and StandardAero Business Aviation Services, LLC (StandardAero) brought suit against Flexjet for amounts allegedly owed for services provided. The Duncan litigation was filed in the U.S. District Court of Nebraska and is pending transfer to the U.S. District Court for the Southern District of New York. The StandardAero litigation was filed in the Supreme Court of the State of New York, County of New York, Commercial Division. Flexjet filed amended pleadings in the Duncan and StandardAero cases on January 10, 2025 and June 10, 2025, purporting to join the Company as a third-party defendant and claiming that amounts allegedly owed to the respective plaintiffs are the liabilities of the Company. Honeywell believes that it has strong defenses and intends to continue to vigorously defend the Flexjet-related matters.
The Company has recorded accruals in accordance with ASC 450, Contingencies, with respect to the Flexjet-related matters, which accruals are not material. Given the uncertainties inherent in litigation, the Company cannot predict when or how these matters will be resolved and cannot reasonably estimate a range of possible loss in excess of accruals.
The ultimate resolution of these matters could result in damage awards or settlements that are materially higher than amounts currently accrued and changes to amounts accrued or paid could have a material adverse effect on the Company's consolidated results of operations or operating cash flows in the period(s) recognized or paid. The Company does not expect the outcome of the Flexjet-related litigation matters, either individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial position.
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
NOTE 16. PENSION BENEFITS
Net periodic pension benefit (income) cost for the Company's significant pension plans included the following components:

	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service cost	$7	$7	$14	$14
Interest cost	147	149	294	299
Expected return on plan assets	(289)	(281)	(578)	(562)
Amortization of prior service (credit) cost	—	(2)	—	(4)
Net periodic benefit (income) cost	$(135)	$(127)	$(270)	$(253)

	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service cost	$1	$3	$2	$6
Interest cost	45	47	92	94
Expected return on plan assets	(69)	(74)	(142)	(148)
Recognition of actuarial (gains) losses	—	—	14	—
Settlements and curtailments	68	—	68	—
Net periodic benefit (income) cost	$45	$(24)	$34	$(48)
The Company repurchased $100 million and $300 million of outstanding Honeywell shares of common stock from the Honeywell U.S. Pension Plan Master Trust during the three and six months ended June 30, 2025, respectively. The Company completed no repurchases of outstanding Honeywell shares of common stock from the Honeywell U.S. Pension Plan Master Trust during the six months ended June 30, 2024.
29    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 17. OTHER (INCOME) EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$(79)	$(110)	$(169)	$(215)
Pension ongoing income—non-service	(100)	(156)	(255)	(317)
Other postretirement income—non-service	(4)	(4)	(8)	(10)
Equity income of affiliated companies	(15)	(14)	(32)	(30)
Loss on sale of non-strategic businesses and assets	30	—	30	—
Foreign exchange (gain) loss	(19)	5	(15)	31
Divestiture-related costs[1]	79	—	127	—
Acquisition-related costs	5	22	11	24
Expense related to Russia-Ukraine conflict	—	—	—	17
Other, net	16	11	24	23
Total Other (income) expense	$(87)	$(246)	$(287)	$(477)

1	Includes divestiture, spin-off, and separation costs.
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

Three Months Ended June 30, 2025	Aerospace Technologies	Industrial Automation	Building Automation	Energy and Sustainability Solutions	Corporate and All Other	Total Honeywell
Net sales
Products	$2,468	$1,646	$1,333	$1,672	$—	$7,119
Services	1,839	734	493	165	2	3,233
Total Net sales	4,307	2,380	1,826	1,837	2	10,352
Less
Cost of products and services sold	2,718	1,376	944	1,148
Selling, general and administrative expenses	181	333	282	146
Other segment items[1]	310	215	121	100
Total Segment profit	$1,098	$456	$479	$443	$(110)	$2,366

Depreciation and amortization	$100	$85	$57	$108	$54	$404
Capital expenditures	97	42	24	106	34	303

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

30    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Three Months Ended June 30, 2024	Aerospace Technologies	Industrial Automation	Building Automation	Energy and Sustainability Solutions	Corporate and All Other	Total Honeywell
Net sales
Products	$2,127	$1,777	$1,154	$1,419	$—	$6,477
Services	1,764	729	417	185	5	3,100
Total Net sales	3,891	2,506	1,571	1,604	5	9,577
Less
Cost of products and services sold	2,418	1,451	844	996
Selling, general and administrative expenses	139	371	231	111
Other segment items	274	207	99	92
Total Segment profit	$1,060	$477	$397	$405	$(140)	$2,199

Depreciation and amortization	$68	$88	$41	$65	$47	$309
Capital expenditures	69	40	20	90	40	259

Six Months Ended June 30, 2025	Aerospace Technologies	Industrial Automation	Building Automation	Energy and Sustainability Solutions	Corporate and All Other	Total Honeywell
Net sales
Products	$4,833	$3,290	$2,541	$3,100	$—	$13,764
Services	3,646	1,468	977	298	21	6,410
Total Net sales	8,479	4,758	3,518	3,398	21	20,174
Less
Cost of products and services sold	5,310	2,760	1,812	2,130
Selling, general and administrative expenses	369	699	557	282
Other segment items	603	419	230	197
Total Segment profit	$2,197	$880	$919	$789	$(161)	$4,624

Depreciation and amortization	$194	$169	$117	$197	$101	$778
Capital expenditures	170	78	47	193	66	554

Six Months Ended June 30, 2024	Aerospace Technologies	Industrial Automation	Building Automation	Energy and Sustainability Solutions	Corporate and All Other	Total Honeywell
Net sales
Products	$4,152	$3,577	$2,211	$2,800	$—	$12,740
Services	3,408	1,407	786	329	12	5,942
Total Net sales	7,560	4,984	2,997	3,129	12	18,682
Less
Cost of products and services sold	4,635	2,897	1,608	1,995
Selling, general and administrative expenses	294	728	449	240
Other segment items	536	408	193	186
Total Segment profit	$2,095	$951	$747	$708	$(208)	$4,293

Depreciation and amortization	$134	$178	$65	$130	$93	$600
Capital expenditures	142	94	35	169	52	492
31    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	June 30, 2025	December 31, 2024
Aerospace Technologies	$17,799	$16,966
Industrial Automation	21,221	21,035
Building Automation	10,707	11,438
Energy and Sustainability Solutions	13,670	10,337
Corporate and All Other	15,022	15,420
Total assets	$78,419	$75,196
A reconciliation of segment profit to consolidated income before taxes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment profit	$2,366	$2,199	$4,624	$4,293
Interest and other financial charges	(330)	(250)	(616)	(470)
Interest income[1]	79	110	169	215
Amortization of acquisition-related intangibles[2]	(133)	(85)	(269)	(155)
Impairment of assets held for sale	—	—	(15)	—
Stock compensation expense[3]	(57)	(55)	(118)	(108)
Pension ongoing income[4]	85	140	240	285
Pension mark-to-market expense[4]	—	—	(14)	—
Other postretirement income[4]	4	4	8	10
Repositioning and other charges[5]	(39)	(44)	(84)	(137)
Other expense[6]	(104)	(45)	(170)	(88)
Income before taxes	$1,871	$1,974	$3,755	$3,845

1	Amounts included in Other (income) expense.
2	Amounts included in Cost of products and services sold.
3	Amounts included in Selling, general and administrative expenses.
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
32    Honeywell International Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions, except per share amounts)
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell, we, us, our, or the Company) for the three and six months ended June 30, 2025. The financial information as of June 30, 2025, should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2024, contained in our 2024 Annual Report on Form 10-K.
BUSINESS UPDATE
MACROECONOMIC CONDITIONS
We continue to monitor macroeconomic and geopolitical developments amid heightened trade tensions, economic and trade policy uncertainty, and inflationary risks. The trade policy volatility during 2025—including new tariffs and, in some cases, subsequent rollbacks or suspensions—could adversely impact global growth and contribute to inflationary pressures. Global conflicts, tariffs, labor disruptions, and regulations continue to generate volatility in global markets and can contribute to supply chain vulnerabilities and pricing fluctuations. We remain proactive in our collaboration with suppliers to minimize shortages and mitigate supply chain and pricing volatility.
Mitigation strategies remain crucial to meet customer demand in this evolving environment. Our mitigation strategies include supply chain simplification, continued alignment to local supply sources, pricing actions and dual source strategies, long-term strategies for constrained materials, direct engagement with key suppliers, and new supplier development. Strong relationships with strategic primary and secondary suppliers allow us to collaborate together to reliably source key components and raw materials, develop new products, commit our resources to assist certain suppliers, and at times, alter designs of existing products. We believe these mitigation strategies enable us to reduce supply risk, foster new product innovation, and expand our market presence. Additionally, due to the stringent quality controls and product qualification we perform on any new or altered product, these mitigation strategies have not impacted, and we do not expect them to impact, product quality or reliability.
To date, our strategies have helped minimize our exposure to these conditions. However, if we are not successful in sustaining or executing these strategies, these macroeconomic conditions could have a material adverse effect on our consolidated results of operations or operating cash flows.
PORTFOLIO TRANSFORMATION
We continually assess the relative strength of each business in our portfolio as to strategic fit, market position, profit, and cash flow contribution in order to identify target investment and acquisition opportunities in order to upgrade our combined portfolio. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability, or growth potential. During the second quarter, we completed the divestiture of our PPE business, as well as closed on the acquisition of Sundyne. We also announced our agreement to acquire Johnson Matthey's Catalyst Technologies business segment.
In addition, on October 8, 2024, we announced our intention to spin off our Advanced Materials business into Solstice Advanced Materials, an independent, U.S. publicly traded company, which is targeted to be completed during the fourth quarter of 2025. The planned spin-off is intended to be a tax-free spin to Honeywell shareowners for U.S. federal income tax purposes. The spin-off will be subject to the satisfaction of a number of customary conditions, including, among others, finalization of the financial statements of Solstice Advanced Materials, the filing and effectiveness of applicable filings (including a Form 10 registration statement) with the SEC, assurance that the spin-off of Solstice Advanced Materials will be tax-free to Honeywell’s shareowners, receipt of applicable regulatory approvals, and final approval by Honeywell’s Board of Directors. The proposed spin-off is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions.
33    Honeywell International Inc.

On February 6, 2025, we announced our intention to pursue a separation of our Automation and Aerospace Technologies businesses into independent, U.S. publicly traded companies, which is intended to be completed in the second half of 2026. The planned separation is intended to be a tax-free separation to Honeywell shareowners for U.S. federal income tax purposes. The separation will be subject to the satisfaction of a number of customary conditions, including, among others, the filing and effectiveness of applicable filings (including a Form 10 registration statement that includes required financial statements) with the SEC, assurance that the separation of the businesses will be tax-free to Honeywell’s shareowners, receipt of applicable regulatory approvals, and final approval by Honeywell’s Board of Directors. The proposed separation is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions.
On July 8, 2025, we announced we are evaluating strategic alternatives for our Productivity Solutions and Services and Warehouse and Workflow Solutions businesses within the Industrial Automation reportable segment to further simplify Honeywell's portfolio and accelerate shareowner value creation ahead of our planned separation into three independent, U.S. publicly traded companies.
LIABILITY MANAGEMENT REORGANIZATION
On June 23, 2025, we completed our previously announced reorganization (the “Liability Management Reorganization”) in connection with which: (i) certain of our asbestos-related assets and liabilities were allocated to a separate, wholly owned entity, (ii) certain assets and liabilities associated with certain sites for which we had or may have had environmental liabilities were allocated to a separate, wholly owned entity, (iii) certain assets and liabilities associated with certain other sites (not included in clause (ii) above) for which we had or may have had environmental liabilities were allocated to a separate, wholly owned entity, and (iv) all of our remaining assets and liabilities (i.e., all assets and liabilities not included in clauses (i)-(iii) above) were allocated to the Company. The reorganization is intended to provide us flexibility with respect to managing certain asbestos, environmental, and other liabilities, including any future strategic transactions involving such liabilities, and enable us to focus on our operating business, while efficiently managing potential asbestos liabilities, existing or future environmental liabilities and remediation obligations, and certain other liabilities.
34    Honeywell International Inc.

RESULTS OF OPERATIONS
Consolidated Financial Results
35    Honeywell International Inc.

Net Sales by Segment
36    Honeywell International Inc.

Segment Profit by Segment
37    Honeywell International Inc.

CONSOLIDATED OPERATING RESULTS
Net Sales

Three Months Ended June 30

$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$10,352
$9,577
2025
2024

Six Months Ended June 30
$24,000
$20,000
$16,000
$12,000
$8,000
$4,000
$0
$20,174
$18,682
2025
2024

The change in Net sales was attributable to the following:

	Q2 2025 vs. Q2 2024	Year to Date 2025 vs. 2024
Volume	2%	2%
Price	3%	2%
Foreign currency translation	—%	—%
Acquisitions, divestitures, and other, net	3%	4%
Total % change in Net sales	8%	8%
A discussion of Net sales by reportable business segment can be found in the Review of Business Segments section of this Management's Discussion and Analysis.
Q2 2025 compared with Q2 2024
Net sales increased due to the following:
•Increased pricing and price adjustments to offset inflation,
•Incremental sales from recent acquisitions, and
•Higher sales volumes.
YTD 2025 compared with YTD 2024
Net sales increased due to the following:
•Incremental sales from recent acquisitions,
•Increased pricing and price adjustments to offset inflation, and
•Higher sales volumes.
38    Honeywell International Inc.

Our backlog of orders increased 14% to $36.6 billion, as of June 30, 2025, compared to June 30, 2024. Backlog represents the estimated remaining value of work to be performed or products to be shipped under firm contracts. Backlog is equal to our remaining performance obligations under the contracts that meet the guidance on revenue from contracts with customers as discussed in Note 4 Revenue Recognition and Contracts with Customers of Notes to Consolidated Financial Statements. Our backlog by reportable business segment is as follows:

June 30, 2025
Aerospace Technologies	$15,881
Industrial Automation	5,560
Building Automation	8,839
Energy and Sustainability Solutions	6,302
Corporate and All Other[1]	19
Total backlog	$36,601

1	The backlog within Corporate and All Other relates to the Quantinuum business.
Cost of Products and Services Sold

Three Months Ended June 30
$8,000
$6,000
$4,000
$2,000
$0
$6,329
$5,856
2025
2024

Six Months Ended June 30
$16,000
$12,000
$8,000
$4,000
$0
$12,366
$11,439
2025
2024

Q2 2025 compared with Q2 2024
Cost of products and services sold increased due to the following:
•Incremental costs from recent acquisitions of approximately $0.3 billion or 5%, and
•Higher direct and indirect material costs and higher labor costs of approximately $0.2 billion or 3%.
YTD 2025 compared with YTD 2024
Cost of products and services sold increased due to the following:
•Incremental costs from recent acquisitions of approximately $0.6 billion or 5%, and
•Higher direct and indirect material costs and higher labor costs of approximately $0.4 billion or 3%.
39    Honeywell International Inc.

Gross Margin
Q2 2025 compared with Q2 2024
Gross margin increased by approximately $0.3 billion and gross margin percentage was flat at 38.9% compared to the same period of 2024.
YTD 2025 compared with YTD 2024
Gross margin increased by approximately $0.6 billion and gross margin percentage decreased 10 basis points to 38.7% compared to 38.8% for the same period of 2024.
Research and Development Expenses
Q2 2025 compared with Q2 2024
Research and development expenses increased as a percentage of net sales due to increased investment in new product development in our Aerospace Technologies business.
YTD 2025 compared with YTD 2024
Research and development expenses increased as a percentage of net sales due to increased investment in new product development in our Aerospace Technologies business.
40    Honeywell International Inc.

A summary of our research and development costs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Company funded research and development expenses	$481	$382	$920	$742
Customer-sponsored research and development[1]	260	281	527	550
Total research and development costs	$741	$663	$1,447	$1,292

1	Includes deferred customer funded nonrecurring engineering and development activities and expenditures on customer programs with a significant engineering performance obligation, included in Cost of products and services sold in the Consolidated Statement of Operations.
Selling, General and Administrative Expenses
Q2 2025 compared with Q2 2024
Selling, general and administrative expenses increased due to incremental costs from acquisitions.
YTD 2025 compared to YTD 2024
Selling, general and administrative expenses increased due to the following:
•Incremental costs from acquisitions of approximately $0.2 billion or 8%,
•Partially offset by higher productivity of approximately $0.1 billion or 4%.
Impairment of Assets Held for Sale

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Impairment of assets held for sale	$—	$—	$15	$—
YTD 2025 compared to YTD 2024
An impairment charge was recorded on assets held for sale related to the PPE business during the six months ended June 30, 2025.
41    Honeywell International Inc.

Other (Income) Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other (income) expense	$(87)	$(246)	$(287)	$(477)
Q2 2025 compared with Q2 2024
Other income decreased due to the following:
•Higher divestiture-related costs of approximately $0.1 billion, and
•Lower pension and other postretirement income of approximately $0.1 billion.
YTD 2025 compared to YTD 2024
Other income decreased due to the following:
•Higher divestiture-related costs of approximately $0.1 billion, and
•Lower pension and other postretirement income of approximately $0.1 billion.
Interest and Other Financial Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest and other financial charges	$330	$250	$616	$470
Q2 2025 compared with Q2 2024
Interest and other financial charges increased due to higher interest rates on issuances of long-term debt in past years.
YTD 2025 compared to YTD 2024
Interest and other financial charges increased due to higher interest rates on issuances of long-term debt in past years.
Tax Expense
Q2 2025 compared with Q2 2024
The effective tax rate decreased 490 basis-points, primarily driven by changes in accruals on foreign tax matters.
YTD 2025 compared with YTD 2024
The effective tax rate decreased 200 basis-points, primarily driven by changes in accruals on foreign tax matters.
42    Honeywell International Inc.

Net Income Attributable to Honeywell
Q2 2025 compared to Q2 2024
Earnings per share of common stock–assuming dilution increased due to the following:
•Higher segment profit ($0.20 after tax) and
•Lower effective tax rate ($0.10),
•Partially offset by higher interest and other financial charges ($0.10 after tax), and
•Higher divestiture-related costs ($0.09 after tax).
YTD 2025 compared with YTD 2024
Earnings per share of common stock–assuming dilution increased due to the following:
•Higher segment profit ($0.40 after tax),
•Partially offset by higher interest and other financial charges ($0.18 after tax), and
•Higher divestiture-related costs ($0.17 after tax).
43    Honeywell International Inc.

REVIEW OF BUSINESS SEGMENTS
We globally manage our business operations through four reportable business segments: Aerospace Technologies, Industrial Automation, Building Automation, and Energy and Sustainability Solutions.
AEROSPACE TECHNOLOGIES
Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net sales	$4,307	$3,891	11%	$8,479	$7,560	12%
Cost of products and services sold	2,718	2,418		5,310	4,635
Selling, general and administrative and other expenses	491	413		972	830
Segment profit	$1,098	$1,060	4%	$2,197	$2,095	5%

	2025 vs. 2024
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic[1]	6%	2%	7%	4%
Foreign currency translation	—%	—%	—%	—%
Acquisitions, divestitures, and other, net	5%	2%	5%	1%
Total % change	11%	4%	12%	5%

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

Q2 2025 compared to Q2 2024
Sales increased $416 million due to higher organic sales of $180 million in Defense and Space driven by higher sales volumes due to increased shipments and higher organic sales of $118 million in Commercial Aviation Aftermarket driven by increased pricing in air transport. Additionally, the acquisitions of CAES and Civitanavi Systems contributed $197 million to sales in the three months ended June 30, 2025.
44    Honeywell International Inc.

Segment profit increased $38 million and segment margin percentage decreased 170 basis points to 25.5% compared to 27.2% for the same period of 2024.
YTD 2025 compared to YTD 2024
Sales increased $919 million due to higher organic sales of $358 million in Commercial Aviation Aftermarket and higher organic sales of $313 million in Defense and Space, both driven by higher sales volumes due to increased shipments. Additionally, the acquisitions of CAES and Civitanavi Systems contributed $377 million to sales in the six months ended June 30, 2025.
Segment profit increased $102 million and segment margin percentage decreased 180 basis points to 25.9% compared to 27.7% for the same period of 2024.
On February 6, 2025, the Company announced its intention to separate its Automation and Aerospace Technologies businesses into independent, U.S. publicly traded companies.
INDUSTRIAL AUTOMATION
Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net sales	$2,380	$2,506	(5)%	$4,758	$4,984	(5)%
Cost of products and services sold	1,376	1,451		2,760	2,897
Selling, general and administrative and other expenses	548	578		1,118	1,136
Segment profit	$456	$477	(4)%	$880	$951	(7)%

	2025 vs. 2024
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	—%	1%	(1)%	(4)%
Foreign currency translation	1%	—%	(1)%	(1)%
Acquisitions, divestitures, and other, net	(6)%	(5)%	(3)%	(2)%
Total % change	(5)%	(4)%	(5)%	(7)%
45    Honeywell International Inc.

Q2 2025 compared to Q2 2024
Sales decreased $126 million due to lower sales of $141 million driven by the sale of our PPE business on May 21, 2025.
Segment profit decreased $21 million and segment margin percentage increased 20 basis points to 19.2% compared to 19.0% for the same period in 2024.
YTD 2025 compared to YTD 2024
Sales decreased $226 million due to lower sales of $141 million driven by the sale of our PPE business on May 21, 2025, and lower organic sales of $68 million in Productivity Solutions and Services driven by a decrease in license and settlement payments.
During the second quarter of 2022, our Productivity Solutions and Services business entered into a license and settlement agreement (the Agreement). Under the Agreement, we received $360 million, paid in equal quarterly installments over eight quarters, beginning with the second quarter of 2022 and ending with the first quarter of 2024. The Agreement provides each party a license to its existing patent portfolio for use by the other party's existing products and resolved the patent-related litigation between the parties.
Segment profit decreased $71 million and segment margin percentage decreased 60 basis points to 18.5% compared to 19.1% for the same period in 2024.
On July 8, 2025, the Company announced it is evaluating strategic alternatives for its Productivity Solutions and Services and Warehouse and Workflow Solutions businesses.
BUILDING AUTOMATION
Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net sales	$1,826	$1,571	16%	$3,518	$2,997	17%
Cost of products and services sold	944	844		1,812	1,608
Selling, general and administrative and other expenses	403	330		787	642
Segment profit	$479	$397	21%	$919	$747	23%
46    Honeywell International Inc.

	2025 vs. 2024
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	8%	10%	8%	11%
Foreign currency translation	—%	1%	(1)%	(1)%
Acquisitions, divestitures, and other, net	8%	10%	10%	13%
Total % change	16%	21%	17%	23%
Q2 2025 compared to Q2 2024
Sales increased $255 million due to higher organic sales of $84 million in Products driven by higher demand. Additionally, the acquisition of Access Solutions contributed $123 million of inorganic sales in the three months ended June 30, 2025. Beginning June 3, 2025, Access Solutions results are considered organic following the first 12 months after the transaction date.
Segment profit increased $82 million and segment margin percentage increased 90 basis points to 26.2% compared to 25.3% for the same period of 2024.
YTD 2025 compared to YTD 2024
Sales increased $521 million due to higher organic sales of $135 million in Products and higher organic sales of $104 million in Building Solutions, both driven by higher demand. Additionally, the acquisition of Access Solutions contributed $302 million of inorganic sales in the six months ended June 30, 2025.
Segment profit increased $172 million and segment margin percentage increased 120 basis points to 26.1% compared to 24.9% for the same period of 2024.
ENERGY AND SUSTAINABILITY SOLUTIONS
Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net sales	$1,837	$1,604	15%	$3,398	$3,129	9%
Cost of products and services sold	1,148	996		2,130	1,995
Selling, general and administrative and other expenses	246	203		479	426
Segment profit	$443	$405	9%	$789	$708	11%
47    Honeywell International Inc.

	2025 vs. 2024
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	6%	(2)%	3%	1%
Foreign currency translation	2%	1%	—%	—%
Acquisitions, divestitures, and other, net	7%	10%	6%	10%
Total % change	15%	9%	9%	11%
Q2 2025 compared to Q2 2024
Sales increased $233 million due to higher organic sales of $93 million in UOP due to higher licensing sales volumes in gas processing. Additionally, the acquisitions of LNG and Sundyne contributed $114 million in the three months ended June 30, 2025.
Segment profit increased $38 million and segment margin percentage decreased 110 basis points to 24.1% compared to 25.2% for the same period of 2024.
YTD 2025 compared to YTD 2024
Sales increased $269 million due to higher organic sales of $107 million in UOP due to higher licensing sales volumes in gas processing. Additionally, the acquisitions of LNG and Sundyne contributed $189 million in the six months ended June 30, 2025.
Segment profit increased $81 million and segment margin percentage increased 60 basis points to 23.2% compared to 22.6% for the same period of 2024.
On October 8, 2024, the Company announced its intention to spin off its Advanced Materials business into Solstice Advanced Materials, an independent, U.S. publicly traded company, which is expected to be completed during the fourth quarter of 2025.
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
REPOSITIONING CHARGES
See Note 5 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in the six months ended June 30, 2025, and 2024. Cash spending related to our repositioning actions was $81 million in the six months ended June 30, 2025, and was funded through operating cash flows.
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
CASH
As of June 30, 2025, and December 31, 2024, we held $10.7 billion and $11.0 billion, respectively, of cash and cash equivalents, including our short-term investments. We monitor third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty.
As of June 30, 2025, we held $9.2 billion of the Company’s cash, cash equivalents, and short-term investments in non-U.S. subsidiaries. We do not have material amounts related to any jurisdiction subject to currency control restrictions that impact our ability to access and repatriate such amounts. Under current laws, we do not expect taxes on repatriation or restrictions on amounts held outside of the U.S. to have a material effect on our overall liquidity.
CASH FLOW SUMMARY
Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Six Months Ended June 30,
	2025	2024	Variance
Cash and cash equivalents at beginning of period	$10,567	$7,925	$2,642
Operating activities
Net income attributable to Honeywell	3,019	3,007	12
Noncash adjustments	744	514	230
Changes in working capital	(1,218)	(649)	(569)
Other operating activities	(629)	(1,053)	424
Net cash provided by operating activities	1,916	1,819	97
Net cash used for investing activities	(1,880)	(5,405)	3,525
Net cash (used for) provided by financing activities	(421)	5,298	(5,719)
Effect of foreign exchange rate changes on cash and cash equivalents	167	(61)	228
Net (decrease) increase in cash and cash equivalents	(218)	1,651	(1,869)
Cash and cash equivalents at end of period	$10,349	$9,576	$773
Six months ended June 30, 2025
Net cash provided by operating activities was driven by Net income, partially offset by changes in working capital driven by an increase in accounts receivable due to timing of customer cash collections.
Net cash used for investing activities was driven by $2,163 million of cash paid for acquisitions, $554 million of capital expenditures, and $415 million of net payments from settlements of derivative contracts, partially offset by $1,157 million of proceeds from the sale of the PPE business.
Net cash used for financing activities was driven by $3,604 million of repurchases of common stock, $1,479 million of cash dividends paid, and $1,309 million of payments of long-term debt, partially offset by $4,035 million of long-term debt proceeds and $1,873 million of net proceeds of commercial paper.
49    Honeywell International Inc.

Six months ended June 30, 2025 compared with six months ended June 30, 2024
Net cash provided by operating activities increased by $97 million, driven by a $424 million favorable impact of other operating activities due to timing of customer advances and $230 million increase in noncash adjustments driven by higher depreciation and amortization, partially offset by a $569 million unfavorable impact of working capital driven by an increase in accounts receivable due to timing of customer cash collections.
Net cash used for investing activities decreased by $3,525 million, driven by a $2,750 million decrease in cash paid for acquisitions and $1,157 million increase in proceeds from the sale of the PPE business, partially offset by a $491 million increase in net payments from settlements of derivative contracts.
Net cash used for financing activities increased by $5,719 million, driven by a $2,404 million increase in repurchases of common stock, $1,675 million decrease in long-term debt proceeds, $704 million increase in payments of long-term debt, $631 million decrease in net proceeds of commercial paper, and $211 million decrease in proceeds from the issuance of common stock.
ASSESSMENT OF CURRENT LIQUIDITY AND CASH REQUIREMENTS
Based on past performance and current expectations, we believe our operating cash flows will be sufficient to meet our future operating cash needs for at least the next twelve months. If necessary, our available cash, committed credit lines, and access to the public debt and equity markets provide additional sources of short-term and long-term liquidity to fund current operations, debt maturities, and future investment opportunities.
See Note 9 Debt and Credit Agreements of Notes to Consolidated Financial Statements for additional discussion of items impacting our liquidity.
In addition to normal operating cash requirements, our principal future cash requirements include funding capital expenditures, share repurchases, dividends, strategic acquisitions, and debt repayments. During the six months ended June 30, 2025, we repurchased common stock of $3.6 billion. Refer to the section titled Liquidity and Capital Resources of our 2024 Form 10-K for a discussion of our expected capital expenditures, share repurchases, mergers and acquisitions activity, and dividends for 2025.
We continually assess the relative strength of each business in our portfolio as to strategic fit, market position, profit, and cash flow contribution in order to identify target investment and acquisition opportunities in order to upgrade our combined portfolio. We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. In the second quarter of 2025, we acquired Sundyne for total consideration of $2.2 billion, net of cash acquired, as well as announced our agreement to acquire Johnson Matthey's Catalyst Technologies business segment for £1.8 billion. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability, or growth potential. These businesses are considered for potential divestiture, restructuring, or other repositioning actions, subject to regulatory constraints. On October 8, 2024, we announced our intention to spin off the Advanced Materials business into Solstice Advanced Materials, an independent, U.S. publicly traded company, which is targeted to be completed during the fourth quarter of 2025. On February 6, 2025, we announced our intention to separate its Automation and Aerospace Technologies businesses into independent, U.S. publicly traded companies, which is intended to be completed in the second half of 2026. On May 21, 2025, we completed the sale of our PPE business for $1.2 billion, net of cash transferred. In addition, on July 8, 2025, we announced we are evaluating strategic alternatives for our Productivity Solutions and Services and Warehouse and Workflow Solutions businesses within the Industrial Automation reportable business segment. See Note 3 Acquisitions and Divestitures of Notes to Consolidated Financial Statements for additional discussion.
We continually seek opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers and transfer of our trade receivables to unaffiliated financial institutions on a true sale basis. The impact of these programs is not material to our overall liquidity.
50    Honeywell International Inc.

BORROWINGS
We leverage a variety of debt instruments to manage our overall borrowing costs. As of June 30, 2025, and December 31, 2024, our total borrowings were $36.5 billion and $31.1 billion, respectively.

	June 30, 2025	December 31, 2024
Fixed rate notes	$25,198	$25,853
Commercial paper	6,270	4,271
Term loans	5,000	1,000
Variable rate notes	22	22
Other	409	392
Fair value of hedging instruments	(87)	(136)
Debt issuance costs	(300)	(303)
Total borrowings	$36,512	$31,099
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
In addition, we have the following loan and revolving credit agreements:
•A $6.0 billion Delayed Draw Term Loan Agreement (the Term Loan Agreement), dated as of May 7, 2025. The Term Loan Agreement is comprised of two tranches: (i) commitments to provide loans in an aggregate principal amount of up to $4.0 billion, which was fully drawn effective May 30, 2025, and (ii) commitments to provide loans in an aggregate amount of up to $2.0 billion, expiring on December 19, 2025. Amounts borrowed under the Term Loan Agreement are required to be paid no later than May 7, 2027, unless the Term Loan Agreement is terminated earlier pursuant to its terms. As of June 30, 2025, there were $4.0 billion of borrowings outstanding on the Term Loan Agreement.
•A $1.0 billion Fixed Rate Term Loan Credit Agreement (the Fixed Rate Term Loan Credit Agreement), dated as of August 12, 2024. Amounts borrowed under the Fixed Rate Term Loan Credit Agreement are required to be repaid no later than August 12, 2027, unless the Fixed Rate Term Loan Credit Agreement is terminated earlier pursuant to its terms. As of June 30, 2025, there were $1.0 billion of borrowings outstanding under the Fixed Rate Term Loan Credit Agreement.
•A $3.0 billion 364-day credit agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated as of March 17, 2025. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 16, 2026, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 16, 2027, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 364-Day Credit Agreement replaced the previously reported $1.5 billion 364-day credit agreement dated as of March 18, 2024, which was terminated in accordance with its terms effective March 17, 2025. As of June 30, 2025, there were no outstanding borrowings under our 364-Day Credit Agreement.
•A $4.0 billion five-year credit agreement (the Five-Year Credit Agreement) with a syndicate of banks, dated as of March 18, 2024. Commitments under the Five-Year Credit Agreement can be increased pursuant to the terms of the Five-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. As of June 30, 2025, there were no outstanding borrowings under our Five-Year Credit Agreement.
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
51    Honeywell International Inc.

CREDIT RATINGS
Our ability to access the global debt capital markets and the related cost of these borrowings is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of June 30, 2025, S&P Global Inc. (S&P), Fitch Ratings Inc. (Fitch), and Moody’s Investor Service (Moody's) have ratings on our debt set forth in the table below:

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2024 Annual Report on Form 10-K. As of June 30, 2025, there has been no material change in this information.
52    Honeywell International Inc.

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
ITEM 1A. RISK FACTORS
Other than as noted below, there have been no material changes to our Risk Factors presented in our 2024 Annual Report on Form 10-K under the section titled Risk Factors. For further discussion of our Risk Factors, refer to the section titled Risk Factors in our 2024 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the first quarter of 2025.
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
During the three months ended June 30, 2025, Honeywell repurchased 8.2 million shares of its common stock, par value $1 per share. As of June 30, 2025, $1.9 billion remained available under the share repurchase authorization for additional share repurchases. The following table summarizes our purchases of Honeywell's common stock for the three months ended June 30, 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (Dollars in millions)[1]
March 30, 2025 - April 26, 2025	5,047,330	$199.49	5,047,330	$2,570
April 27, 2025 - May 24, 2025	1,798,837	$212.34	1,798,837	$2,188
May 25, 2025 - June 28, 2025	1,368,449	$225.78	1,368,449	$1,879

1	Excludes excise tax on net share repurchases.
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
During the three months ended June 30, 2025, none of our executive officers or directors adopted, terminated, or modified a "Rule 10b5-1 trading arrangement," or adopted, terminated, or modified any "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).
55    Honeywell International Inc.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Honeywell International Inc., dated June 23, 2025 (incorporated by reference to Exhibit 3.1 to Honeywell's Form 8-K filed June 24, 2025)
3.2	Amended and Restated By-laws of Honeywell International Inc., dated June 23, 2025 (incorporated by reference to Exhibit 3.2 to Honeywell's Form 8-K filed June 24, 2025)
10.1
Delayed Draw Term Loan Agreement, dated as of May 7, 2025, among Honeywell International Inc., Bank of America, N.A., as administrative agent, and the syndication agents and documentation agents named therein in such capacity and as the initial lenders (incorporated by reference to Exhibit 10.1 to Honeywell's Form 8-K filed May 8, 2025)

10.2
Cooperation Agreement, by and among Elliott Investment Management L.P., Elliott Associates , L.P., Elliott International, L.P. and Honeywell International Inc., dated as of May 28, 2025 (incorporated by reference to Exhibit 10.1 to Honeywell's Form 8-K filed May 28, 2025)

10.3*
Agreement and Plan of Merger, dated April 9, 2025, by and among Honeywell International Inc., Hyperion Holdco Sub LLC, Hyperion Merger Sub 1, Inc. and Hyperion Merger Sub 2, Inc. (incorporated by reference to Appendix B to the definitive proxy statement of the Company filed on April 9, 2025)

10.4
Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 23, 2025, by and among Honeywell International Inc., Hyperion Holdco Sub LLC, Hyperion Merger Sub 1, Inc. and Hyperion Merger Sub 2, Inc. (incorporated by reference to Exhibit 99.2 to Honeywell's Form 8-K filed June 24, 2025)

10.5**	Offer Letter dated April 4, 2025 from Honeywell International Inc. to Anne T. Madden (incorporated by reference to Exhibit 99.1 to Honeywell's Form 8-K filed April 8, 2025)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
95	Mine Safety Disclosures (filed herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
Certain of the exhibits and schedules to the Exhibits identified above with an asterisk (*) have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
The Exhibit identified above with two asterisks (**) is a management contract or compensatory plan or arrangement.

56    Honeywell International Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: July 24, 2025	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

57    Honeywell International Inc.