Form 10-Q
period 2025-09-30
HONEYWELL INTERNATIONAL INC
filed 2025-10-23
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 634,887,208 shares of Common Stock outstanding at September 30, 2025.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
We describe many of the trends and other factors that drive our business and future results in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other parts of this report (including Part II, Item 1A Risk Factors). Such discussions contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), including statements related to the planned spin-off of the Company's Advanced Materials business into Solstice Advanced Materials, a standalone, publicly traded company, the proposed separation of Automation and Aerospace Technologies, and the evaluation of strategic alternatives for the Productivity Solutions and Services and Warehouse and Workflow Solutions businesses. Forward-looking statements are those that address activities, events, or developments that we or our management intend, expect, project, believe, or anticipate will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors, many of which are difficult to predict and outside of our control, including Honeywell's current expectations, estimates, and projections regarding the planned spin-off of the Company's Advanced Materials business into Solstice Advanced Materials, a standalone, publicly traded company, the proposed separation of Automation and Aerospace Technologies, and the evaluation of strategic alternatives for the Productivity Solutions and Services and Warehouse and Workflow Solutions businesses. They are not guarantees of future performance, and actual results, developments, and business decisions may differ significantly from those envisaged by our forward-looking statements, including the consummation of the spin-off of the Advanced Materials business into Solstice Advanced Materials, the proposed separation of Automation and Aerospace Technologies, and the evaluation of strategic alternatives for the Productivity Solutions and Services and Warehouse and Workflow Solutions businesses, and the anticipated benefits of each. We do not undertake to update or revise any of our forward-looking statements, except as required by applicable securities law. Our forward-looking statements are also subject to material risks and uncertainties, including ongoing macroeconomic and geopolitical risks, such as changes in or application of trade and tax laws and policies, including the impacts of tariffs and other trade barriers and restrictions, lower GDP growth or recession in the U.S. or globally, supply chain disruptions, capital markets volatility, inflation, and certain regional conflicts, which can affect our performance in both the near- and long-term. In addition, no assurance can be given that any plan, initiative, projection, goal, commitment, expectation, or prospect set forth in this Form 10-Q can or will be achieved. These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission (SEC), including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in this report and our 2024 Annual Report on Form 10-K. Any forward-looking plans described herein are not final and may be modified or abandoned at any time.
1    Honeywell International Inc.

ABOUT HONEYWELL
Honeywell International Inc. (Honeywell, we, us, our, or the Company) is an integrated operating company serving a broad range of industries and geographies around the world. Our products and solutions enable a safer, more comfortable, and more productive world, enhancing the quality of life of people around the globe. Our business is aligned with three powerful megatrends – automation, the future of aviation, and energy transition – underpinned by our Honeywell Accelerator operating system and Honeywell Forge Internet of Things (IoT) platform. Our portfolio of solutions is uniquely positioned to blend physical products with software to serve customers worldwide. As a trusted partner, we help organizations solve the world's toughest, most complex challenges, providing actionable solutions and innovations through our Aerospace Technologies, Industrial Automation, Building Automation, and Energy and Sustainability Solutions business segments that help make the world smarter, safer, as well as more secure and sustainable. The Honeywell brand dates back to 1906, and the Company was incorporated in Delaware in 1985.
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
2    Honeywell International Inc.

PART I. FINANCIAL INFORMATION
The financial statements and related notes as of September 30, 2025, should be read in conjunction with the financial statements for the year ended December 31, 2024, contained in the Company's 2024 Annual Report on Form 10-K.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions, except per share amounts)
Product sales	$7,086	$6,590	$20,850	$19,330
Service sales	3,322	3,138	9,732	9,080
Net sales	10,408	9,728	30,582	28,410
Costs, expenses and other
Cost of products sold	4,734	4,166	13,533	12,448
Cost of services sold	2,127	1,813	5,694	4,970
Total Cost of products and services sold	6,861	5,979	19,227	17,418
Research and development expenses	497	368	1,417	1,110
Selling, general and administrative expenses	1,296	1,398	4,085	4,061
Impairment of assets held for sale	—	125	15	125
Other (income) expense	(822)	(263)	(1,109)	(740)
Interest and other financial charges	354	297	970	767
Total costs, expenses and other	8,186	7,904	24,605	22,741
Income before taxes	2,222	1,824	5,977	5,669
Tax expense	363	409	1,082	1,219
Net income	1,859	1,415	4,895	4,450
Less: Net income attributable to noncontrolling interest	34	2	51	30
Net income attributable to Honeywell	$1,825	$1,413	$4,844	$4,420
Earnings per share of common stock—basic	$2.87	$2.17	$7.57	$6.79
Earnings per share of common stock—assuming dilution	$2.86	$2.16	$7.52	$6.75

The Notes to Consolidated Financial Statements are an integral part of this statement.

3    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net income	$1,859	$1,415	$4,895	$4,450
Other comprehensive loss, net of tax
Foreign exchange translation adjustment	(229)	(288)	(1,010)	(229)
Pension and other postretirement benefit adjustments	(3)	(6)	(87)	(16)
Changes in fair value of available for sale investments	—	—	5	(1)
Changes in fair value of cash flow hedges	2	(14)	(30)	(26)
Other comprehensive loss, net of tax	(230)	(308)	(1,122)	(272)
Comprehensive income	1,629	1,107	3,773	4,178
Less: Comprehensive income attributable to the noncontrolling interest	30	23	77	27
Comprehensive income attributable to Honeywell	$1,599	$1,084	$3,696	$4,151

The Notes to Consolidated Financial Statements are an integral part of this statement.

4    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2025	December 31, 2024
	(Dollars in millions)
ASSETS
Current assets
Cash and cash equivalents	$12,930	$10,567
Short-term investments	429	386
Accounts receivable, less allowances of $320 and $314, respectively	8,923	7,819
Inventories	7,118	6,442
Assets held for sale	—	1,365
Other current assets	1,347	1,329
Total current assets	30,747	27,908
Investments and long-term receivables	1,568	1,394
Property, plant and equipment—net	6,681	6,194
Goodwill	23,720	21,825
Other intangible assets—net	7,149	6,656
Insurance recoveries for asbestos-related liabilities	159	171
Deferred income taxes	239	238
Other assets	10,654	10,810
Total assets	$80,917	$75,196
LIABILITIES
Current liabilities
Accounts payable	$7,314	$6,880
Commercial paper and other short-term borrowings	6,873	4,273
Current maturities of long-term debt	72	1,347
Accrued liabilities	8,380	8,348
Liabilities held for sale	—	408
Total current liabilities	22,639	21,256
Long-term debt	30,092	25,479
Deferred income taxes	1,900	1,787
Postretirement benefit obligations other than pensions	105	112
Asbestos-related liabilities	1,369	1,325
Other liabilities	7,058	6,076
Redeemable noncontrolling interest	7	7
SHAREOWNERS’ EQUITY
Capital—common stock issued	958	958
—additional paid-in capital	9,941	9,695
Common stock held in treasury, at cost	(42,982)	(39,378)
Accumulated other comprehensive loss	(4,639)	(3,491)
Retained earnings	53,504	50,835
Total Honeywell shareowners’ equity	16,782	18,619
Noncontrolling interest	965	535
Total shareowners’ equity	17,747	19,154
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$80,917	$75,196

The Notes to Consolidated Financial Statements are an integral part of this statement.

5    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Cash flows from operating activities
Net income	$4,895	$4,450
Less: Net income attributable to noncontrolling interest	51	30
Net income attributable to Honeywell	4,844	4,420
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities
Depreciation	563	500
Amortization	612	457
Loss on sale of non-strategic businesses and assets	14	—
Impairment of assets held for sale	15	125
Repositioning and other (gains) charges	(283)	189
Net payments for repositioning and other charges	(279)	(329)
Resideo indemnification and reimbursement agreement termination payment	1,590	—
Pension and other postretirement income	(387)	(443)
Pension and other postretirement benefit payments	(16)	(25)
Stock compensation expense	154	153
Deferred income taxes	54	(46)
Other	(340)	(221)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures
Accounts receivable	(1,035)	(218)
Inventories	(604)	(233)
Other current assets	(199)	(128)
Accounts payable	410	(142)
Accrued liabilities	594	20
Income taxes	(503)	(263)
Net cash provided by operating activities	5,204	3,816
Cash flows from investing activities
Capital expenditures	(928)	(771)
Proceeds from disposals of property, plant and equipment	23	—
Increase in investments	(1,065)	(698)
Decrease in investments	1,048	564
(Payments) receipts from settlements of derivative contracts	(403)	(250)
Cash paid for acquisitions, net of cash acquired	(2,200)	(7,047)
Proceeds from sale of business, net of cash transferred	1,157	—
Net cash used for investing activities	(2,368)	(8,202)
Cash flows from financing activities
Proceeds from issuance of commercial paper and other short-term borrowings	19,171	9,516
Payments of commercial paper and other short-term borrowings	(16,711)	(8,477)
Proceeds from issuance of common stock	140	349
Proceeds from issuance of long-term debt	4,035	10,407
Payments of long-term debt	(1,555)	(1,381)
Repurchases of common stock	(3,704)	(1,200)
Cash dividends paid	(2,214)	(2,161)
Other	198	5
Net cash (used for) provided by financing activities	(640)	7,058
Effect of foreign exchange rate changes on cash and cash equivalents	167	47
Net increase in cash and cash equivalents	2,363	2,719
Cash and cash equivalents at beginning of period	10,567	7,925
Cash and cash equivalents at end of period	$12,930	$10,644
The Notes to Consolidated Financial Statements are an integral part of this statement.
6    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Shares	$	Shares	$	Shares	$	Shares	$
	(In millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		10,048		9,495		9,695		9,062
Issued for employee savings and option plans		17		14		252		303
Stock compensation expense		36		45		154		153
Impact of Quantinuum contribution		(160)		—		(160)		36
Ending balance		9,941		9,554		9,941		9,554
Treasury stock
Beginning balance	(322.7)	(42,897)	(307.9)	(39,007)	(307.8)	(39,378)	(305.8)	(38,008)
Reacquired stock or repurchases of common stock	(0.5)	(98)	—	—	(17.6)	(3,719)	(6.1)	(1,200)
Issued for employee savings and option plans	0.5	13	0.5	18	2.7	115	4.5	219
Ending balance	(322.7)	(42,982)	(307.4)	(38,989)	(322.7)	(42,982)	(307.4)	(38,989)
Retained earnings
Beginning balance		52,399		49,576		50,835		47,979
Net income attributable to Honeywell		1,825		1,413		4,844		4,420
Dividends on common stock		(720)		(702)		(2,175)		(2,112)
Ending balance		53,504		50,287		53,504		50,287
Accumulated other comprehensive loss
Beginning balance		(4,413)		(4,075)		(3,491)		(4,135)
Foreign exchange translation adjustment		(225)		(309)		(1,036)		(226)
Pension and other postretirement benefit adjustments		(3)		(6)		(87)		(16)
Changes in fair value of available for sale investments		—		—		5		(1)
Changes in fair value of cash flow hedges		2		(14)		(30)		(26)
Ending balance		(4,639)		(4,404)		(4,639)		(4,404)
Noncontrolling interest
Beginning balance		552		563		535		578
Acquisitions, divestitures, and other		—		—		2		—
Net income attributable to noncontrolling interest		34		2		51		30
Foreign exchange translation adjustment		(4)		21		26		(3)
Dividends paid		(21)		(18)		(53)		(66)
Contributions from noncontrolling interest holders		404		—		404		29
Ending balance		965		568		965		568
Total shareowners' equity	634.9	17,747	650.2	17,974	634.9	17,747	650.2	17,974
Cash dividends per share of common stock		$1.13		$1.08		$3.39		$3.24

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
Honeywell reports its quarterly financial information using a calendar convention; the first, second, and third quarters are consistently reported as ending on March 31, June 30, and September 30, respectively. It is Honeywell's practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires Honeywell's businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on the Company's business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, Honeywell will provide appropriate disclosures. Honeywell's closing dates for the three and nine months ended September 30, 2025, and 2024, were September 27, 2025, and September 28, 2024, respectively.
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
SUPPLY CHAIN FINANCING
Amounts outstanding related to supply chain financing programs are included in Accounts payable in the Consolidated Balance Sheet. Accounts payable included approximately $1,153 million and $1,150 million as of September 30, 2025, and December 31, 2024, respectively. The impact of these programs is not material to the Company's overall liquidity.
RECENT ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages. The new standard requires entities to consider whether significant development uncertainty has been resolved before starting to capitalize software costs and aligns disclosure requirements with ASC 360, Property, Plant, and Equipment. The ASU is effective for annual and interim reporting periods beginning after December 15, 2027, and can be applied prospectively, retrospectively, or using a modified transition method, with early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company's Consolidated Financial Statements.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to enhance the disclosures about segment expenses. The new standard requires the disclosure of the Company’s Chief Operating Decision Maker (CODM), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. This ASU should be applied retrospectively for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance for annual disclosures for the year ended December 31, 2024, and interim disclosures beginning the first quarter of 2025. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.
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
Sundyne
On June 6, 2025, the Company acquired 100% of the outstanding equity interests of Sundyne, a leader in the design manufacturing, and aftermarket support of highly-engineered pumps and gas compressors for process industries, for total consideration of $2,158 million, net of cash acquired. The business is part of the Energy and Sustainability Solutions reportable business segment. The following table summarizes the determination of the fair value of identifiable assets acquired and liabilities assumed that are included in the Consolidated Balance Sheet as of September 30, 2025:

Current assets	$287
Intangible assets	990
Other noncurrent assets	97
Current liabilities	(102)
Noncurrent liabilities	(265)
Net assets acquired	1,007
Goodwill	1,261
Purchase price	$2,268
The Sundyne identifiable intangible assets primarily include customer relationships, technology, and trademarks which will amortize over their estimated useful lives ranging from one to 15 years using straight-line and accelerated amortization methods. The goodwill is not deductible for tax purposes. As of the end of the third quarter of 2025, the purchase accounting is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, working capital adjustments, and tax balances.
9    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Air Products' Liquefied Natural Gas Process Technology and Equipment Business
On September 30, 2024, the Company acquired 100% of the outstanding equity interests of Air Products' liquefied natural gas process technology and equipment business (LNG), strengthening the Company's energy transition portfolio, for total consideration of $1,843 million, net of cash acquired. The business is part of the Energy and Sustainability Solutions reportable business segment. The Company finalized the evaluation for the fair value of all the assets acquired and liabilities assumed with LNG during the third quarter of 2025. The following table summarizes the determination of the fair value of identifiable assets acquired and liabilities assumed that are included in the Consolidated Balance Sheet as of September 30, 2025:

Current assets	$73
Intangible assets	894
Other noncurrent assets	82
Current liabilities	(100)
Noncurrent liabilities	(2)
Net assets acquired	947
Goodwill	896
Purchase price	$1,843
The LNG identifiable intangible assets primarily include customer relationships and technology which will amortize over their estimated useful lives ranging from three to 20 years using accelerated amortization methods. The goodwill is deductible for tax purposes.
CAES Systems Holdings LLC
On August 30, 2024, the Company acquired 100% of the outstanding equity interests of CAES Systems Holdings LLC (CAES), enhancing the Company's defense and space portfolio with high-reliability radio frequency technologies, for total consideration of $1,935 million, net of cash acquired. The business is part of the Aerospace Technologies reportable business segment. The Company finalized the evaluation for the fair value of all the assets acquired and liabilities assumed with CAES during the third quarter of 2025. The following table summarizes the determination of the fair value of identifiable assets acquired and liabilities assumed that are included in the Consolidated Balance Sheet as of September 30, 2025:

Current assets	$314
Intangible assets	1,155
Other noncurrent assets	226
Current liabilities	(123)
Noncurrent liabilities	(119)
Net assets acquired	1,453
Goodwill	525
Purchase price	$1,978
The CAES identifiable intangible assets primarily include customer relationships and trademarks which will amortize over their estimated useful lives ranging from two to 15 years using straight line and accelerated amortization methods. The goodwill is not deductible for tax purposes.
Civitanavi Systems S.p.A.
On August 19, 2024, the Company completed the acquisition of Civitanavi Systems S.p.A., a leader in position navigation and timing technology for the aerospace, defense, and industrial markets, for total consideration of $200 million, net of cash acquired. The business is part of the Aerospace Technologies reportable business segment. The assets acquired and liabilities assumed with Civitanavi Systems S.p.A. are included in the Consolidated Balance Sheet as of September 30, 2025, including $75 million of intangible assets and $107 million of goodwill, which is not deductible for tax purposes. The Company finalized the evaluation for the fair value of all the assets acquired and liabilities assumed with Civitanavi Systems S.p.A. during the third quarter of 2025.
10    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Carrier Global Corporation's Global Access Solutions Business
On June 3, 2024, the Company acquired 100% of the outstanding equity interests of Carrier Global Corporation's Global Access Solutions business (Access Solutions), an innovative global leader in advanced access and security solutions, electronic locking systems, and contactless mobile key solutions, for total consideration of $4,913 million, net of cash acquired. The business is part of the Building Automation reportable business segment. The Company finalized the evaluation for the fair value of all the assets acquired and liabilities assumed with Access Solutions during the second quarter of 2025. The following table summarizes the determination of the fair value of identifiable assets acquired and liabilities assumed that are included in the Consolidated Balance Sheet as of September 30, 2025:

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
DIVESTITURES
On October 1, 2025, the Company announced, in connection with the anticipated spin-off of the Company's Advanced Materials business into an independent, publicly traded company named Solstice Advanced Materials, Inc. (Solstice), that its Board of Directors (Board) approved a record date of October 17, 2025 (Record Date) for the pro rata distribution of all of the issued and outstanding shares of Solstice to the holders of Company common stock as of the close of business on the Record Date (Eligible Holders). On October 16, 2025, the Company announced that the Board approved the spin-off, which will be effective as of 12:01 a.m. (New York City time) on October 30, 2025 (Distribution Date). On the Distribution Date, the Eligible Holders will receive one share of Solstice common stock for every four shares of Company common stock they hold as of the close of business on the Record Date. Completion of the Distribution is conditioned upon the satisfaction or waiver of certain conditions, as set forth in the form of Separation and Distribution Agreement filed with the SEC as part of the registration statement on Form 10 filed by Solstice, which was declared effective by the SEC on September 30, 2025.
On May 21, 2025, the Company completed the sale of its personal protective equipment (PPE) business in exchange for total consideration of $1,157 million, net of cash transferred. The Company recognized a pre-tax loss on sale of the PPE business of $30 million for the nine months ended September 30, 2025, which was recorded in Other (income) expense in the Consolidated Statement of Operations. The PPE business was previously part of the Sensing and Safety Technologies business unit within the Industrial Automation reportable business segment. As of December 31, 2024, the Company classified the assets and liabilities of the PPE business as held for sale. During the first quarter of 2025, the Company recognized a $15 million increase to the valuation allowance to write down the disposal group to fair value, less costs to sell.
On February 6, 2025, the Company announced its intention to pursue a separation of its Automation and Aerospace Technologies businesses into independent, U.S. publicly traded companies, which is expected to be completed in the second half of 2026. The planned separation is intended to be a tax-free separation to Honeywell shareowners for U.S. federal income tax purposes. The separation will be subject to the satisfaction of a number of customary conditions, including, among others, the filing and effectiveness of applicable filings (including a Form 10 registration statement that includes required financial statements) with the SEC, assurance that the separation of the businesses will be tax-free to Honeywell’s shareowners, receipt of applicable regulatory approvals, and final approval by Honeywell’s Board. The proposed separation is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions.

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
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 4. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
The Company has a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following disaggregated revenue table and related discussions by reportable business segment for details:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Aerospace Technologies
Commercial Aviation Original Equipment	$632	$617	$1,845	$1,959
Commercial Aviation Aftermarket	2,085	1,758	5,900	5,215
Defense and Space	1,794	1,537	5,245	4,298
Net Aerospace Technologies sales	4,511	3,912	12,990	11,472
Industrial Automation
Sensing and Safety Technologies	202	452	966	1,368
Productivity Solutions and Services	284	289	831	909
Process Solutions	1,543	1,522	4,549	4,527
Warehouse and Workflow Solutions	245	238	686	681
Net Industrial Automation sales	2,274	2,501	7,032	7,485
Building Automation
Products	1,139	1,059	3,293	2,780
Building Solutions	739	686	2,103	1,962
Net Building Automation sales	1,878	1,745	5,396	4,742
Energy and Sustainability Solutions
UOP	771	654	2,242	1,830
Advanced Materials	971	909	2,898	2,862
Net Energy and Sustainability Solutions sales	1,742	1,563	5,140	4,692
Corporate and All Other	3	7	24	19
Net sales	$10,408	$9,728	$30,582	$28,410
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
Industrial Automation – A global provider of industrial automation solutions that deliver intelligent, sustainable, and secure operations for customers in refining/petrochemicals, life sciences, utilities, and warehouse and logistics segments. With millions of installed assets, Industrial Automation deploys outcome-based solutions to increase asset utilization; improve operational efficiency and labor productivity; reduce carbon emissions with less energy consumption; and enhance cyber security for critical infrastructure and operational assets. Industrial Automation offerings include automation control and instrumentation products and services; smart energy products; sensing technologies with an array of custom-engineered sensors and services; gas detection technologies; and system design, advanced automation equipment, software and analytics for manufacturing, distribution, and fulfillment operations. Industrial Automation combines these products and services with proprietary machine learning and artificial intelligence algorithms in products and projects which are digitally enabled through the Company's industry leading industrial Internet of Things (IoT) platform, Honeywell Forge.
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
The Company recognizes revenue arising from performance obligations outlined in contracts with its customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based on timing of recognition is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Products, transferred point in time	55%	56%	56%	57%
Products, transferred over time	13	12	12	11
Net product sales	68	68	68	68
Services, transferred point in time	5	3	5	4
Services, transferred over time	27	29	27	28
Net service sales	32	32	32	32
Net sales	100%	100%	100%	100%
CONTRACT BALANCES
The Company tracks progress on satisfying performance obligations under contracts with customers. The related billings and cash collections are recorded in the Consolidated Balance Sheet in Accounts receivable—net and Other assets (unbilled receivables (contract assets) and billed receivables), and Accrued liabilities and Other liabilities (customer advances and deposits (contract liabilities)). Unbilled receivables arise when the timing of cash collected from customers differs from the timing of revenue recognition, such as when contract provisions require specific milestones to be met before a customer can be billed. Contract assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. Contract liabilities are recorded when customers remit contractual cash payments in advance of the Company satisfying performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period of time. Contract liabilities are derecognized when revenue is recorded.
Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.
13    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the Company's contract assets and liabilities balances:

	2025	2024
Contract assets—January 1	$2,207	$2,013
Contract assets—September 30	2,674	2,263
Change in contract assets - increase (decrease)	$467	$250
Contract liabilities—January 1	$(4,220)	$(4,326)
Contract liabilities—September 30	(4,354)	(3,928)
Change in contract liabilities - (increase) decrease	$(134)	$398
Net change	$333	$648
For the three and nine months ended September 30, 2025, the Company recognized revenue of $326 million and $1,768 million, respectively, that was previously included in the beginning balance of contract liabilities. For the three and nine months ended September 30, 2024, the Company recognized revenue of $454 million and $1,941 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets included $2,621 million and $2,139 million of unbilled balances under long-term contracts as of September 30, 2025, and December 31, 2024, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.
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
Performance obligations are satisfied as of a point in time or over time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services, or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. The Company's remaining performance obligations as of September 30, 2025, are $39,087 million.
Performance obligations recognized as of September 30, 2025, will be satisfied over the course of future periods. The Company's disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 55% and 45%, respectively.
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
14    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 5. REPOSITIONING AND OTHER (GAINS) CHARGES
A summary of net repositioning and other (gains) charges follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Severance	$40	$38	$67	$91
Asset impairments	2	3	4	5
Exit costs	16	15	44	48
Reserve adjustments	(11)	(28)	(49)	(55)
Total net repositioning charges	47	28	66	89
Asbestos-related charges, net of insurance and reimbursements	169	18	210	54
Probable and reasonably estimable environmental liabilities, net of reimbursements	219	6	243	29
Gain on Resideo indemnification and reimbursement agreement termination[1]	(802)	—	(802)	—
Other charges	—	—	—	17
Total net repositioning and other (gains) charges	$(367)	$52	$(283)	$189

1	Refer to Note 15 Commitments and Contingencies for further discussion of the gain related to the Resideo indemnification and reimbursement agreement termination.
The following table summarizes the pre-tax distribution of total net repositioning and other (gains) charges by classification in the Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of products and services sold	$395	$23	$462	$109
Selling, general and administrative expenses	40	29	57	63
Other (income) expense	(802)	—	(802)	17
Total net repositioning and other (gains) charges	$(367)	$52	$(283)	$189
The following table summarizes the pre-tax amount of total net repositioning and other (gains) charges by reportable business segment. These amounts are excluded from segment profit as described in Note 18 Segment Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Aerospace Technologies	$1	$(7)	$(5)	$1
Industrial Automation	21	21	31	49
Building Automation	5	1	17	1
Energy and Sustainability Solutions	5	1	6	20
Corporate and All Other	(399)	36	(332)	118
Total net repositioning and other (gains) charges	$(367)	$52	$(283)	$189
15    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NET REPOSITIONING CHARGES
In the three months ended September 30, 2025, the Company recognized gross repositioning charges totaling $58 million, including severance costs of $40 million related to workforce reductions of 1,055 manufacturing and administrative positions primarily in the Company's Industrial Automation and Building Automation reportable business segments and Corporate function. The workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $2 million related to the write-down of certain assets within the Company's Industrial Automation reportable business segment. The repositioning charges also included exit costs of $16 million related to current period costs incurred for closure obligations associated with site transitions primarily in the Company's Industrial Automation reportable business segment and Corporate function. Also, $11 million of previously established reserves, primarily for severance, were returned to income due to higher-than-expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
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
In the nine months ended September 30, 2025, the Company recognized gross repositioning charges totaling $115 million, including severance costs of $67 million related to workforce reductions of 1,917 manufacturing and administrative positions primarily in the Company's Industrial Automation and Building Automation reportable business segments and corporate function. The workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges also included asset impairments of $4 million for the write-down of certain assets within the Company's Industrial Automation reportable business segment and corporate function. The repositioning charges also included exit costs of $44 million primarily related to current period costs incurred for closure obligations associated with site transitions primarily in the Company's Industrial Automation and Building Automation reportable business segments and corporate function. Also, $49 million of previously established reserves, primarily for severance, were returned to income due to higher-than-expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
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
The following table summarizes the status of the Company's repositioning reserves, excluding amounts included in Liabilities held for sale in the Consolidated Balance Sheet:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2024	$178	$—	$7	$185
Charges	67	4	44	115
Usage—cash	(68)	—	(49)	(117)
Usage—noncash	—	(4)	—	(4)
Foreign currency translation	2	—	—	2
Adjustments	(41)	—	—	(41)
Balance at September 30, 2025	$138	$—	$2	$140
Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the nine months ended September 30, 2025, and 2024, were $44 million and $41 million, respectively.
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
NOTE 6. INCOME TAXES
The effective tax rate was lower than the U.S. federal statutory rate of 21% and decreased during 2025 compared to 2024 as a result of the nontaxable return of basis on the Resideo termination agreement and changes in estimate on prior tax positions, offset by frictional tax costs on separations and incremental tax expense for tax reserve activities.
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
NOTE 7. INVENTORIES

	September 30, 2025	December 31, 2024
Raw materials	$1,872	$1,528
Work in process	1,412	1,346
Finished products	3,834	3,568
Total Inventories	$7,118	$6,442
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS—NET
The following table summarizes the change in the carrying amount of goodwill for the nine months ended September 30, 2025, by reportable business segment:

	December 31, 2024	Acquisitions	Currency Translation Adjustment	September 30, 2025
Aerospace Technologies	$3,028	$(28)	$33	$3,033
Industrial Automation	9,164	—	239	9,403
Building Automation	6,136	122	180	6,438
Energy and Sustainability Solutions	2,598	1,281	15	3,894
Corporate and All Other	899	—	53	952
Total Goodwill	$21,825	$1,375	$520	$23,720
17    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Other intangible assets are comprised of:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-life intangibles
Patents and technology	$3,720	$(2,014)	$1,706	$3,513	$(1,849)	$1,664
Customer relationships	7,152	(2,566)	4,586	6,411	(2,251)	4,160
Trademarks	446	(326)	120	398	(296)	102
Other	596	(285)	311	561	(270)	291
Total definite-life intangibles—net	11,914	(5,191)	6,723	10,883	(4,666)	6,217
Indefinite-life intangibles
Trademarks	426	—	426	439	—	439
Total Other intangible assets—net	$12,340	$(5,191)	$7,149	$11,322	$(4,666)	$6,656
Intangible assets amortization expense was $141 million and $410 million for the three and nine months ended September 30, 2025, respectively, and $120 million and $275 million for the three and nine months ended September 30, 2024, respectively.
18    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 9. DEBT AND CREDIT AGREEMENTS

	September 30, 2025	December 31, 2024
1.35% notes due 2025	$—	$1,250
2.50% notes due 2026	1,500	1,500
1.10% notes due 2027	1,000	1,000
3.50% euro notes due 2027	764	675
4.65% notes due 2027	1,150	1,150
4.95% notes due 2028	500	500
2.25% euro notes due 2028	881	779
4.25% notes due 2029	750	750
2.70% notes due 2029	750	750
4.875% notes due 2029	500	500
4.70% notes due 2030	1,000	1,000
3.375% euro notes due 2030	881	779
1.95% notes due 2030	1,000	1,000
4.95% notes due 2031	500	500
1.75% notes due 2031	1,500	1,500
4.75% notes due 2032	650	650
0.75% euro notes due 2032	587	519
3.75% euro notes due 2032	587	519
5.00% notes due 2033	1,100	1,100
4.50% notes due 2034	1,000	1,000
4.125% euro notes due 2034	1,175	1,039
5.00% notes due 2035	1,450	1,450
3.75% euro notes due 2036	881	779
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	442	442
2.80% notes due 2050	750	750
5.25% notes due 2054	1,750	1,750
5.35% notes due 2064	650	650
4.37% term loan due 2027	1,000	1,000
One month term SOFR plus 0.875% term loan due 2027	4,000	—
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
Other (including finance leases), 3.2% weighted average interest rate maturing at various dates through 2040	247	390
Fair value of hedging instruments	(83)	(136)
Debt issuance costs	(292)	(303)
Total Long-term debt and current related maturities	30,164	26,826
Less: Current maturities of long-term debt	72	1,347
Total Long-term debt	$30,092	$25,479
19    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Commercial Paper and Other Short-Term Borrowings
As of September 30, 2025, the Company had $6.9 billion of Commercial paper and other short-term borrowings outstanding at a weighted average interest rate of 3.98%. As of December 31, 2024, the Company had $4.3 billion of Commercial paper and other short-term borrowings outstanding at a weighted average interest rate of 4.22%.
Term Loan Agreements
On July 1, 2025, the Company repaid its €196 million ($230 million) Euro Term Loan Credit Agreement due 2026.
On May 7, 2025, the Company entered into a Delayed Draw Term Loan Agreement (the Term Loan Agreement). The Term Loan Agreement provides for a delayed draw term loan facility of an aggregate principal amount of up to $6.0 billion comprised of two tranches: (i) commitments to provide loans in an aggregate principal amount of up to $4.0 billion (Tranche A-1) and (ii) commitments to provide loans in an aggregate amount of up to $2.0 billion (Tranche A-2). On May 30, 2025, the Company borrowed $4.0 billion under Tranche A-1, which remained outstanding as of September 30, 2025. Commitments to provide Tranche A-2 will expire on December 19, 2025. Interest rates on the term loans under each tranche will be based on prevailing market rates, plus a margin, in addition to a commitment fee on unused amounts. Amounts borrowed under the Term Loan Agreement are required to be paid no later than May 7, 2027, unless the Term Loan Agreement is terminated earlier pursuant to its terms. The Term Loan Agreement is maintained for general corporate purposes and provides financial flexibility as the Company manages the separation of its Automation, Aerospace Technologies, and Advanced Materials businesses into three independent public companies.
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
As of September 30, 2025, there were no outstanding borrowings under the 364-Day Credit Agreement or the Five-Year Credit Agreement.
NOTE 10. LEASES
The Company's operating and finance lease portfolio is described in Note 10 Leases of Notes to Consolidated Financial Statements in the Company's 2024 Annual Report on Form 10-K.
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2025	2024
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$221	$158
Finance leases	94	67
20    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Supplemental balance sheet information related to leases was as follows:

	September 30, 2025	December 31, 2024
Operating leases
Other assets	$1,067	$1,025
Accrued liabilities	$211	$199
Other liabilities	967	927
Total operating lease liabilities	$1,178	$1,126
Finance leases
Property, plant and equipment	$457	$396
Accumulated depreciation	(235)	(211)
Property, plant and equipment—net	$222	$185
Current maturities of long-term debt	$53	$69
Long-term debt	136	85
Total finance lease liabilities	$189	$154
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
The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheet:

	Notional		Fair Value Asset		Fair Value Liability
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Derivatives in fair value hedging relationships
Interest rate swap agreements	$4,069	$3,899	$14	$3	$(97)	$(139)
Derivatives in cash flow hedging relationships
Foreign currency exchange contracts	742	1,235	7	30	(21)	(10)
Commodity contracts	3	1	—	—	—	—
Derivatives in net investment hedging relationships
Cross currency swap agreements	6,214	7,214	1	124	(776)	(56)
Total derivatives designated as hedging instruments	11,028	12,349	22	157	(894)	(205)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	10,114	8,773	5	3	(4)	(5)
Total Derivative instruments	$21,142	$21,122	$27	$160	$(898)	$(210)
All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Accrued liabilities or Other liabilities.
In addition to the foreign currency derivative contracts designated as net investment hedges, certain of the Company's foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $6,967 million and $6,158 million as of September 30, 2025, and December 31, 2024, respectively.
21    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table sets forth the amounts recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Long-term debt	$3,986	$3,763	$(83)	$(136)
The following tables summarize the location and impact to the Consolidated Statement of Operations related to derivative instruments:

	Three Months Ended September 30, 2025
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other Income (Expense)	Interest and Other Financial Charges
	$10,408	$4,734	$2,127	$1,296	$822	$354
Gain (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive loss into income	—	(6)	(3)	—	—	—
Gain (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	(4)
Derivatives designated as hedges	—	—	—	—	—	4
Gain (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	(4)	—

	Three Months Ended September 30, 2024
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other Income (Expense)	Interest and Other Financial Charges
	$9,728	$4,166	$1,813	$1,398	$263	$297
Gain (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive loss into income	—	(1)	—	1	—	—
Gain (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	(123)
Derivatives designated as hedges	—	—	—	—	—	123
Gain (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	(213)	—
22    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Nine Months Ended September 30, 2025
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other Income (Expense)	Interest and Other Financial Charges
	$30,582	$13,533	$5,694	$4,085	$1,109	$970
Gain (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive loss into income	—	(9)	(4)	(1)	—	—
Gain (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	(53)
Derivatives designated as hedges	—	—	—	—	—	53
Gain (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	(396)	—

	Nine Months Ended September 30, 2024
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other Income (Expense)	Interest and Other Financial Charges
	$28,410	$12,448	$4,970	$4,061	$740	$767
Gain (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive loss into income	3	7	3	6	—	—
Gain (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	(77)
Derivatives designated as hedges	—	—	—	—	—	77
Gain (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	(180)	—
The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Euro-denominated long-term debt	$(73)	$(246)	$(666)	$(146)
Euro-denominated commercial paper	(15)	(52)	(140)	(11)
Cross currency swap agreements	(7)	(314)	(843)	(227)
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
The following table sets forth the Company’s financial assets and liabilities accounted for at fair value on a recurring basis:

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$12	$—	$12	$—	$33	$—	$33
Available for sale investments	52	464	—	516	69	427	—	496
Interest rate swap agreements	—	14	—	14	—	3	—	3
Cross currency swap agreements	—	1	—	1	—	124	—	124
Investments in equity securities	2	—	—	2	8	—	—	8
Right to HWI Net Sale Proceeds	—	—	4	4	—	—	6	6
Total assets	$54	$491	$4	$549	$77	$587	$6	$670
Liabilities
Foreign currency exchange contracts	$—	$25	$—	$25	$—	$15	$—	$15
Interest rate swap agreements	—	97	—	97	—	139	—	139
Cross currency swap agreements	—	776	—	776	—	56	—	56
Total liabilities	$—	$898	$—	$898	$—	$210	$—	$210
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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$951	$913	$723	$666
Liabilities
Long-term debt and related current maturities	$30,164	$29,543	$26,826	$25,503
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
NOTE 13. EARNINGS PER SHARE
The details of the earnings per share calculations for the three and nine months ended September 30, 2025, and 2024, are as follows (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic	2025	2024	2025	2024
Net income attributable to Honeywell	$1,825	$1,413	$4,844	$4,420
Weighted average shares outstanding	635.3	650.4	640.3	651.0
Earnings per share of common stock—basic	$2.87	$2.17	$7.57	$6.79

	Three Months Ended September 30,		Nine Months Ended September 30,
Assuming Dilution	2025	2024	2025	2024
Net income attributable to Honeywell	$1,825	$1,413	$4,844	$4,420
Average shares
Weighted average shares outstanding	635.3	650.4	640.3	651.0
Dilutive securities issuable—stock plans	3.5	3.7	3.7	4.2
Total weighted average diluted shares outstanding	638.8	654.1	644.0	655.2
Earnings per share of common stock—assuming dilution	$2.86	$2.16	$7.52	$6.75
The diluted earnings per share calculations exclude the effect of stock options when the cost to exercise an option exceeds the average market price of the common shares during the period. For the three and nine months ended September 30, 2025, the weighted average number of stock options excluded from the computations were 1.7 million and 2.6 million, respectively. For the three and nine months ended September 30, 2024, the weighted average number of stock options excluded from the computations were 4.1 million and 5.2 million, respectively.
As of September 30, 2025, and 2024, the total shares outstanding were 634.9 million and 650.2 million, respectively, and as of September 30, 2025, and 2024, total shares issued were 957.6 million.
25    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2024	$(2,872)	$(642)	$(1)	$24	$(3,491)
Other comprehensive (loss) income before reclassifications	(1,189)	—	5	(44)	(1,228)
Amounts reclassified from accumulated other comprehensive loss	153	(87)	—	14	80
Net current period other comprehensive (loss) income	(1,036)	(87)	5	(30)	(1,148)
Balance at September 30, 2025	$(3,908)	$(729)	$4	$(6)	$(4,639)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2023	$(3,101)	$(1,055)	$(2)	$23	$(4,135)
Other comprehensive loss before reclassifications	(226)	—	(1)	(11)	(238)
Amounts reclassified from accumulated other comprehensive loss	—	(16)	—	(15)	(31)
Net current period other comprehensive loss	(226)	(16)	(1)	(26)	(269)
Balance at September 30, 2024	$(3,327)	$(1,071)	$(3)	$(3)	$(4,404)
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
The following table summarizes information concerning the Company's recorded liabilities for environmental costs:

Balance at December 31, 2024	$678
Accruals for environmental matters deemed probable and reasonably estimable	415
Environmental liability payments	(112)
Balance at September 30, 2025	$981
26    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Environmental liabilities are included in the following balance sheet accounts:

	September 30, 2025	December 31, 2024
Accrued liabilities	$267	$244
Other liabilities	714	434
Total environmental liabilities	$981	$678
In conjunction with the Resideo Technologies, Inc. (Resideo) spin-off, the Company entered into an indemnification and reimbursement agreement with a Resideo subsidiary, pursuant to which Resideo’s subsidiary had an ongoing obligation to make cash payments to Honeywell in amounts equal to 90% of Honeywell’s annual net spending for environmental matters at certain sites as defined in the agreement. As the Company incurred costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90% of such costs was also recorded. The amount payable to Honeywell in any given year was subject to a cap of $140 million, and the payment obligation was to continue until the earlier of December 31, 2043, or December 31 of the third consecutive year during which the annual payment obligation is less than $25 million. Reimbursements associated with this agreement were collected from Resideo quarterly and were $105 million in the nine months ended September 30, 2025.
In the third quarter of 2025, the Company and Resideo entered into a termination agreement for the accelerated monetization of the indemnification and reimbursement agreement. Upon closing of the transactions contemplated pursuant to the termination agreement, the Company received a one-time cash payment of $1,590 million in lieu of all future payments to which the Company was entitled pursuant to the indemnification and reimbursement agreement. Additionally, Resideo paid the quarterly payment of $35 million for the quarter ending September 30, 2025 due under the indemnification and reimbursement agreement. The Company applied the one-time cash payment and quarterly reimbursement payment against the outstanding receivable balance due from Resideo, inclusive of expenses incurred in the third quarter of 2025. The Company recognized a gain of $802 million in Other (income) expense for the cash proceeds received in excess of the receivables due from Resideo as of the third quarter of 2025.
As a result of the termination agreement, Resideo no longer has any obligation to make cash payments to Honeywell in respect of Honeywell's net spending for environmental matters.
During the third quarter of 2025, the Company enhanced its process for estimating environmental liabilities at sites undergoing active remediation. By leveraging improved data availability and refining historical analytics, the Company implemented an improved methodology for estimating environmental liabilities related to actively managed environmental sites. This led to earlier recognition of the estimated probable liabilities related to these sites, resulting in an increase of the estimated environmental liabilities of $211 million. The Company does not currently possess sufficient additional information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation, or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, although they could be material to the Company's consolidated results of operations and operating cash flows in the periods recognized or paid. However, considering the Company's past experience and existing reserves, the Company does not expect that environmental matters will have a material adverse effect on its consolidated financial position.
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
The following tables summarize information concerning Bendix asbestos-related balances:
Asbestos-Related Liabilities

December 31, 2024	$1,482
Accrual for update to estimated liability	39
Change in estimated cost of future claims	15
Loss on expected settlement	148
Asbestos-related liability payments	(158)
September 30, 2025	$1,526
27    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Insurance Recoveries for Asbestos-Related Liabilities

December 31, 2024	$110
Insurance receipts for asbestos-related liabilities	(12)
September 30, 2025	$98
Bendix asbestos-related balances are included in the following balance sheet accounts:

	September 30, 2025	December 31, 2024
Other current assets	$14	$14
Insurance recoveries for asbestos-related liabilities	84	96
Total insurance recoveries for asbestos-related liabilities	$98	$110
Accrued liabilities	$157	$157
Asbestos-related liabilities	1,369	1,325
Total asbestos-related liabilities	$1,526	$1,482
The following tables present information regarding Bendix-related asbestos claims activity:

	Nine Months Ended September 30,	Year Ended December 31,
	2025	2024
Claims unresolved at the beginning of period	4,950	5,517
Claims filed	1,232	1,617
Claims resolved	(1,880)	(2,184)
Claims unresolved at the end of period	4,302	4,950

Disease Distribution of Unresolved Claims	September 30, 2025	December 31, 2024
Mesothelioma and other cancer claims	2,896	2,923
Nonmalignant claims	1,406	2,027
Total claims	4,302	4,950
Honeywell experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2024	2023	2022	2021	2020
	(in whole dollars)
Mesothelioma and other cancer claims	$79,900	$66,200	$59,200	$56,000	$61,500
Nonmalignant claims	1,100	1,730	520	400	550
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
Liability Divestiture Transaction
On September 29, 2025, the Company permanently divested all of its legacy Bendix asbestos liabilities and certain non-Bendix asbestos liabilities, contributing cash and transferring asbestos liabilities to a third party entity. As part of the agreement, the Company will be indemnified from future asbestos claims. Under the terms of the agreement, in the fourth quarter, the Company contributed $1.4 billion in cash and derecognized $1.5 billion of asbestos liabilities and $98 million of related insurance assets. Included in the Company's third quarter results is a pre-tax loss on expected settlement of the divestiture of $148 million.
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
LITIGATION MATTERS
Flexjet v. Honeywell International Inc.
Flexjet, LLC (Flexjet) provides private jet services to customers. Honeywell maintains aircraft engine maintenance service contracts with Flexjet. On March 1, 2023, Flexjet brought suit against the Company, alleging breach of the parties’ aircraft engine maintenance service agreement (the MSA), seeking liquidated damages for delayed engine repairs, and claiming that its liquidated damages continue to accrue related to engines awaiting repair.
The suit was filed in the Supreme Court of the State of New York, County of New York, Commercial Division. On December 12, 2024, the court issued a partial summary judgment order holding that the MSA could not be terminated for convenience. On May 8, 2025, the court ruled on the remaining issues in the parties’ motions for summary judgment, finding that the MSA’s liquidated damages provision is enforceable and dismissing the Company’s force majeure defense, among other rulings. The court’s second summary judgment order also held that a trial is necessary to determine whether and to what extent specific engines are covered by the MSA. In court filings, Flexjet claimed, based on summary judgment rulings to date, that it is entitled to liquidated damages of at least $500 million, and further claimed that it is owed additional liquidated damages substantially in excess of that amount, in each case before pre-judgment interest. The Company filed notices of appeal of the court’s summary judgment decisions on January 10, 2025 and June 17, 2025. Trial has not yet been scheduled but is currently anticipated in 2026.
29    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
In two related cases filed by third-party aircraft repair and services companies, Duncan Aviation, Inc. (Duncan) and StandardAero Business Aviation Services, LLC (StandardAero) brought suit against Flexjet for amounts allegedly owed for services provided. The Duncan litigation was filed in the U.S. District Court of Nebraska and Flexjet purported to join the Company as a third-party defendant in the Duncan litigation. Flexjet's third-party suit against the Company was transferred to the U.S. District Court for the Southern District of New York and was subsequently dismissed. Duncan's claims against Flexjet in the U.S. District Court for the District of Nebraska remain pending. The StandardAero litigation was filed in the Supreme Court of the State of New York, County of New York, Commercial Division. Flexjet filed amended pleadings in the Duncan and StandardAero cases on January 10, 2025 and June 10, 2025, purporting to join the Company as a third-party defendant and claiming that amounts allegedly owed to the respective plaintiffs are the liabilities of the Company. The Company believes that it has strong defenses and intends to continue to vigorously defend the Flexjet-related matters.
The Company has recorded accruals in accordance with ASC 450, Contingencies, with respect to the Flexjet-related matters, which accruals are not material. Given the uncertainties inherent in litigation, the Company cannot predict when or how these matters will be resolved and cannot reasonably estimate a range of possible loss in excess of accruals.
The ultimate resolution of these matters could result in damage awards or settlements that are materially higher than amounts currently accrued and changes to amounts accrued or paid could have a material adverse effect on the Company's consolidated results of operations or operating cash flows in the period(s) recognized or paid. The Company does not expect the outcome of the Flexjet-related matters, either individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial position.
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
NOTE 16. PENSION BENEFITS
Net periodic pension benefit (income) cost for the Company's significant pension plans included the following components:

	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$7	$7	$21	$21
Interest cost	147	150	441	449
Expected return on plan assets	(289)	(282)	(867)	(844)
Amortization of prior service (credit) cost	—	(1)	—	(5)
Net periodic benefit (income) cost	$(135)	$(126)	$(405)	$(379)
30    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$1	$3	$3	$9
Interest cost	46	49	138	143
Expected return on plan assets	(69)	(78)	(211)	(226)
Recognition of actuarial (gains) losses	—	—	14	—
Settlements and curtailments	—	—	68	—
Net periodic benefit (income) cost	$(22)	$(26)	$12	$(74)
The Company repurchased $100 million and $400 million of outstanding Honeywell shares of common stock from the Honeywell U.S. Pension Plan Master Trust during the three and nine months ended September 30, 2025, respectively. The Company completed no repurchases of outstanding Honeywell shares of common stock from the Honeywell U.S. Pension Plan Master Trust during the nine months ended September 30, 2024.
NOTE 17. OTHER (INCOME) EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$(86)	$(110)	$(255)	$(325)
Pension ongoing income—non-service	(169)	(161)	(424)	(478)
Other postretirement income—non-service	(3)	(3)	(11)	(13)
Equity income of affiliated companies	(13)	(17)	(45)	(47)
Gain on Resideo indemnification and reimbursement agreement termination	(802)	—	(802)	—
Loss on sale of non-strategic businesses and assets	—	—	30	—
Foreign exchange (gain) loss	(10)	(4)	(25)	27
Divestiture-related costs[1]	234	—	361	—
Acquisition-related costs	13	10	24	34
Expense related to Russia-Ukraine conflict	—	—	—	17
Other, net	14	22	38	45
Total Other (income) expense	$(822)	$(263)	$(1,109)	$(740)

1	Includes divestiture, spin-off, and separation costs.
See Note 15 Commitments and Contingencies for further discussion of the gain related to the Resideo indemnification and reimbursement agreement termination.
See Note 5 Repositioning and Other (Gains) Charges for further discussion of the expense related to the Russia-Ukraine conflict.
NOTE 18. SEGMENT FINANCIAL DATA
Honeywell globally manages its business operations through four reportable business segments. Segment information is consistent with how the Chairman and Chief Executive Officer, who is the Company's chief operating decision maker, and management reviews the businesses, makes investing and resource allocation decisions, and assesses operating performance.
Honeywell’s senior management evaluates segment performance based on segment profit. Each segment’s profit is measured as segment income (loss) before taxes excluding general corporate unallocated expense, interest and other financial charges, interest income, amortization of acquisition-related intangibles, certain acquisition- and divestiture-related costs, impairment of assets held for sale, stock compensation expense, pension and other postretirement income (expense), repositioning and other (gains) charges, and other items within Other (income) expense.
31    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
In October 2025, the Company announced a planned realignment, expected to be effective in the first quarter of 2026, of its business units comprising its Industrial Automation and Energy and Sustainability Solutions reportable business segments. This realignment will form a new reportable business segment, Process Automation and Technology, and result in a new composition of its Industrial Automation reportable business segment. Process Automation and Technology will be comprised of UOP, which is currently in Energy and Sustainability Solutions, and the core portion of the Process Solutions business, which is currently in Industrial Automation. The new composition of Industrial Automation will continue to include the smart energy, thermal solutions, and process measurement and control businesses, currently included in the Process Solutions business, as well as the Sensing and Safety Technologies, Warehouse and Workflow Solutions, and Productivity Solutions and Services businesses. Following the realignment, the Company’s reportable business segments will be Aerospace Technologies, Building Automation, Process Automation and Technology, and Industrial Automation. The realignment will not impact the Company’s historical consolidated financial position, results of operations, or cash flows. The Company expects to report its financial performance based on this realignment effective with the first quarter of 2026.

Three Months Ended September 30, 2025	Aerospace Technologies	Industrial Automation	Building Automation	Energy and Sustainability Solutions	Corporate and All Other	Total Honeywell
Net sales
Products	$2,606	$1,511	$1,369	$1,600	$—	$7,086
Services	1,905	763	509	142	3	3,322
Total Net sales	4,511	2,274	1,878	1,742	3	10,408
Less
Cost of products and services sold	2,844	1,345	990	1,118
Selling, general and administrative expenses	169	297	265	97
Other segment items[1]	320	204	121	100
Total Segment profit	$1,178	$428	$502	$427	$(128)	$2,407

Depreciation and amortization	$84	$87	$63	$113	$50	$397
Capital expenditures	105	57	22	157	33	374

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

Three Months Ended September 30, 2024	Aerospace Technologies	Industrial Automation	Building Automation	Energy and Sustainability Solutions	Corporate and All Other	Total Honeywell
Net sales
Products	$2,148	$1,755	$1,281	$1,406	$—	$6,590
Services	1,764	746	464	157	7	3,138
Total Net sales	3,912	2,501	1,745	1,563	7	9,728
Less
Cost of products and services sold	2,446	1,461	926	957
Selling, general and administrative expenses	143	332	256	125
Other segment items	241	200	111	98
Total Segment profit	$1,082	$508	$452	$383	$(129)	$2,296

Depreciation and amortization	$76	$100	$67	$67	$47	$357
Capital expenditures	79	55	19	91	35	279
32    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Nine Months Ended September 30, 2025	Aerospace Technologies	Industrial Automation	Building Automation	Energy and Sustainability Solutions	Corporate and All Other	Total Honeywell
Net sales
Products	$7,439	$4,801	$3,910	$4,700	$—	$20,850
Services	5,551	2,231	1,486	440	24	9,732
Total Net sales	12,990	7,032	5,396	5,140	24	30,582
Less
Cost of products and services sold	8,154	4,105	2,802	3,248
Selling, general and administrative expenses	538	996	822	379
Other segment items	923	623	351	297
Total Segment profit	$3,375	$1,308	$1,421	$1,216	$(289)	$7,031

Depreciation and amortization	$278	$256	$180	$310	$151	$1,175
Capital expenditures	275	135	69	350	99	928

Nine Months Ended September 30, 2024	Aerospace Technologies	Industrial Automation	Building Automation	Energy and Sustainability Solutions	Corporate and All Other	Total Honeywell
Net sales
Products	$6,300	$5,332	$3,492	$4,206	$—	$19,330
Services	5,172	2,153	1,250	486	19	9,080
Total Net sales	11,472	7,485	4,742	4,692	19	28,410
Less
Cost of products and services sold	7,081	4,358	2,534	2,952
Selling, general and administrative expenses	437	1,060	705	365
Other segment items	777	608	304	284
Total Segment profit	$3,177	$1,459	$1,199	$1,091	$(337)	$6,589

Depreciation and amortization	$210	$278	$132	$197	$140	$957
Capital expenditures	221	149	54	260	87	771

	September 30, 2025	December 31, 2024
Aerospace Technologies	$18,060	$16,966
Industrial Automation	21,198	21,035
Building Automation	10,943	11,438
Energy and Sustainability Solutions	13,454	10,337
Corporate and All Other	17,262	15,420
Total assets	$80,917	$75,196
33    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
A reconciliation of segment profit to consolidated income before taxes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment profit	$2,407	$2,296	$7,031	$6,589
Interest and other financial charges	(354)	(297)	(970)	(767)
Interest income[1]	86	110	255	325
Amortization of acquisition-related intangibles[2]	(141)	(120)	(410)	(275)
Impairment of assets held for sale	—	(125)	(15)	(125)
Stock compensation expense[3]	(36)	(45)	(154)	(153)
Pension ongoing income[4]	150	145	390	430
Pension mark-to-market expense[4]	—	—	(14)	—
Other postretirement income[4]	3	3	11	13
Repositioning and other gains (charges)[5]	367	(52)	283	(189)
Other expense[6]	(260)	(91)	(430)	(179)
Income before taxes	$2,222	$1,824	$5,977	$5,669

1	Amounts included in Other (income) expense.
2	Amounts included in Cost of products and services sold.
3	Amounts included in Selling, general and administrative expenses.
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
NOTE 19. SUBSEQUENT EVENTS
In the fourth quarter, the Company permanently divested all of its legacy Bendix asbestos liabilities and certain non-Bendix asbestos liabilities, contributing cash and transferring asbestos liabilities to a third party entity. As part of the agreement, the Company will be indemnified from future asbestos claims. Under the terms of the agreement, in the fourth quarter, the Company contributed $1.4 billion in cash and derecognized $1.5 billion of asbestos liabilities and $98 million of related insurance assets. Included in the Company's third quarter results is a pre-tax loss on expected settlement of the divestiture of $148 million. See Note 15 Commitments and Contingencies for more information.
Also in the fourth quarter, in connection with the planned spin-off, Solstice issued 5.625% Senior Notes due September 30, 2033 in an aggregate principal amount of $1.0 billion (the Notes). The proceeds from the Notes offering will be held in escrow until satisfaction of the conditions precedent to the spin-off and certain other escrow release conditions. If such conditions are not met by March 31, 2026, the Notes will be redeemed at 100% of principal plus accrued interest. Solstice will pay interest on the Notes on March 31 and September 30 of each year, with the first payment due on March 31, 2026. The Notes are senior unsecured obligations of Solstice, guaranteed on a senior unsecured basis by certain of its domestic subsidiaries and, from and after the escrow release date, will be guaranteed on a senior unsecured basis by each of Solstice’s existing and future domestic subsidiaries that guarantees Solstice’s senior credit facilities.
See Note 18 Segment Financial Data for information related to the Company’s planned realignment of its reportable business segments announced on October 22, 2025, and expected to be effective in the first quarter of 2026.
34    Honeywell International Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions, except per share amounts)
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell, we, us, our, or the Company) for the three and nine months ended September 30, 2025. The financial information as of September 30, 2025, should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2024, contained in our 2024 Annual Report on Form 10-K.
BUSINESS UPDATE
MACROECONOMIC CONDITIONS
We continue to monitor macroeconomic and geopolitical developments amid heightened trade tensions, economic and trade policy uncertainty, and inflationary risks. Trade policy volatility during 2025, including new tariffs and, in some cases, subsequent rollbacks or suspensions, could impact global growth and contribute to inflationary pressures. Global conflicts, tariffs, labor disruptions, and regulations continue to generate volatility in global markets and contribute to supply chain vulnerabilities and pricing fluctuations. We remain proactive in our collaboration with suppliers to minimize shortages and mitigate supply chain and pricing volatility.
Mitigation strategies remain crucial to meet customer demand in this evolving environment. Our mitigation strategies include supply chain simplification, continued alignment to local supply sources, pricing actions and dual source strategies, long-term strategies for constrained materials, direct engagement with key suppliers, and new supplier development. Strong relationships with strategic primary and secondary suppliers allow us to collaborate to reliably source key components and raw materials, develop new products, commit our resources to assist certain suppliers, and at times, alter designs of existing products. We believe these mitigation strategies enable us to reduce supply risk, foster new product innovation, and expand our market presence. Additionally, due to the stringent quality controls and product qualification we perform on any new or altered product, these mitigation strategies have not impacted, and we do not expect them to impact, product quality or reliability.
To date, our strategies helped minimize our exposure to these conditions. However, if we are not successful in sustaining or executing these strategies, these macroeconomic conditions could have a material adverse effect on our consolidated results of operations, cash flows, or financial condition.
PORTFOLIO TRANSFORMATION
We continually assess the relative strength of each business in our portfolio as to strategic fit, market position, profit, and cash flow contribution in order to identify target investment and acquisition opportunities in order to upgrade our combined portfolio. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability, or growth potential. During the second quarter of 2025, we completed the divestiture of our PPE business, as well as closed on the acquisition of Sundyne. We also announced our agreement to acquire Johnson Matthey's Catalyst Technologies business segment.
On October 8, 2024, we announced our intention to spin off our Advanced Materials business into Solstice Advanced Materials, Inc. (Solstice), an independent, U.S. publicly traded company. The spin-off will be a tax-free spin to Honeywell shareowners for U.S. federal income tax purposes. On October 1, 2025, we announced that our Board approved a record date of October 17, 2025 (Record Date) for the pro rata distribution of all of the issued and outstanding shares of Solstice to the holders of our common stock as of the close of business on the Record Date (Eligible Holders). On October 16, 2025, we announced that the Board approved the spin-off, which will be effective as of 12:01 a.m. (New York City time) on October 30, 2025 (Distribution Date). On the Distribution Date, the Eligible Holders will receive one share of Solstice common stock for every four shares of our common stock they hold as of the close of business on the Record Date. Completion of the Distribution is conditioned upon the satisfaction or waiver of certain conditions, as set forth in the form of Separation and Distribution Agreement filed with the SEC as part of the registration statement on Form 10 filed by Solstice, which was declared effective by the SEC on September 30, 2025.
35    Honeywell International Inc.

On February 6, 2025, we announced our intention to pursue a separation of our Automation and Aerospace Technologies businesses into independent, U.S. publicly traded companies, which is expected to be completed in the second half of 2026. The planned separation is intended to be a tax-free separation to Honeywell shareowners for U.S. federal income tax purposes. The separation will be subject to the satisfaction of a number of customary conditions, including, among others, the filing and effectiveness of applicable filings (including a Form 10 registration statement that includes required financial statements) with the SEC, assurance that the separation of the businesses will be tax-free to Honeywell’s shareowners, receipt of applicable regulatory approvals, and final approval by our Board. The proposed separation is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions.
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
On September 29, 2025, we permanently divested all of our legacy Bendix asbestos liabilities and certain non-Bendix asbestos liabilities (referenced in clause (i) above). We recorded a pre-tax loss of $148 million in the third quarter of 2025 related to the divested asbestos liabilities. Under the terms of the divestiture agreement, we contributed $1.4 billion in cash and derecognized $1.5 billion in asbestos liabilities and $0.1 billion of related insurance assets on September 29, 2025, which is after our quarter-end close date of September 27, 2025.
SEGMENT REALIGNMENT
In October 2025, we announced a planned realignment, expected to be effective in the first quarter of 2026, of our business units comprising our Industrial Automation and Energy and Sustainability Solutions reportable business segments. This realignment will form a new reportable business segment, Process Automation and Technology, and result in a new composition of our Industrial Automation reportable business segment. Process Automation and Technology will be comprised of UOP, which is currently in Energy and Sustainability Solutions, and the core portion of the Process Solutions business, which is currently in Industrial Automation. The new composition of Industrial Automation will continue to include the smart energy, thermal solutions, and process measurement and control businesses, currently included in the Process Solutions business, as well as the Sensing and Safety Technologies, Warehouse and Workflow Solutions, and Productivity Solutions and Services businesses. Following the realignment, our reportable business segments will be Aerospace Technologies, Building Automation, Process Automation and Technology, and Industrial Automation. The realignment will not impact our historical consolidated financial position, results of operations, or cash flows. We expects to report our financial performance based on this realignment effective with the first quarter of 2026.
36    Honeywell International Inc.

RESULTS OF OPERATIONS
Consolidated Financial Results
37    Honeywell International Inc.

Net Sales by Segment
38    Honeywell International Inc.

Segment Profit by Segment
39    Honeywell International Inc.

CONSOLIDATED OPERATING RESULTS
Net Sales

Three Months Ended September 30
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$10,408
$9,728
2025
2024

Nine Months Ended September 30
$36,000
$30,000
$24,000
$18,000
$12,000
$6,000
$0
$30,582
$28,410
2025
2024

The change in Net sales was attributable to the following:

	Q3 2025 vs. Q3 2024	Year to Date 2025 vs. 2024
Volume	3%	2%
Price	3%	3%
Foreign currency translation	1%	—%
Acquisitions, divestitures, and other, net	—%	3%
Total % change in Net sales	7%	8%
A discussion of Net sales by reportable business segment can be found in the Review of Business Segments section of this Management's Discussion and Analysis.
Q3 2025 compared with Q3 2024
Net sales increased due to the following:
•Increased pricing and price adjustments to offset inflation,
•Higher sales volumes, and
•Favorable impact of foreign currency translation, driven by the weakening of the U.S. dollar against the euro.
YTD 2025 compared with YTD 2024
Net sales increased due to the following:
•Incremental sales from recent acquisitions,
•Increased pricing and price adjustments to offset inflation, and
•Higher sales volumes.
40    Honeywell International Inc.

Cost of Products and Services Sold

Three Months Ended September 30
$8,000
$6,000
$4,000
$2,000
$0
$6,861
$5,979
2025
2024

Nine Months Ended September 30
$24,000
$18,000
$12,000
$6,000
$0
$19,227
$17,418
2025
2024

Q3 2025 compared with Q3 2024
Cost of products and services sold increased due to the following:
•Incremental costs from recent acquisitions of approximately $0.2 billion or 3%,
•Adjustment to estimated future environmental liabilities of approximately $0.2 billion or 3%,
•Higher direct and indirect material costs and higher labor costs of approximately $0.2 billion or 3%, and
•Higher sales volumes of approximately $0.2 billion or 3%.
YTD 2025 compared with YTD 2024
Cost of products and services sold increased due to the following:
•Incremental costs from recent acquisitions of approximately $0.8 billion or 5%,
•Higher direct and indirect material costs and higher labor costs of approximately $0.5 billion or 3%, and
•Higher sales volumes of approximately $0.4 billion or 2%.
Gross Margin
Q3 2025 compared with Q3 2024
Gross margin decreased by approximately $0.2 billion and gross margin percentage decreased 440 basis points to 34.1% compared to 38.5% for the same period of 2024.
41    Honeywell International Inc.

YTD 2025 compared with YTD 2024
Gross margin increased by approximately $0.4 billion and gross margin percentage decreased 160 basis points to 37.1% compared to 38.7% for the same period of 2024.
Research and Development Expenses
Q3 2025 compared with Q3 2024
Research and development expenses increased as a percentage of net sales due to increased investment in new product development in our Aerospace Technologies business.
YTD 2025 compared with YTD 2024
Research and development expenses increased as a percentage of net sales due to increased investment in new product development in our Aerospace Technologies business.
A summary of our research and development costs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Company funded research and development expenses	$497	$368	$1,417	$1,110
Customer-sponsored research and development[1]	270	267	797	817
Total research and development costs	$767	$635	$2,214	$1,927

1	Includes deferred customer funded nonrecurring engineering and development activities and expenditures on customer programs with a significant engineering performance obligation, included in Cost of products and services sold in the Consolidated Statement of Operations.
42    Honeywell International Inc.

Selling, General and Administrative Expenses
Q3 2025 compared with Q3 2024
Selling, general and administrative expenses decreased due to higher productivity.
YTD 2025 compared to YTD 2024
Selling, general and administrative expenses were flat compared to the same period in 2024.
Impairment of Assets Held for Sale

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Impairment of assets held for sale	$—	$125	$15	$125
Q3 2025 compared with Q3 2024
An impairment charge was recorded on assets held for sale related to the PPE business during the three months ended September 30, 2024.
YTD 2025 compared to YTD 2024
An impairment charge was recorded on assets held for sale related to the PPE business during the nine months ended September 30, 2025 and 2024.
Other (Income) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other (income) expense	$(822)	$(263)	$(1,109)	$(740)
Q3 2025 compared with Q3 2024
Other income increased due to the following:
•Gain recognized on Resideo termination agreement of approximately $0.8 billion,
•Partially offset by higher divestiture-related costs of approximately $0.2 billion.
YTD 2025 compared to YTD 2024
Other income increased due to the following:
•Gain recognized on Resideo termination agreement of approximately $0.8 billion,
•Partially offset by higher divestiture-related costs of approximately $0.4 billion.
43    Honeywell International Inc.

Interest and Other Financial Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and other financial charges	$354	$297	$970	$767
Q3 2025 compared with Q3 2024
Interest and other financial charges increased due to increased debt funding to support acquisitions and higher interest rates on long-term debt issuances in August 2024.
YTD 2025 compared to YTD 2024
Interest and other financial charges increased due to increased debt funding to support acquisitions and higher interest rates on long-term debt issuances in August 2024.
Tax Expense
Q3 2025 compared with Q3 2024
The effective tax rate decreased 610 basis-points due to the following:
•Nontaxable return of basis on the Resideo termination agreement of 860 basis-points and
•Changes in estimate on prior tax positions of 760 basis-points,
•Partially offset by frictional tax costs on separations of 640 basis-points and
•Incremental tax expense for tax reserve activities of 410 basis-points.
YTD 2025 compared with YTD 2024
The effective tax rate decreased 340 basis-points due to the following:
•Nontaxable return of basis on the Resideo termination agreement of 320 basis-points and
•Changes in estimate on prior tax positions of 280 basis-points,
•Partially offset by frictional tax costs on separations of 270 basis-points.
44    Honeywell International Inc.

Net Income Attributable to Honeywell
Q3 2025 compared to Q3 2024
Earnings per share of common stock–assuming dilution increased due to the following:
•Gain recognized on Resideo termination agreement ($1.23 after tax) and
•Lower impairment charges on assets held for sale ($0.19 after tax),
•Partially offset by higher divestiture-related costs ($0.53 after tax) and
•Adjustment to estimated future environmental liabilities ($0.25 after tax).
YTD 2025 compared with YTD 2024
Earnings per share of common stock–assuming dilution increased due to the following:
•Gain recognized on Resideo termination agreement ($1.22 after tax) and
•Higher segment profit ($0.53 after tax),
•Partially offset by higher divestiture-related costs ($0.70 after tax) and
•Adjustment to estimated future environmental liabilities ($0.25 after tax).
BACKLOG
Our backlog of orders increased 14% to $39.1 billion, as of September 30, 2025, compared to September 30, 2024. Backlog represents the estimated remaining value of work to be performed or products to be shipped under firm contracts. Backlog is equal to our remaining performance obligations under the contracts that meet the guidance on revenue from contracts with customers as discussed in Note 4 Revenue Recognition and Contracts with Customers of Notes to Consolidated Financial Statements. Our backlog by reportable business segment is as follows:

September 30, 2025
Aerospace Technologies	$17,503
Industrial Automation	5,435
Building Automation	9,050
Energy and Sustainability Solutions	7,078
Corporate and All Other[1]	21
Total backlog	$39,087

1	The backlog within Corporate and All Other relates to the Quantinuum business.
45    Honeywell International Inc.

REVIEW OF BUSINESS SEGMENTS
We globally manage our business operations through four reportable business segments: Aerospace Technologies, Industrial Automation, Building Automation, and Energy and Sustainability Solutions.
AEROSPACE TECHNOLOGIES
Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net sales	$4,511	$3,912	15%	$12,990	$11,472	13%
Cost of products and services sold	2,844	2,446		8,154	7,081
Selling, general and administrative and other expenses	489	384		1,461	1,214
Segment profit	$1,178	$1,082	9%	$3,375	$3,177	6%

	2025 vs. 2024
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic[1]	12%	9%	9%	5%
Foreign currency translation	—%	—%	—%	—%
Acquisitions, divestitures, and other, net	3%	—%	4%	1%
Total % change	15%	9%	13%	6%

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

Q3 2025 compared to Q3 2024
Sales increased $599 million due to higher organic sales of $327 million in Commercial Aviation Aftermarket and higher organic sales of $147 million in Defense and Space, both driven by higher sales volumes due to increased demand and shipments. Additionally, the acquisitions of CAES and Civitanavi Systems contributed $108 million of inorganic sales in the three months ended September 30, 2025. Beginning September 2025, the results of CAES and Civitanavi Systems are considered organic following the first 12 months after the transaction date.
46    Honeywell International Inc.

Segment profit increased $96 million and segment margin percentage decreased 160 basis points to 26.1% compared to 27.7% for the same period of 2024.
YTD 2025 compared to YTD 2024
Sales increased $1,518 million due to higher organic sales of $688 million in Commercial Aviation Aftermarket and higher organic sales of $462 million in Defense and Space, both driven by higher sales volumes due to increased demand and shipments. Additionally, the acquisitions of CAES and Civitanavi Systems contributed $485 million of inorganic sales in the nine months ended September 30, 2025.
Segment profit increased $198 million and segment margin percentage decreased 170 basis points to 26.0% compared to 27.7% for the same period of 2024.
On February 6, 2025, the Company announced its intention to separate its Automation and Aerospace Technologies businesses into independent, U.S. publicly traded companies, which is expected to be completed in the second half of 2026.
INDUSTRIAL AUTOMATION
Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net sales	$2,274	$2,501	(9)%	$7,032	$7,485	(6)%
Cost of products and services sold	1,345	1,461		4,105	4,358
Selling, general and administrative and other expenses	501	532		1,619	1,668
Segment profit	$428	$508	(16)%	$1,308	$1,459	(10)%

	2025 vs. 2024
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	1%	(10)%	(1)%	(6)%
Foreign currency translation	1%	1%	—%	—%
Acquisitions, divestitures, and other, net	(11)%	(7)%	(5)%	(4)%
Total % change	(9)%	(16)%	(6)%	(10)%
47    Honeywell International Inc.

Q3 2025 compared to Q3 2024
Sales decreased $227 million due to a decline of $264 million resulting from the sale of our PPE business on May 21, 2025.
Segment profit decreased $80 million and segment margin percentage decreased 150 basis points to 18.8% compared to 20.3% for the same period in 2024.
YTD 2025 compared to YTD 2024
Sales decreased $453 million due to a decline of $405 million resulting from the sale of our PPE business on May 21, 2025 and lower organic sales of $78 million in Productivity Solutions and Services driven by a decrease in license and settlement payments.
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
Segment profit decreased $151 million and segment margin percentage decreased 90 basis points to 18.6% compared to 19.5% for the same period in 2024.
On July 8, 2025, the Company announced it is evaluating strategic alternatives for its Productivity Solutions and Services and Warehouse and Workflow Solutions businesses.
BUILDING AUTOMATION
Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net sales	$1,878	$1,745	8%	$5,396	$4,742	14%
Cost of products and services sold	990	926		2,802	2,534
Selling, general and administrative and other expenses	386	367		1,173	1,009
Segment profit	$502	$452	11%	$1,421	$1,199	19%
48    Honeywell International Inc.

	2025 vs. 2024
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	7%	10%	8%	11%
Foreign currency translation	1%	1%	—%	—%
Acquisitions, divestitures, and other, net	—%	—%	6%	8%
Total % change	8%	11%	14%	19%
Q3 2025 compared to Q3 2024
Sales increased $133 million due to higher organic sales of $68 million in Products and higher organic sales of $49 million in Building Solutions, both driven by higher demand.
Segment profit increased $50 million and segment margin percentage increased 80 basis points to 26.7% compared to 25.9% for the same period of 2024.
YTD 2025 compared to YTD 2024
Sales increased $654 million due to higher organic sales of $203 million in Products and higher organic sales of $153 million in Building Solutions, both driven by higher demand. Additionally, the acquisition of Access Solutions contributed $302 million of inorganic sales in the nine months ended September 30, 2025. Beginning June 2025, the results of Access Solutions are considered organic following the first 12 months after the transaction date.
Segment profit increased $222 million and segment margin percentage increased 100 basis points to 26.3% compared to 25.3% for the same period of 2024.
ENERGY AND SUSTAINABILITY SOLUTIONS
Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net sales	$1,742	$1,563	11%	$5,140	$4,692	10%
Cost of products and services sold	1,118	957		3,248	2,952
Selling, general and administrative and other expenses	197	223		676	649
Segment profit	$427	$383	11%	$1,216	$1,091	11%
49    Honeywell International Inc.

	2025 vs. 2024
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Organic	(2)%	(8)%	1%	(3)%
Foreign currency translation	1%	—%	1%	—%
Acquisitions, divestitures, and other, net	12%	19%	8%	14%
Total % change	11%	11%	10%	11%
Q3 2025 compared to Q3 2024
Sales increased $179 million due to higher organic sales of $47 million in Advanced Materials driven by increased pricing in fluorine products, offset by lower organic sales of $85 million in UOP driven by lower sales volumes in refining catalyst shipments. Additionally, the acquisitions of Sundyne and LNG contributed $202 million of inorganic sales in the three months ended September 30, 2025.
Segment profit increased $44 million and segment margin percentage was flat at 24.5% compared to the same period of 2024.
YTD 2025 compared to YTD 2024
Sales increased $448 million driven by the acquisitions of LNG and Sundyne.
Segment profit increased $125 million and segment margin percentage increased 40 basis points to 23.7% compared to 23.3% for the same period of 2024.
On October 1, 2025, the Company announced the anticipated spin-off its Advanced Materials business into Solstice Advanced Materials, an independent, U.S. publicly traded company, is expected to be completed on October 30, 2025.
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
REPOSITIONING CHARGES
See Note 5 Repositioning and Other (Gains) Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in the nine months ended September 30, 2025, and 2024. Cash spending related to our repositioning actions was $117 million in the nine months ended September 30, 2025, and was funded through operating cash flows.
50    Honeywell International Inc.

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
CASH
As of September 30, 2025, and December 31, 2024, we held $13.4 billion and $11.0 billion, respectively, of cash and cash equivalents, including our short-term investments. We monitor third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty.
As of September 30, 2025, we held $9.9 billion of the Company’s cash, cash equivalents, and short-term investments in non-U.S. subsidiaries. We do not have material amounts related to any jurisdiction subject to currency control restrictions that impact our ability to access and repatriate such amounts. Under current laws, we do not expect taxes on repatriation or restrictions on amounts held outside of the U.S. to have a material effect on our overall liquidity.
CASH FLOW SUMMARY
Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Nine Months Ended September 30,
	2025	2024	Variance
Cash and cash equivalents at beginning of period	$10,567	$7,925	$2,642
Operating activities
Net income attributable to Honeywell	4,844	4,420	424
Noncash adjustments	742	935	(193)
Changes in working capital	(1,229)	(593)	(636)
Resideo indemnification and reimbursement agreement termination payment	1,590	—	1,590
Other operating activities	(743)	(946)	203
Net cash provided by operating activities	5,204	3,816	1,388
Net cash used for investing activities	(2,368)	(8,202)	5,834
Net cash (used for) provided by financing activities	(640)	7,058	(7,698)
Effect of foreign exchange rate changes on cash and cash equivalents	167	47	120
Net increase in cash and cash equivalents	2,363	2,719	(356)
Cash and cash equivalents at end of period	$12,930	$10,644	$2,286
Nine months ended September 30, 2025
Net cash provided by operating activities was driven by the receipt of the Resideo indemnification and reimbursement agreement termination payment of $1,590 million, partially offset by changes in working capital driven by an increase in accounts receivable of $1,035 million due to timing of customer cash collections.
Net cash used for investing activities was driven by $2,200 million of cash paid for acquisitions, $928 million of capital expenditures, and $403 million of net payments from settlements of derivative contracts, partially offset by $1,157 million of proceeds from the sale of the PPE business.
Net cash used for financing activities was driven by $3,704 million of repurchases of common stock, $2,214 million of cash dividends paid, and $1,555 million of payments of long-term debt, partially offset by $4,035 million of long-term debt proceeds and $2,460 million of net proceeds from commercial paper.
51    Honeywell International Inc.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024
Net cash provided by operating activities increased by $1,388 million, driven by the receipt of the Resideo indemnification and reimbursement agreement termination payment of $1,590 million and increase in Net income of $424 million, partially offset by an unfavorable impact of working capital driven by an increase in accounts receivable of $817 million due to timing of customer cash collections.
Net cash used for investing activities decreased by $5,834 million, driven by a $4,847 million decrease in cash paid for acquisitions and $1,157 million of proceeds from the sale of the PPE business.
Net cash used for financing activities increased by $7,698 million, driven by a $6,372 million decrease in long-term debt proceeds and $2,504 million increase in repurchases common stock, partially offset by a $1,421 million increase in net proceeds from commercial paper.
See Note 15 Commitments and Contingencies for further discussion of the Resideo indemnification and reimbursement agreement termination.
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
In addition to normal operating cash requirements, our principal future cash requirements include funding capital expenditures, share repurchases, dividends, strategic acquisitions, and debt repayments. During the nine months ended September 30, 2025, we repurchased common stock of $3.7 billion. Refer to the section titled Liquidity and Capital Resources of our 2024 Form 10-K for a discussion of our expected capital expenditures, share repurchases, mergers and acquisitions activity, and dividends for 2025.
We continually assess the relative strength of each business in our portfolio as to strategic fit, market position, profit, and cash flow contribution in order to identify target investment and acquisition opportunities in order to upgrade our combined portfolio. We seek to identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. In the second quarter of 2025, we acquired Sundyne for total consideration of $2.2 billion, net of cash acquired, as well as announced our agreement to acquire Johnson Matthey's Catalyst Technologies business segment for £1.8 billion. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability, or growth potential. These businesses are considered for potential divestiture, restructuring, or other repositioning actions, subject to regulatory constraints. On February 6, 2025, we announced our intention to separate the Automation and Aerospace Technologies businesses into independent, U.S. publicly traded companies, which is expected to be completed in the second half of 2026. On May 21, 2025, we completed the sale of our PPE business for $1.2 billion, net of cash transferred. On July 8, 2025, we announced we are evaluating strategic alternatives for our Productivity Solutions and Services and Warehouse and Workflow Solutions businesses within the Industrial Automation reportable business segment. On October 16, 2025, we announced the Board approved the spin-off of the Advanced Materials business into Solstice Advanced Materials, an independent, U.S. publicly traded company, which will be effective on October 30, 2025. See Note 3 Acquisitions and Divestitures, Note 15 Commitments and Contingencies, and Note 19 Subsequent Events of Notes to Consolidated Financial Statements for additional discussion.
We continually seek opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers and transfer of our trade receivables to unaffiliated financial institutions on a true sale basis. The impact of these programs is not material to our overall liquidity.
52    Honeywell International Inc.

BORROWINGS
We leverage a variety of debt instruments to manage our overall borrowing costs. As of September 30, 2025, and December 31, 2024, our total borrowings were $37.0 billion and $31.1 billion, respectively.

	September 30, 2025	December 31, 2024
Fixed rate notes	$25,270	$25,853
Commercial paper	6,873	4,271
Term loans	5,000	1,000
Variable rate notes	22	22
Other	247	392
Fair value of hedging instruments	(83)	(136)
Debt issuance costs	(292)	(303)
Total borrowings	$37,037	$31,099
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
In addition, we have the following loan and revolving credit agreements:
•A $6.0 billion Delayed Draw Term Loan Agreement (the Term Loan Agreement), dated as of May 7, 2025. The Term Loan Agreement is comprised of two tranches: (i) commitments to provide loans in an aggregate principal amount of up to $4.0 billion, which was fully drawn effective May 30, 2025, and (ii) commitments to provide loans in an aggregate amount of up to $2.0 billion, expiring on December 19, 2025. Amounts borrowed under the Term Loan Agreement are required to be paid no later than May 7, 2027, unless the Term Loan Agreement is terminated earlier pursuant to its terms. As of September 30, 2025, there were $4.0 billion of borrowings outstanding on the Term Loan Agreement.
•A $3.0 billion 364-day credit agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated as of March 17, 2025. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 16, 2026, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 16, 2027, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 364-Day Credit Agreement replaced the previously reported $1.5 billion 364-day credit agreement dated as of March 18, 2024, which was terminated in accordance with its terms effective March 17, 2025. As of September 30, 2025, there were no outstanding borrowings under our 364-Day Credit Agreement.
•A $1.0 billion Fixed Rate Term Loan Credit Agreement (the Fixed Rate Term Loan Credit Agreement), dated as of August 12, 2024. Amounts borrowed under the Fixed Rate Term Loan Credit Agreement are required to be repaid no later than August 12, 2027, unless the Fixed Rate Term Loan Credit Agreement is terminated earlier pursuant to its terms. As of September 30, 2025, there were $1.0 billion of borrowings outstanding under the Fixed Rate Term Loan Credit Agreement.
•A $4.0 billion five-year credit agreement (the Five-Year Credit Agreement) with a syndicate of banks, dated as of March 18, 2024. Commitments under the Five-Year Credit Agreement can be increased pursuant to the terms of the Five-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. As of September 30, 2025, there were no outstanding borrowings under our Five-Year Credit Agreement.
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
53    Honeywell International Inc.

CREDIT RATINGS
Our ability to access the global debt capital markets and the related cost of these borrowings is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of September 30, 2025, S&P Global Inc. (S&P), Fitch Ratings Inc. (Fitch), and Moody’s Investor Service (Moody's) have ratings on our debt set forth in the table below:

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2024 Annual Report on Form 10-K. As of September 30, 2025, there has been no material change in this information.
54    Honeywell International Inc.

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
55    Honeywell International Inc.

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
•Aerospace Technologies—Our Aerospace business is impacted by customer buying patterns of aftermarket parts, supplier stability, factory transitions, and global supply chain capacity constraints that may lead to shortages of crucial components. Operating results may be adversely affected by downturns in the global demand for air travel, which may impact new aircraft production or result in the delay or cancellation of new aircraft orders, delays in launch schedules for new aircrafts, the retirement of aircrafts, and reductions in global flying hours, which impacts air transport and regional, business, and general aviation aircraft utilization rates. Operating results may also be adversely affected by any decrease in air travel demand due to regional restrictions or suspension of service for events related to public health, safety, the environment, or regional conflicts. Operating results could also be impacted by changes in overall trends related to end market demand for the product portfolio, as well as new entrants and non-traditional players entering the market. Operating results in our Defense and Space business unit may be affected by the mix of U.S. and foreign government appropriations for defense and space programs and by compliance risks. In addition, delays resulting from the ongoing U.S. federal government shutdown may result in us incurring substantial labor or other costs without reimbursement under our customer contracts, delay or decrease the number of purchase orders issued under our contracts with government agencies, or result in the suspension of work on contracts in progress or in payment delays. Results may also be impacted by the potential introduction of counterfeit parts into our global supply chain.
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
56    Honeywell International Inc.

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
During the three months ended September 30, 2025, Honeywell repurchased 0.5 million shares of its common stock, par value $1 per share. As of September 30, 2025, $1.8 billion remained available under the share repurchase authorization for additional share repurchases. The following table summarizes our purchases of Honeywell's common stock for the three months ended September 30, 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (Dollars in millions)[1]
June 29, 2025 - July 26, 2025	—	—	—	$1,879
July 27, 2025 - August 23, 2025	457,376	$218.64	457,376	$1,779
August 24, 2025 - September 27, 2025	—	—	—	$1,779

1	Excludes excise tax on net share repurchases.
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
ITEM 5. OTHER INFORMATION
EQUITY TRADING ARRANGEMENTS ELECTIONS
Certain executive officers and directors of the Company may execute purchases and sales of the Company's common stock through Rule 10b5-1 and non-Rule 10b5-1 equity trading arrangements. The following table describes an equity trading plan adopted by one of our executive officers during the three months ended September 30, 2025:
57    Honeywell International Inc.

Name and title	Action	Plan type	Date of adoption of Rule 10b5-1 trading plan	Scheduled expiration of Rule 10b5-1 trading plan	Aggregate number of securities to be purchased or sold
Robert D. Mailloux Vice President and Controller	Adoption	Rule 10b5-1	8/26/2025	8/31/2026	20,000 stock options and associated sale of shares to cover option exercise costs and tax obligations.
During the three months ended September 30, 2025, none of our executive officers or directors terminated or modified a "Rule 10b5-1 trading agreement," or adopted, terminated, or modified any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

58    Honeywell International Inc.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated By-laws of Honeywell International Inc., dated July 25, 2025 (incorporated by reference to Exhibit 3(i) to Honeywell's Form 8-K filed July 30, 2025)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
95	Mine Safety Disclosures (filed herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

59    Honeywell International Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: October 23, 2025	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

60    Honeywell International Inc.