Form 10-K
period 2025-12-31
HONEYWELL INTERNATIONAL INC
filed 2026-02-17
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $145.3 billion at June 30, 2025.
There were 635,675,701 shares of Common Stock outstanding at January 23, 2026.
Documents Incorporated by Reference
Part III: Proxy Statement for Annual Meeting of Shareowners to be held May 22, 2026

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

1	Cautionary Statement about Forward-Looking Statements
2	About Honeywell
15	Management’s Discussion and Analysis of Financial Condition and Results of Operations
24	Review of Business Segments
30	Risk Factors
40	Quantitative and Qualitative Disclosures about Market Risks
40	Liquidity and Capital Resources
46	Critical Accounting Estimates
48	Other Matters
49	Information about Our Executive Officers
50	Unresolved Staff Comments
50	Cybersecurity
51	Properties
51	Legal Proceedings
51	Mine Safety Disclosures
52	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
54	Financial Statements and Supplementary Data
121	Report of Independent Registered Public Accounting Firm
123	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
123	Controls and Procedures
123	Management's Report on Internal Control over Financial Reporting
124	Other Information
125	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
125	Directors, Executive Officers, and Corporate Governance
125	Executive Compensation
126	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
127	Certain Relationships and Related Transactions, and Director Independence
127	Principal Accounting Fees and Services
127	Exhibits and Financial Statement Schedules
127	Form 10-K Summary
128	Exhibit Index
132	Signatures
134	Form 10-K Cross-Reference Index

CAUTIONARY STATEMENT ABOUT
FORWARD-LOOKING STATEMENTS
We describe many of the trends and other factors that drive our business and future results in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other parts of this report (including under the section titled Risk Factors). Such discussions contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), including statements related to the proposed separation of Honeywell from Honeywell Aerospace and the planned sale of the Productivity Solutions and Services and Warehouse and Workflow Solutions businesses. Forward-looking statements are those that address activities, events, or developments that we or our management intend, expect, project, believe, or anticipate will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors, many of which are difficult to predict and outside of our control, including Honeywell's current expectations, estimates, and projections regarding the proposed separation of Honeywell from Honeywell Aerospace and the planned sale of the Productivity Solutions and Services and Warehouse and Workflow Solutions businesses. They are not guarantees of future performance, and actual results, developments, and business decisions may differ significantly from those envisaged by our forward-looking statements, including the proposed separation of Honeywell from Honeywell Aerospace and the planned sale of the Productivity Solutions and Services and Warehouse and Workflow Solutions businesses, and the anticipated benefits of each. We do not undertake to update or revise any of our forward-looking statements, except as required by applicable securities law. Our forward-looking statements are also subject to material risks and uncertainties, including ongoing macroeconomic and geopolitical risks, such as changes in or application of trade and tax laws and policies, including the impacts of tariffs and other trade barriers and restrictions, lower GDP growth or recession in the U.S. or globally, supply chain disruptions, capital markets volatility, inflation, and certain regional conflicts, which can affect our performance in both the near- and long-term. In addition, no assurance can be given that any plan, initiative, projection, goal, commitment, expectation, or prospect set forth in this Form 10-K can or will be achieved. These forward-looking statements should be considered in light of the information included in this Form 10-K, including, in particular, the factors discussed within the section titled Risk Factors. Such factors may be revised or supplemented in subsequent reports on Forms 10-Q and 8-K. Any forward-looking plans described herein are not final and may be modified or abandoned at any time.

1    Honeywell International Inc.

ABOUT HONEYWELL
Honeywell International Inc. (Honeywell, we, us, our, or the Company) is an integrated operating company serving a broad range of industries and geographies around the world, with a portfolio that is underpinned by our Honeywell Accelerator operating system and Honeywell Forge platform. Our portfolio of solutions is uniquely positioned to blend physical products with software to serve customers worldwide. On February 6, 2025, we announced our plans to separate Honeywell from Honeywell Aerospace, into two independent U.S. public companies. Our Honeywell business will be a leading global, pure-play automation company, delivering productivity enhancing mission-critical solutions that enable optimized outcomes for customers. Our Honeywell Aerospace business will be a leading global tier-1 aerospace and defense supplier of mission critical systems and technologies that enable the production, maintenance, and safe operation of aerospace and defense platforms. Each of our businesses help organizations solve the world's toughest, most complex challenges, providing actionable solutions and innovations for aerospace, building automation, industrial automation, process automation, and process technology, that help make the world smarter and safer, as well as more secure and sustainable. The Honeywell brand dates back to 1906, and the Company was incorporated in Delaware in 1985.
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
In addition, in this Form 10-K, the Company incorporates by reference certain information from its definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the Proxy Statement), which we expect to file with the SEC not later than 120 days after December 31, 2025, and which will also be available free of charge on our website.
2    Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
EXECUTIVE SUMMARY
Leveraging our Honeywell Accelerator operating model, we continued our portfolio transformation, demonstrating growth and operational performance while remaining focused on creating long-term shareowner value. In 2025, we delivered sales growth of 8% to $37.4 billion, with increases in three of our four reportable business segments, led by double-digit growth in our Aerospace Technologies business segment for its third consecutive year. We are unlocking growth by driving differentiated customer outcomes and enhanced, recurring revenue streams through the monetization of our vast installed base.
Portfolio optimization and capital deployment remain a central focus for Honeywell, as evidenced by the separation and segment realignment announcements that we made during 2025. On October 30, 2025, we completed the spin-off of our Advanced Materials (AM) business into an independent, publicly traded company named Solstice Advanced Materials, Inc. (Solstice). The Advanced Materials business was previously included within the Energy and Sustainability Solutions reportable segment. In connection with the spin-off, the AM business is reported in our consolidated financial statements as discontinued operations in all periods presented. See Note 2 Acquisitions, Divestitures, and Discontinued Operations of Notes to Consolidated Financial Statements for further information.
We also deployed $2.2 billion of capital to acquire Sundyne in June 2025 and announced an agreement to acquire Johnson Matthey's Catalyst Technologies business segment for £1.8 billion. We completed the divestiture of our personal protection equipment (PPE) business in May 2025 and announced our intent to pursue the separation of Honeywell from Honeywell Aerospace, into independent, U.S. publicly traded companies, which is expected to be completed in the third quarter of 2026. After the separation, Honeywell Aerospace is expected to be one of the largest publicly-traded aerospace suppliers globally, well-positioned as a premier technology and systems provider for all forms of aircraft. Similarly, Honeywell will be a leading, pure-play automation company with a vast installed base and comprehensive portfolio of technologies, solutions, and software enabling us to solve the world’s most complex problems and power the digital transformation, globally. Refer to the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.
During the year, we deployed $10.0 billion to capital expenditures, dividends, share repurchases, and mergers and acquisitions. We opportunistically repurchased shares to maintain our commitment to reduce share count by at least 1% per year and increased our dividend for the sixteenth time in the last fifteen years.
As we look forward, we intend to continue deploying capital to high-return opportunities. We have a $37.5 billion backlog as of December 31, 2025, that provides a strong foundation for future growth and sustained capital deployment to accelerate growth.

YEAR IN REVIEW

Sales up 8%	Robust backlog of	Operating cash flows from continuing operations of

$37.4 BILLION	$37.5 BILLION	$6.1 BILLION
as we remain focused on leveraging and evolving our Honeywell Accelerator operating model to deliver growth	as of year-end, demonstrating continued strong demand in our end markets and positioning us well to convert for future growth	as we remain focused on increasing operating cash flows through revenue growth, margin expansion, and improved working capital turnover

3    Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
BUSINESS OBJECTIVES
Our businesses focus on the following objectives:
4    Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
MAJOR BUSINESSES
In 2025, we globally managed our business operations through four reportable business segments: Aerospace Technologies, Industrial Automation, Building Automation, and Energy and Sustainability Solutions. The remainder of Honeywell's operations is presented in Corporate and All Other, which is not a reportable business segment. Effective October 30, 2025, Honeywell completed the spin-off of its AM business into an independent, publicly traded company, Solstice Advanced Materials. The AM business had historically been part of the Energy and Sustainability Systems reportable segment. In connection with the spin-off, the AM business is reported in our consolidated financial statements as discontinued operations in all periods presented. In October 2025, the Company announced a planned realignment, expected to be effective in the first quarter of 2026, of its business units comprising its Industrial Automation and Energy and Sustainability Solutions reportable business segments to form a new reportable business segment, Process Automation and Technology, and result in a new composition of its Industrial Automation reportable business segment. Following the realignment, our reportable business segments will be Aerospace Technologies, Building Automation, Process Automation and Technology, and Industrial Automation. Financial information related to our reportable business segments is included in Note 22 Segment Financial Data of Notes to Consolidated Financial Statements.

AEROSPACE TECHNOLOGIES
Aerospace Technologies[1] is a leading global supplier of products, software, and services for aircrafts that it sells to original equipment manufacturers (OEM) and other customers in a variety of end markets including commercial air transport, business aviation, airlines, aircraft operators, defense and space primes, and the U.S. government. Aerospace Technologies products and services include auxiliary power units, propulsion engines, environmental control systems, integrated avionics, connectivity services, electric power systems, engine controls, flight safety, communications, navigation hardware, data and software applications, radar and surveillance systems, aircraft lighting, management and technical services, advanced systems and instruments, satellite and space components, aircraft wheels and brakes, and thermal systems. Aerospace Technologies also provides spare parts, repair, overhaul, and maintenance services (principally to aircraft operators), and sells licenses or intellectual property to other parties. Our Honeywell Forge solutions enable our customers to turn data into predictive maintenance and predictive analytics to enable better fleet management and make flight operations more efficient.

1
On February 6, 2025, the Company announced its intention to separate Honeywell from Honeywell Aerospace, into independent, U.S. publicly traded companies, which is expected to be completed in the third quarter of 2026.

2025 Full-year revenue of $17,510 million
2025 Full-year revenue by business unit

$2,513 million	$7,777 million	$7,220 million
Commercial Aviation Original Equipment	Commercial Aviation Aftermarket	Defense and Space
5    Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL

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

2025 Full-year revenue of $9,401 million
2025 Full-year revenue by business unit

$1,171 million	$1,132 million	$6,165 million	$933 million
Sensing and Safety Technologies[1]	Productivity Solutions and Services[2]	Process Solutions	Warehouse and Workflow Solutions[2]

1	On May 21, 2025, the Company completed the sale of its personal protective equipment (PPE) business which was included in the Sensing and Safety Technologies business unit.
2	On July 8, 2025, the Company announced it is evaluating strategic alternatives for its Productivity Solutions and Services and Warehouse and Workflow Solutions businesses, which are classified as held for sale as of December 31, 2025.

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

2025 Full-year revenue of $7,367 million
2025 Full-year revenue by business unit

$4,480 million	$2,887 million
Products	Building Solutions
6    Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL

ENERGY AND SUSTAINABILITY SOLUTIONS
Energy and Sustainability Solutions (ESS) is enabling energy security for customers globally through a century of domain expertise and innovation to provide efficient and responsible energy expansion through digitally optimized operations. The business segment is comprised of five end-market focused verticals: Refining, Petrochemicals, Low Carbon Energy, Gas & LNG, and Industrial Solutions. The reportable business segment is comprised of the UOP business unit. The UOP business delivers licensed process technology, equipment, engineering, catalysts, adsorbents, and services through end-to-end solutions to its customers enabled by the convergence of its domain expertise and vast installed base, combined with the Honeywell Forge platform. Forge provides connectivity, data integration, and software solutions powered by deep expertise across ESS which serve customer asset productivity and efficiency needs.

2025 Full-year revenue of $3,134 million
2025 Full-year revenue by business unit

$3,134 million
UOP
COMPETITION
We are subject to competition in substantially all product and service areas. Some of our key competitors include but are not limited to:

AEROSPACE TECHNOLOGIES		BUILDING AUTOMATION
•Garmin •L3 Harris •Rolls Royce	•RTX Corporation •Safran •Thales	•Johnson Controls •Schneider Electric	•Siemens

ENERGY AND SUSTAINABILITY SOLUTIONS		INDUSTRIAL AUTOMATION
•Clariant •Flowserve	•Topsoe	•Dematic •Emerson Electric •Itron •MSA Safety Incorporated	•Rockwell Automation •TE Connectivity •Zebra Technologies
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
BACKLOG
Our backlog represents the estimated remaining value of work to be performed or products to be shipped under firm contracts. Backlog is equal to our remaining performance obligations under the contracts that meet the guidance on revenue from contracts with customers as discussed in Note 3 Revenue Recognition and Contracts with Customers of Notes to Consolidated Financial Statements. Backlog was $37,475 million and $32,596 million as of December 31, 2025, and 2024, respectively. We expect to recognize approximately 57% of our remaining performance obligations as revenue in 2026, and the remaining balance thereafter. Our backlog by reportable business segment is as follows:
7    Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL

December 31, 2025
Aerospace Technologies	$18,386
Industrial Automation	5,330
Building Automation	9,062
Energy and Sustainability Solutions	4,615
Corporate and All Other[1]	82
Total backlog	$37,475

1	The backlog within Corporate and All Other relates to the Quantinuum business.
U.S. GOVERNMENT SALES
The Company, principally through our Aerospace Technologies reportable business segment, sells to the U.S. government acting through its various departments and agencies and through prime contractors, including the U.S. Department of Defense (as both a prime contractor and subcontractor). We do not expect our overall operating results to be significantly affected by any proposed changes in 2026 federal defense spending due to the varied mix of the government programs which impact us (OEM production, engineering development programs, aftermarket spares and repairs, and overhaul programs), as well as our diversified customer base with commercial dual-use technologies.

U.S. government sales ($ in millions)	Years Ended December 31,
	2025	2024	2023
Sales to the U.S. Department of Defense	$4,209	$3,773	$2,892
Sales to other U.S. government departments and agencies	543	493	466
Total sales to the U.S. government	$4,752	$4,266	$3,358
INTERNATIONAL OPERATIONS
We engage in manufacturing, sales, service, and research and development globally. U.S. exports and non-U.S. manufactured products are significant to our operations. U.S. exports represented 21% of our total sales in 2025, 14% in 2024, and 13% in 2023. Non-U.S. manufactured products and services, mainly in Europe and Asia, were 42% of our total sales in 2025, 44% in 2024, and 42% in 2023.

Manufactured products and systems and performance of services	Year Ended December 31, 2025
	Aerospace Technologies	Industrial Automation	Building Automation	Energy and Sustainability Solutions
	(% of Segment Sales)
U.S. exports	33%	5%	2%	50%
Non-U.S. manufactured products/services	27%	56%	56%	50%
Information related to risks associated with our foreign operations is included in the section titled Risk Factors under the caption “Macroeconomic and Industry Risks.”
8    Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
RAW MATERIALS
The vast majority of principal raw materials used in our operations remain available, though supply conditions continue to evolve amid shifting trade policies and geopolitical dynamics. We maintain robust mitigation strategies to reduce the impact of disruptions, including supply chain simplification, continued alignment to local supply sources, digital solutions for identifying and managing shortages, pricing actions and dual source strategies, longer term planning for constrained materials, supply tracking tools, direct engagement with key suppliers and new supplier development. We partner with suppliers facing manufacturing challenges to develop strategies to overcome constraints as they arise. Our relationships with primary and secondary suppliers, combined with ongoing efforts to diversify sourcing networks, allow us to reliably source key components and raw materials. Where the availability of key components or raw materials may be constrained, we work with our engineering and design teams as well as our supply partners to choose commercially available alternatives without compromising function or quality of the product. New products continue to undergo product quality controls and engineering qualification prior to official product release. These mitigation strategies enable us to reduce supply risk, accelerate innovation, and expand market penetration without impacting product quality or reliability.
Prices of certain key raw materials are expected to fluctuate. Base metal prices have moderated and in some cases are anticipated to be inflationary. We offset potential raw material cost increases with formula-driven or long-term supply agreements, price adjustments, and hedging activities, where feasible. We actively monitor trade policy developments and adjust sourcing strategies accordingly. We believe our mitigation strategies, including supplier diversification, position us well to reduce the impact these factors may have on our businesses. As such, we do not presently anticipate that a shortage of raw materials will cause any material adverse impacts during 2026.
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
9    Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
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
We commit resources each year to projects that support these objectives:
•Energy Efficiency Improvements. We continue to implement sustainability projects at our facilities, including energy management and control systems, LED lighting, HVAC automation and controls, variable frequency drives, occupancy sensors, metering, and renewable energy. We require our largest sites to identify their significant energy use in line with ISO 50001, obtain an energy audit on an established cycle, train personnel on energy management, and track identified projects via our standard database. This ensures a robust pipeline of both low-cost and capital projects that can be considered for execution.
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
•Wastewater Management. We require our locations and functions to manage water use and wastewater and effluent generation in accordance with our HSEPS Management System. In addition to meeting all legal and regulatory requirements, the HSEPS Management System requires Honeywell manufacturing locations to complete actions such as maintain an inventory of its uses, discharges, and consumption of water, develop location-specific operation controls to manage wastewater and effluents, and provide training for employees and contractors who perform critical activities related to wastewater.
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
•Reducing Greenhouse Gas Emissions. We uphold our commitment to be carbon neutral by 2035 in our facilities and operations1. Our GHG reduction program initially began in 2004, setting us well on our way to achieving this commitment. In 2022, we pledged to reduce U.S. Scope 1 and 2 GHG emissions by 50% from a 2018 baseline. In addition, in 2023, our near-term science-based target, which includes Scope 3 emissions, was approved by the Science Based Target initiative (SBTi).

1	Scope 1 and Scope 2.

10    Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
SUSTAINABILITY-ORIENTED SOLUTIONS
We strive to lead the marketplace in sustainable technology development and help our customers meet their sustainability goals. We are innovating to improve our operations as we progress toward carbon neutrality1. These innovations contribute to improvements in health, safety, security, environmental impact, and resiliency to help our customers with their most complex challenges in these areas. The graphic below demonstrates our multitude of sustainability-oriented solutions. Additional information regarding our sustainability initiatives and strategy is included in our 2025 Impact Report, which can be found on our website (honeywell.com); this report is not incorporated into this Form 10-K by reference and should not be considered part of this Form 10-K.

HONEYWELL SUSTAINABILITY-ORIENTED SOLUTIONS
MEASUREMENT AND REPORTING
Real-Time Measurement
High Global Warming Potential (GWP) Emissions Monitoring and Remediation
ENERGY EFFICIENCY
Smart Metering
Energy Performance Contract
Flight Efficiency[2]
Energy Optimization
Flight Management System[2]
ELECTRIFICATION
Energy Storage System and Controls
Electric Vehicles Sensors
Electrification in Aerospace[2]
GHG REDUCTION
Carbon Capture and Storage
Hydrogen
Renewable Fuels
LNG
HEALTH, SAFETY & SECURITY
Enterprise Command and Control
Warehouse Automation[2]
Healthy Building Solutions
CIRCULARITY
Plastics Recycling
Asset Life Extension
Bio-Sourced Materials and Bio-Derived Plastics

1	Methodology for identifying sustainability-oriented offerings is available at investor.honeywell.com (see “ESG/ESG Information/Identification of Sustainability-Oriented Offerings”).
2	Includes product lines associated with Aerospace Technologies, which is expected to become a standalone public company in the third quarter of 2026, and the Productivity Solutions and Services and Warehouse and Workflow Solutions businesses, which are classified as held for sale as of December 31, 2025.

11    Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
HUMAN CAPITAL MANAGEMENT
We believe investment in human capital management enables better decision-making, helps us build competitive advantage, and propels us toward sustained growth, innovation, and long-term success. Human capital management is the key driver of our high-performance growth culture, which enables our workforce to respond to the fast-changing needs of our customers.

As of December 31, 2025, we employed approximately 101,000 EMPLOYEES[1]	across 79 COUNTRIES	~36,000[1] of whom are in the United States.

1
Excludes Sandia National Laboratories (Sandia) and Kansas City National Security Campus (KCNSC) work forces of approximately 19,000 employees. Sandia and KCNSC are U.S. Department of Energy facilities. Honeywell manages these facilities as a contract operator and does not establish or control their human resource policies.

OUR CULTURE
Honeywell has built a reputation of “doing what we say.” At the center of that commitment to excellence is a high-performance culture rooted in our Foundational Principles and driven by the Six Honeywell Behaviors. The Six Behaviors reflect the bold, entrepreneurial spirit we seek to foster while emphasizing our goal to operate with speed and precision. At their foundation is a commitment to Safety Always, Integrity and Ethics, Inclusion and Global Mindset, and Workplace Respect, fundamental values that underlie everything we do.
12    Honeywell International Inc.

TABLE OF CONTENTS	ABOUT HONEYWELL
Our Code of Business Conduct establishes the baseline requirements of our integrity and compliance program and promotes an environment where everyone is treated ethically and with respect. It outlines our pledge to recognize the dignity of each individual, respect each employee, provide compensation and benefits that are competitive, promote self-development and well-being through training, and value diverse perspectives and ideas. All employees must complete Code of Business Conduct training and, where permitted by law, must also certify each year that they will comply with the Code.
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
EMPLOYEE WELL-BEING
Our well-being focus addresses physical, mental, financial, individual, and community needs, providing benefits and resources to help employees and their families be their best, both personally and professionally. Resources for leaders include a Well-being Guide to help promote team well-being, educational materials in leadership programs, and discussion aids to encourage community and continuous learning. We facilitated several campaigns to promote well-being and help provide visibility to resources and available benefits across a range of topics from health and wellness programs to caring for your family and taking care of finances. We promoted mental health globally during Mental Health Awareness month, during which we offered a variety of benefits and resources, hosted live webinars, and introduced a new global forum for managers on how to support employee well-being. During Global Inclusion Month we hosted weekly well-being sessions facilitated by strategic partners highlighting resources available to Honeywell employees. We offer Employee Assistance Programs or therapy sessions to all employees and family members globally, comprehensive mental health benefits to those enrolled in the U.S. medical plan, virtual mental health options and navigation tools to improve access and speed of care, and preventive/mental health resilience programs.
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

We expect our people managers to model behaviors that promote a culture that is open and inclusive for all employees. We help managers develop this skill as they do any other leadership skill through training programs, interactive learning, and real-time events, including the hiring and talent review processes. Our broad portfolio of leadership development programs provide training in core management skills to leaders across the organization. We deploy unconscious bias and inclusive leadership training to our global workforce to educate and influence behavior. Effective and impactful leadership is central to delivering business results, creating transformational products and services, and engaging and retaining our best talent. Across all management levels, Honeywell’s leadership programs continue evolving with market dynamics and business priorities.
INCLUSION AND GLOBAL MINDSET
As a global enterprise serving customers across a wide range of backgrounds, geographies, and end markets, Inclusion and Global Mindset is a foundational principle that supports and strengthens our long-term strategy. We are committed to fostering an inclusive environment where all employees feel valued, respected, and empowered to innovate to solve the world's most challenging problems.
Through our global programs and inclusive culture, we recruit, develop, retain, and promote top talent around the world. We continue to build partnerships and develop resources—including our nine employee networks—to support our employees globally. Each network is open to all employees, participation is voluntary, and together they help promote collaboration, engagement, wellness, and belonging at Honeywell fully.
Our commitment to Inclusion and Global Mindset starts at the top with a Board of Directors (the Board) and executive management team that represent a broad spectrum of backgrounds and experiences. We believe that the complementary perspectives of Honeywell's Board and executive leadership supports our evolving business strategy and reflects Honeywell’s ongoing commitment to the merit-based hiring, development, and retention of top talent.
14    Honeywell International Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions, except per share amounts)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell, we, us, our, or the Company) for the three years ended December 31, 2025. All references to Notes relate to Notes to Consolidated Financial Statements in the section titled Financial Statements and Supplementary Data.
BUSINESS UPDATE
MACROECONOMIC CONDITIONS
We continue to monitor macroeconomic and geopolitical developments that continue to be characterized by elevated trade tensions, economic policy uncertainty, and evolving inflationary pressures. While continued global growth proved more resilient than widely anticipated, new tariffs imposed in 2025 and 2026 to date, along with ongoing rollbacks and negotiations, are driving volatility in global markets. Global conflicts, tariffs, labor disruptions, and new regulations continue to generate volatility in global markets and contribute to supply chain vulnerabilities and pricing fluctuations. We remain proactive in our collaboration with suppliers to minimize shortages and mitigate supply chain and price volatility.
Mitigation strategies remain crucial to meet customer demand in this evolving environment. Our mitigation strategies include supply chain simplification, continued alignment to local supply sources, digital solutions for identifying and managing shortages, pricing actions and dual source strategies, longer term planning for constrained materials, supply tracking tools, direct engagement with key suppliers, and new supplier development. Strong relationships with strategic primary and secondary suppliers allow us to collaborate to reliably source key components and raw materials, develop new products, commit our resources to assist certain suppliers, and at times, alter designs of existing products. We believe these mitigation strategies enable us to reduce supply risk, foster new product innovation, and expand our market presence. Additionally, due to the stringent quality controls and product qualification we perform on any new or enhanced product, these mitigation strategies have not impacted, and we do not expect them to impact, product quality or reliability.
To date, our strategies helped minimize our exposure to these conditions. However, if we are not successful in sustaining or executing these strategies, these macroeconomic conditions could have a material adverse effect on our consolidated results of operations, cash flows, or financial condition.
See the section titled Risk Factors for a discussion of risks associated with the potential adverse effects of inflationary cost pressures, supply chain disruptions, tariffs and other trade restrictions and barriers, and labor shortages to our businesses.
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
On February 6, 2025, we announced our intention to pursue a separation of Honeywell from Honeywell Aerospace, into independent, U.S. publicly traded companies, which is intended to be completed in the third quarter of 2026. The planned separation is intended to be a tax-free separation to Honeywell shareowners for U.S. federal income tax purposes. The separation will be subject to the satisfaction of a number of customary conditions, including, among others, the filing and effectiveness of applicable filings (including a Form 10 registration statement that includes required financial statements) with the SEC, assurance that the separation of the businesses will be tax-free to Honeywell’s shareowners, receipt of applicable regulatory approvals, and final approval by Honeywell’s Board of Directors. The proposed separation is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions.
15    Honeywell International Inc.

TABLE OF CONTENTS	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On July 8, 2025, we announced we are evaluating strategic alternatives for our Productivity Solutions and Services and Warehouse and Workflow Solutions businesses within the Industrial Automation reportable segment to further simplify Honeywell's portfolio and accelerate shareowner value creation ahead of the planned separation of Honeywell from Honeywell Aerospace. As of December 31, 2025, the assets and liabilities of these businesses are classified as held for sale.
On July 30, 2025, we entered into a termination agreement for the accelerated monetization of the indemnification and reimbursement agreement we had with Resideo Technologies, Inc. (Resideo), pursuant to which Resideo’s subsidiary had an ongoing obligation to make cash payments to Honeywell in amounts equal to 90% of Honeywell’s annual net spending for environmental matters at certain sites as defined in the agreement. Upon closing of the transactions contemplated pursuant to the termination agreement, we received a one-time cash payment of $1.6 billion in lieu of all future payments to which the Company was entitled pursuant to the indemnification and reimbursement agreement.
On September 29, 2025, we permanently divested our legacy Bendix asbestos liabilities and certain non-Bendix asbestos liabilities. We recorded a pre-tax loss of $148 million in 2025 related to the divested asbestos liabilities. Under the terms of the divestiture agreement, we contributed $1.4 billion in cash and derecognized $1.5 billion in asbestos liabilities and $0.1 billion of related insurance assets to a third party entity.
On October 30, 2025, the Company completed the spin-off of its Advanced Materials business into an independent, publicly traded company named Solstice Advanced Materials, Inc. (Solstice). Honeywell shareowners of record as of the close of business on October 17, 2025 received one share of Solstice common stock for every four shares of Honeywell common stock. Results of operations, financial position, and cash flows for the Advanced Materials business are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis. Discussions throughout this MD&A are based on continuing operations unless otherwise noted.
SEGMENT REALIGNMENT
In October 2025, we announced a planned realignment, expected to be effective in the first quarter of 2026, of our business units comprising our Industrial Automation and Energy and Sustainability Solutions reportable business segments. This realignment will form a new reportable business segment, Process Automation and Technology, and result in a new composition of our Industrial Automation reportable business segment. Process Automation and Technology will be comprised of UOP, which is currently in Energy and Sustainability Solutions, and the core portion of the Process Solutions business, which is currently in Industrial Automation. The new composition of Industrial Automation will continue to include the smart energy, thermal solutions, and process measurement and control businesses, currently included in the Process Solutions business, as well as the Sensing and Safety Technologies, Warehouse and Workflow Solutions, and Productivity Solutions and Services businesses. Following the realignment, our reportable business segments will be Aerospace Technologies, Building Automation, Process Automation and Technology, and Industrial Automation. In addition to the realignment, also beginning in 2026, the Company will report its disaggregation of revenue within its Building Automation, Process Automation and Technology, and Industrial Automation segments based on the business models of Products, Projects, Solutions, and Aftermarket. The realignment will not impact our historical consolidated financial position, results of operations, or cash flows. We expect to report our financial performance based on this realignment effective with the first quarter of 2026.
16    Honeywell International Inc.

TABLE OF CONTENTS	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Consolidated Financial Results
Net Sales by Segment
17    Honeywell International Inc.

TABLE OF CONTENTS	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Profit by Segment
CONSOLIDATED OPERATING RESULTS
Net Sales

$40,000
$30,000
$20,000
$10,000
$0
$37,442
$34,717
$33,009
2025
2024
2023

The change in Net sales was attributable to the following:

	2025 Versus 2024	2024 Versus 2023
Volume	3%	1%
Price	4%	2%
Foreign currency translation	—%	(1)%
Acquisitions	4%	3%
Divestitures	(2%)	— %
Other[1]	(1%)	— %
Total % change in Net sales	8%	5%

1	Includes litigation matters considered to be unusual and not indicative of the Company's ongoing performance.
A discussion of Net sales by reportable business segment can be found in the Review of Business Segments section of this Management's Discussion and Analysis.
18    Honeywell International Inc.

TABLE OF CONTENTS	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2025 compared with 2024
Net sales increased due to the following:
•Increased pricing and price adjustments to offset inflation,
•Incremental sales from recent acquisitions, and
•Higher sales volumes,
•Partially offset by lower sales from the divestiture of the PPE business, and
•The sales impact of the settlement of the Flexjet-related litigation matters. Refer to Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for further information regarding the Flexjet-related litigation matters.
2024 compared with 2023
Net sales increased due to the following:
•Incremental sales from recent acquisitions,
•Increased pricing and price adjustments to offset inflation, and
•Higher sales volumes,
•Partially offset by unfavorable impact of foreign currency translation, driven by the strengthening of the U.S. dollar against the Turkish lira, Chinese renminbi, and Canadian dollar, offset by the weakening of the U.S. dollar against the British pound.
Cost of Products and Services Sold

$25,000
$20,000
$15,000
$10,000
$5,000
$0
$23,613
$21,360
$20,637
2025
2024
2023

2025 compared with 2024
Cost of products and services sold increased due to the following:
•Incremental costs from recent acquisitions of approximately $0.9 billion or 4%,
•Higher direct and indirect material costs and higher labor costs of approximately $0.7 billion or 3%, and
•Higher sales volumes of approximately $0.6 billion or 3%.
2024 compared with 2023
Cost of products and services sold increased due to the following:
•Higher direct and indirect material costs and higher labor costs of approximately $0.8 billion or 4%, and
•Incremental costs from recent acquisitions of approximately $0.5 billion or 2%,
•Partially offset by higher productivity of approximately $0.3 billion or 1%.
19    Honeywell International Inc.

TABLE OF CONTENTS	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gross Margin
2025 compared with 2024
Gross margin increased by approximately $0.5 billion and gross margin as a percentage of Net sales decreased 160 basis points to 36.9% compared to 38.5% for the same period of 2024.
2024 compared with 2023
Gross margin increased by approximately $1.0 billion and gross margin as a percentage of Net sales increased 100 basis points to 38.5% compared to 37.5% for the same period of 2023.
Research and Development Expenses
2025 compared with 2024
Research and development expenses increased as a percentage of net sales primarily due to increased investment in new product development in our Aerospace Technologies business.
2024 compared with 2023
Research and development expenses slightly increased but were flat as a percentage of Net sales.
20    Honeywell International Inc.

TABLE OF CONTENTS	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
A summary of our research and development costs for the years ended December 31, 2025, 2024, and 2023, is as follows:

	2025	2024	2023
Company funded research and development expenses	$1,812	$1,454	$1,375
Customer-sponsored research and development[1]	1,074	1,105	1,145
Total research and development costs	$2,886	$2,559	$2,520

1	Includes expenditures on customer programs with significant engineering performance obligations and deferred customer funded nonrecurring engineering and development activities included in Cost of products and services sold in the Consolidated Statement of Operations.
Selling, General and Administrative Expenses

$6,000
$4,500
$3,000
$1,500
$0
$5,450
$5,235
$4,887
14.6%
15.1%
14.8%
2025
2024
2023
Selling, general and administrative expenses
Selling, general and administrative expenses as a percentage of Net sales

2025 compared with 2024
Selling, general and administrative expenses increased due to the following:
•Incremental costs from acquisitions of approximately $0.2 billion or 4%, and
•Higher labor costs of approximately $0.1 billion or 2%,
•Partially offset by higher productivity of approximately $0.1 billion or 2%.
2024 compared with 2023
Selling, general and administrative expenses increased due to the following:
•Higher labor costs of approximately $0.2 billion or 4%, and
•Incremental costs from acquisitions of approximately $0.2 billion or 4%,
•Partially offset by higher productivity of approximately $0.1 billion or 2%.

Impairment of Goodwill

	2025	2024	2023
Impairment of goodwill	$724	$—	$—
2025 compared with 2024
Impairment of goodwill increased due to an impairment charge related to the classification of the Productivity Solutions and Services and Warehouse and Workflow Solutions businesses as held for sale during the year ended December 31, 2025.
21    Honeywell International Inc.

TABLE OF CONTENTS	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Impairment of Assets Held for Sale

	2025	2024	2023
Impairment of assets held for sale	$270	$219	$—
2025 compared with 2024
Impairment of assets held for sale increased due to the classification of the Productivity Solutions and Services and Warehouse and Workflow Solutions business as held for sale during the year ended December 31, 2025.
2024 compared with 2023
Impairment of assets held for sale increased due to the classification of our personal protective equipment business as held for sale during the year ended December 31, 2024.
Other (Income) Expense

	2025	2024	2023
Other (income) expense	$(1,247)	$(843)	$(830)
2025 compared with 2024
Other income increased due to the following:
•Gain recognized on Resideo termination agreement of approximately $0.8 billion,
•Partially offset by higher divestiture-related costs of approximately $0.4 billion.
2024 compared with 2023
Other income was largely flat.
Interest and Other Financial Charges

	2025	2024	2023
Interest and other financial charges	$1,344	$1,048	$749
2025 compared with 2024
Interest and other financial charges increased due primarily to issuances of long-term debt in August 2024.
2024 compared with 2023
Interest and other financial charges increased due to issuances of long-term debt during the year ended December 31, 2024.
Tax Expense

$1,500
$1,000
$500
$0
$1,008
$1,249
$1,262
18.4%
20.0%
20.4%
2025
2024
2023
Tax Expense
Effective Tax Rate

22    Honeywell International Inc.

TABLE OF CONTENTS	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2025 compared with U.S. Statutory Rate
The effective tax rate for 2025 was lower than the U.S. federal statutory rate of 21% as a result of the following:
•Tax credits, representing a 400 basis-point decrease, and
•Nontaxable return of basis on the Resideo termination agreement, representing a 310 basis-point decrease,
•Partially offset by nondeductible impairment charges representing a 300 basis-point increase, and
•Changes in accruals on global tax matters, representing a 210 basis-point increase.
2024 compared with U.S. Statutory Rate
The effective tax rate for 2024 was lower than the U.S. federal statutory rate of 21% as a result of the following:
•Tax credits, representing a 220 basis-point decrease, and
•Tax benefits on non-U.S. earnings, representing a 170 basis-point decrease,
•Partially offset by state, local and global minimum taxes, representing a 160 basis-point increase, and
•Changes in accruals on global tax matters, representing a 160 basis-point increase.
See Note 5 Income Taxes of Notes to Consolidated Financial Statements for further discussion of changes in the effective tax rate.
Net Income from Continuing Operations

$8,000
$6,000
$4,000
$2,000
$0
$4,468
$4,995
$4,929
$6.94
$7.58
$7.36
2025
2024
2023
Net income from continuing operations
EPS from continuing operations - assuming dilution

2025 compared with 2024
Earnings per share of common stock from continuing operations–assuming dilution was flat due to the following:
•Impairment of goodwill ($1.10 after tax),
•Higher divestiture-related costs ($0.54 after tax),
•Higher interest and other financial charges ($0.36 after tax), and
•Increase to estimated future environmental liabilities ($0.25 after tax),
•Partially offset by the gain recognized on Resideo termination agreement ($1.22 after tax), and
•Higher segment profit ($0.56 after tax).
2024 compared with 2023
Earnings per share of common stock from continuing operations–assuming dilution increased due to the following:
•Lower repositioning and other charges ($0.72 after tax), and
•Lower share count ($0.15 after tax),
•Partially offset by higher interest expense ($0.36 after tax), and
•Impairment charges on assets held for sale ($0.33 after tax).
23    Honeywell International Inc.

REVIEW OF BUSINESS SEGMENTS
We globally manage our business operations through four reportable business segments: Aerospace Technologies, Industrial Automation, Building Automation, and Energy and Sustainability Solutions.
AEROSPACE TECHNOLOGIES
Net Sales

	2025	2024	Change 2025 vs. 2024	2023	Change 2024 vs. 2023
Net sales	$17,510	$15,458	13%	$13,624	13%
Cost of products and services sold	11,282	9,781		8,362
Selling, general and administrative and other expenses	1,944	1,689		1,502
Segment profit	$4,284	$3,988	7%	$3,760	6%

Factors Contributing to Year-Over-Year Change	2025 vs. 2024		2024 vs. 2023
	Net Sales	Segment Profit	Net Sales	Segment Profit
Reported percent change	13%	7%	13%	6%
Less: Impact of divestitures to the prior period	—%	—%	—%	—%
Reported percent change, adjusted for impact of divestitures	13%	7%	13%	6%
Less: Foreign currency translation	—%	—%	—%	—%
Less: Acquisitions	3%	—%	2%	1%
Less: Other[2]	(2)%	(9)%	—%	—%
Organic percent change[1]	12%	16%	11%	5%

1
Organic sales % change, presented for all of our reportable business segments, is defined as the change in Net sales, adjusted for the impact of divestitures to the prior period, and excluding the impact on sales from foreign currency translation, acquisitions for the first 12 months following the transaction date, and certain other items that are unusual or non-recurring in nature. We believe this non-GAAP measure is useful to investors and management in understanding the ongoing operations and analysis of ongoing operating trends.

2	Includes Flexjet-related litigation matters, which are considered to be unusual and not indicative of the Company's ongoing performance.
24    Honeywell International Inc.

TABLE OF CONTENTS	REVIEW OF BUSINESS SEGMENTS
2025 compared with 2024
Sales increased $2,052 million due to higher organic sales of $639 million in Defense and Space and higher organic sales of $636 million in Commercial Aviation Aftermarket, both driven by higher sales volume due to increased demand and shipments. Additionally, the acquisitions of CAES and Civitanavi Systems contributed $485 million of inorganic sales in 2025. Beginning September 2025, the results of CAES and Civitanavi Systems are considered organic.
During the fourth quarter of 2025, our Commercial Aviation Aftermarket business recorded charges for the settlement negotiations with Flexjet and the other parties to related litigation matters. Based on negotiations as of December 31, 2025, Aerospace Technologies' sales and segment profit for 2025 decreased by approximately $310 million and $370 million, respectively. Refer to Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for further information regarding the Flexjet-related litigation matters.
During the fourth quarter of 2024, our Commercial Aviation Original Equipment business entered into a strategic agreement with Bombardier (the Bombardier Agreement) to provide advanced technology for current and future Bombardier aircraft in avionics, propulsion, and satellite communications technologies. Aerospace Technologies' sales and segment profit for 2024 decreased by approximately $370 million due to the Bombardier Agreement.
Segment profit increased $296 million and segment margin decreased 130 basis points to 24.5% compared to 25.8% for the same period of 2024.
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
Additionally, Aerospace Technologies' sales and segment profit for 2024 decreased by approximately $370 million due to the Bombardier Agreement.
Segment profit increased $228 million and segment margin percentage decreased 180 basis points to 25.8% compared to 27.6% for the same period of 2023.
INDUSTRIAL AUTOMATION
Net Sales
25    Honeywell International Inc.

TABLE OF CONTENTS	REVIEW OF BUSINESS SEGMENTS

	2025	2024	Change 2025 vs. 2024	2023	Change 2024 vs. 2023
Net sales	$9,401	$10,051	(6)%	$10,756	(7)%
Cost of products and services sold	5,492	5,880		6,379
Selling, general and administrative and other expenses	2,166	2,209		2,168
Segment profit	$1,743	$1,962	(11)%	$2,209	(11)%

Factors Contributing to Year-Over-Year Change	2025 vs. 2024		2024 vs. 2023
	Net Sales	Segment Profit	Net Sales	Segment Profit
Reported percent change	(6)%	(11)%	(7)%	(11)%
Less: Impact of divestitures to the prior period	(6)%	(5)%	—%	—%
Reported percent change, adjusted for impact of divestitures	—%	(6)%	(7)%	(11)%
Less: Foreign currency translation	—%	—%	(1)%	(1)%
Less: Acquisitions	—%	—%	1%	1%
Less: Other	—%	—%	—%	—%
Organic percent change	—%	(6)%	(7)%	(11)%
2025 compared with 2024
Sales decreased $650 million due to the sale of our PPE business within our Sensing and Safety Technologies business on May 21, 2025.
Segment profit decreased $219 million and segment margin decreased 100 basis points to 18.5% compared to 19.5% for the same period in 2024.
On July 8, 2025, the Company announced it is evaluating strategic alternatives for its Productivity Solutions and Services and Warehouse and Workflow Solutions businesses. Following the Company's strategic review, the assets and liabilities of these businesses are classified as held for sale as of December 31, 2025.
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
Segment profit decreased $247 million and segment margin percentage decreased 100 basis points to 19.5% compared to 20.5% for the same period in 2023.
26    Honeywell International Inc.

TABLE OF CONTENTS	REVIEW OF BUSINESS SEGMENTS
BUILDING AUTOMATION
Net Sales

	2025	2024	Change 2025 vs. 2024	2023	Change 2024 vs. 2023
Net sales	$7,367	$6,540	13%	$6,031	8%
Cost of products and services sold	3,832	3,482		3,240
Selling, general and administrative and other expenses	1,582	1,377		1,262
Segment profit	$1,953	$1,681	16%	$1,529	10%

Factors Contributing to Year-Over-Year Change	2025 vs. 2024		2024 vs. 2023
	Net Sales	Segment Profit	Net Sales	Segment Profit
Reported percent change	13%	16%	8%	10%
Less: Impact of divestitures to the prior period	—%	—%	—%	—%
Reported percent change, adjusted for impact of divestitures	13%	16%	8%	10%
Less: Foreign currency translation	—%	—%	(1)%	—%
Less: Acquisitions	5%	6%	7%	10%
Less: Other	—%	—%	—%	—%
Organic percent change	8%	10%	2%	—%
2025 compared with 2024
Sales increased $827 million due to higher organic sales of $287 million in Products and higher organic sales of $217 million in Building Solutions, both driven by higher demand. Additionally, the acquisition of Access Solutions contributed $302 million of inorganic sales growth during 2025. Beginning June 2025, the results of Access Solutions are considered organic.
Segment profit increased $272 million and segment margin increased 80 basis points to 26.5% compared to 25.7% for the same period of 2024.
2024 compared with 2023
Sales increased $509 million due to higher organic sales of $245 million in Building Solutions driven by higher demand for building projects and services, partially offset by lower organic sales of $124 million in Products driven by lower demand. The acquisition of Access Solutions contributed $424 million to 2024 sales.
27    Honeywell International Inc.

TABLE OF CONTENTS	REVIEW OF BUSINESS SEGMENTS
Segment profit increased $152 million and segment margin percentage increased 30 basis points to 25.7% compared to 25.4% for the same period of 2023.
ENERGY AND SUSTAINABILITY SOLUTIONS
Net Sales

	2025	2024	Change 2025 vs. 2024	2023	Change 2024 vs. 2023
Net sales	$3,134	$2,644	19%	$2,586	2%
Cost of products and services sold	1,873	1,562		1,599
Selling, general and administrative and other expenses	569	467		418
Segment profit	$692	$615	13%	$569	8%

Factors Contributing to Year-Over-Year Change	2025 vs. 2024		2024 vs. 2023
	Net Sales	Segment Profit	Net Sales	Segment Profit
Reported percent change	19%	13%	2%	8%
Less: Impact of divestitures to the prior period	—%	—%	—%	—%
Reported percent change, adjusted for impact of divestitures	19%	13%	2%	8%
Less: Foreign currency translation	—%	1%	—%	—%
Less: Acquisitions	20%	31%	2%	5%
Less: Other	—%	—%	—%	—%
Organic percent change	(1)%	(19)%	—%	3%
2025 compared with 2024
Sales increased $490 million due to inorganic sales growth from the acquisitions of LNG and Sundyne. Beginning October 2025, the results of LNG are considered organic.
Segment profit increased $77 million and segment margin decreased 120 basis points to 22.1% compared to 23.3% for the same period of 2024.
2024 compared with 2023
Sales increased $58 million driven by inorganic sales growth from the acquisition of LNG.
28    Honeywell International Inc.

TABLE OF CONTENTS	REVIEW OF BUSINESS SEGMENTS
Segment profit increased $46 million and segment margin increased 130 basis points to 23.3% compared to 22.0% for the same period of 2023.
CORPORATE AND ALL OTHER
Corporate and All Other primarily includes unallocated corporate costs, interest expense on holding-company debt, and the controlling majority-owned interest in Quantinuum. Corporate expenses historically allocated to Advanced Materials and not eligible to be part of discontinued operations are now included in Corporate and All Other. Corporate and All Other is not a separate reportable business segment as segment reporting criteria is not met. The Company continues to monitor the activities in Corporate and All Other to determine the need for further reportable business segment disaggregation.
REPOSITIONING CHARGES
See Note 4 Repositioning and Other (Gains) Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in 2025, 2024, and 2023. Cash spending related to our repositioning actions was $153 million, $189 million, and $280 million in 2025, 2024, and 2023, respectively, and was funded through operating cash flows.
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
•Aerospace Technologies—Our Aerospace business is impacted by customer buying patterns of aftermarket parts, supplier stability, factory transitions, and global supply chain capacity constraints that may lead to shortages of crucial components. Operating results may be adversely affected by downturns in the global demand for air travel, which may impact new aircraft production or result in the delay or cancellation of new aircraft orders, delays in launch schedules for new aircrafts, the retirement of aircrafts, and reductions in global flying hours, which impacts air transport and regional, business, and general aviation aircraft utilization rates. Operating results may also be adversely affected by any decrease in air travel demand due to regional restrictions or suspension of service for events related to public health, safety, the environment, or regional conflicts. Operating results could also be impacted by changes in overall trends related to end market demand for the product portfolio, as well as new entrants and non-traditional players entering the market. Operating results in our Defense and Space business unit may be affected by the mix of U.S. and foreign government appropriations for defense and space programs and by compliance risks. In addition, delays resulting from a U.S. federal government shutdown may result in us incurring substantial labor or other costs without reimbursement under our customer contracts, delay or decrease the number of purchase orders issued under our contracts with government agencies, or result in the suspension of work on contracts in progress or in payment delays. Results may also be impacted by the potential introduction of counterfeit parts into our global supply chain.
•Industrial Automation—Operating results may be adversely impacted by reduced investments in process automation, safety monitoring, industrial plants, utilities and plant capacity utilization initiatives, fluctuations in retail, energy and semiconductor markets, changes in the competitive landscape, including new market entrants and new technologies that may lead to product commoditization, and adverse industry economic conditions, all of which could result in lower market share, reduced selling prices, and lower margins.
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
•Energy and Sustainability Solutions—Operating results may be adversely impacted by downturns in capacity utilization for chemical, industrial, refining and petrochemical plants, our customers’ availability of capital for refinery construction and expansion, raw material demand and supply, product commoditization, and our ability to maximize our facilities’ production capacity and minimize downtime. Periods of increased volatility in oil and natural gas prices may result in less investment by our customers and therefore, lower demand for our products and services.
In addition, the Company and each of its businesses has been, and may continue to be, negatively affected by global macroeconomic conditions, including the impacts of inflation, high interest rates, supply chain and labor disruptions, unemployment rates, geopolitical instability and regional conflicts, the adoption and expansion of, and other changes to, trade restrictions and tariffs, quotas, embargoes, and other related actions, and the occurrence or threat of a trade war or other governmental action related to tariffs or trade agreements or policies. Such factors could adversely impact, demand for our products, our costs, our customers, our suppliers, and the world and U.S. economies. The impact of such factors could have a material adverse effect on our business, operating results, cash flows, and financial condition.
A significant percentage of our sales and operations is in non-U.S. jurisdictions and is subject to the economic, political, regulatory, foreign exchange, and other risks of international operations.
Our international operations, including U.S. exports, represent more than half of the Company’s sales. Risks related to international operations include exchange control regulations, wage and price controls, fluctuations in foreign currency exchange rates, antitrust regulations, employment regulations, foreign investment laws, import, export, and other trade restrictions and barriers (such as tariffs, sanctions, and embargoes), differing levels of protection of intellectual property, acts of industrial espionage, violations by our employees or business partners of anti-corruption or anti-money-laundering laws (despite our efforts to mitigate such risk), changes in regulations regarding transactions with state-owned enterprises, nationalization of private enterprises, acts of terrorism, acts of war, civil strife, and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. Instability and uncertainties arising from the global geopolitical environment and the evolving international and domestic political,
30    Honeywell International Inc.

TABLE OF CONTENTS	RISK FACTORS
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
The U.S. continues to implement certain trade actions, including imposing tariffs on certain goods imported from China and other countries, which has resulted in retaliatory tariffs by China and other countries. The recent changes in U.S. trade policy involving the application or increase of tariffs and the subsequent retaliatory measures against the U.S. have created a dynamic environment that may have a material adverse impact on our business. While we have deployed strategies to mitigate the impact of these dynamic trade policies, there is no assurance that we will be able to mitigate the full impact of all such tariffs, retaliatory tariffs or other trade policies that have or may develop in this rapidly changing environment. Increasing trade tensions and changes in trade policies have the potential to adversely impact our costs, the demand for our products, our supply chain and the global economy, and could result in fines and penalties or reputational harm if we are found not to be in compliance, which may have an adverse impact on our business, including operating and financial results and conditions.
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
To the extent the current conflict between Russia and Ukraine persists, it may also negatively impact other risk factors disclosed in this Form 10-K and further impact our financial results. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and consumer spending; cybersecurity incidents and other disruptions to our information technology (IT) infrastructure or that of our customers and suppliers, including disruptions at our cloud computing, server, systems, and other third party IT service providers; adverse changes in international trade policies and relations; our ability to implement and execute our business strategy, particularly in Eastern Europe and surrounding regions; disruptions in global supply chains; energy shortages; terrorist activities targeting U.S. government contractors and/or critical infrastructure; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets.
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
31    Honeywell International Inc.

TABLE OF CONTENTS	RISK FACTORS
OPERATIONAL RISKS
Raw material price fluctuations, inflation, the ability of key suppliers to meet quality and delivery requirements, or catastrophic events can increase the cost of our products and services, impact our ability to meet commitments to customers, and cause us to incur significant liabilities.
The cost of raw materials is a key element in the cost of our products, particularly in Energy and Sustainability Solutions (copper, tungsten salts, aluminum, and molybdenum) and in Aerospace Technologies (nickel, steel, titanium, and other metals). As of December 31, 2025, the majority of the raw materials supply base of Aerospace Technologies and Energy and Sustainability Solutions were under contract. While we have implemented mitigation strategies to reduce the impact of supply chain disruptions, any inability to source necessary materials when and as needed, offset material price or labor inflation through increased prices to customers, formula-driven or long-term fixed price contracts with suppliers, productivity actions, or commodity hedges could adversely affect our results of operations.
Many major components, product equipment items, and raw materials, particularly in Aerospace Technologies, are procured or subcontracted on a single or sole-source basis. Although we maintain a qualification and performance surveillance process and we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases, in addition to other supply chain disruptions, may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. In addition, current or future global economic uncertainty, including inflation and high interest rates, supply chain and labor disruptions, tariffs and other trade barriers and restrictions, unemployment rates, banking instability, any U.S. government shutdown, any downgrades in the U.S. government's sovereign credit rating, public health crises, volatile financial markets, geopolitical instability and regional conflicts, and potential recession may affect the financial stability of our key suppliers or their access to financing, which may in turn affect their ability to perform their obligations to us. If one or more of our suppliers experiences financial difficulties, delivery delays, or other performance problems, our resulting inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.
In certain of our businesses, our contracts are typically awarded on a competitive basis. Our bids are based upon, among other factors, the cost to timely provide the products and services. To generate an acceptable return, we must accurately estimate our input costs and delivery schedules. If we fail to do so, the profitability of contracts may be adversely affected – including because some of our contracts provide for liquidated damages if we do not perform on time – which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
In an effort to reduce the impact of current and future supply chain disruptions, we have implemented short-term and long-term strategies to reduce the impact of such disruptions, including supply chain simplification, continued alignment to local supply sources, digital solutions for identifying and managing shortages, pricing actions and dual source strategies, longer-term planning for constrained materials, supply tracking tools, direct engagement with key suppliers to meet customer demand, new supplier development, and development of new or redesigned products that satisfy our product quality controls and engineering qualifications and/or any applicable regulatory requirements. We cannot provide any assurance that our mitigation strategies will continue to be successful, or that we will be able to alter our strategies or develop new strategies if and as needed.
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
We have divested a number of businesses, including as part of spin-offs. With respect to some of these former businesses, we have contractually agreed to indemnify the counterparties against, or otherwise retain, certain liabilities, including, certain lawsuits, product liability claims, and environmental matters. Even without ongoing contractual indemnification obligations, we could be exposed to liabilities arising out of such divestitures. In addition, the counterparties to those divestitures or spun-off businesses may have agreed to indemnify us or assume certain liabilities relating to those divestitures. However, there can be no assurance that the indemnity or assumption of liability by the counterparties will be sufficient to protect us against the full amount of these liabilities, or that a counterparty will be able to fully satisfy its obligations. Third parties also could seek to hold us responsible for any of the liabilities that a counterparty agreed to assume. Even if we ultimately succeed in recovering any amounts for which we were initially held liable, we may be temporarily required to bear these losses ourselves.
32    Honeywell International Inc.

TABLE OF CONTENTS	RISK FACTORS
The Company is subject to risks related to its plan to separate Honeywell from Honeywell Aerospace, into standalone, publicly traded companies.
The Company has previously announced its intent to separate its Aerospace Technologies segment from Honeywell, which will comprise its Industrial Automation, the Building Automation, and the remainder of the Energy and Sustainability Solutions segments (the “Separation”), into standalone, publicly traded companies, in a transaction that is intended to be tax-free for the Company’s shareowners for U.S. federal income tax purposes. The Separation will be subject to the satisfaction of a number of customary conditions, including, among others, finalization of applicable financial statements, the filing and effectiveness of applicable filings (including a Form 10 registration statement) with the SEC, assurance that the transaction will be tax-free to Honeywell’s shareowners, receipt of applicable regulatory and other customary approvals, and final approval by Honeywell’s Board of Directors. The failure to satisfy all of the required conditions for the Separation, as well as additional factors such as conditions in the equity and debt markets and other external conditions, including, but not limited to, a government shutdown or shareowner actions or challenges relating to the Separation or to other aspects of the Company’s business or strategy, many of which are outside of the Company’s control, could delay the completion of the Separation relative to its anticipated timeline or prevent it from occurring. These or other unanticipated developments could also cause the Separation to occur on terms or conditions that are less favorable than anticipated. Furthermore, there is no guarantee that the Separation, if completed, will be successful in meeting its objectives or achieving its intended benefits. Whether or not the Separation is ultimately completed, the Company and our business may face challenges, including as a result of actions or challenges from shareowners, including activist shareowners, that may not be aligned with our business strategies or the interests of our other shareowners, including potential business disruption; the diversion of management’s time; and potential negative impacts on the Company’s relationships with its customers, employees, regulators, and other counterparties. Any of these factors could negatively impact our business, financial condition, results of operations, cash flows, and the price of our common stock, which may exhibit significant fluctuations based on temporary or speculative market perceptions or other factors that do not necessarily reflect the fundamental underlying value of our business or of the standalone, publicly traded companies that would be formed following the planned Separation.
Our future growth is largely dependent upon our ability to develop new technologies and introduce new products that achieve market acceptance in increasingly competitive markets with acceptable margins.
Our future growth rate depends upon a number of factors, including our ability to (i) identify and evolve with emerging technological and broader industry trends, including technologies such as artificial intelligence and machine learning in our target end markets; (ii) develop and maintain competitive products; (iii) defend our market share against an ever-expanding number of competitors, including many new and non-traditional competitors; (iv) enhance our products by adding innovative features that differentiate our products from those of our competitors and prevent commoditization of our products; (v) develop, manufacture, and bring compelling new products to market quickly and cost-effectively; (vi) adequately protect the intellectual property associated with our inventions; (vii) monitor disruptive technologies and business models; (viii) achieve sufficient return on investment for new products introduced based on capital expenditures and research and development spending; (ix) respond to changes in overall trends related to end market demand; and (x) attract, develop, and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products. Competitors may also develop after-market services and parts for our products which attract customers and adversely affect our return on investment for new products. The failure of our technologies or products to gain market acceptance due to more attractive offerings by our competitors or the failure to address any of the above factors could significantly reduce our revenues and adversely affect our competitive standing and prospects. Emerging technology, such as generative and agentic artificial intelligence, is complex and rapidly evolving, and while we aim to develop and use artificial intelligence responsibly, we may ultimately be unsuccessful in identifying or resolving all problems, and the technologies that we develop or use may ultimately be flawed, which could harm our reputation and expose us to risks related to potential infringement of others' intellectual property, biases, inaccuracies or errors in outputs from these technologies. Furthermore, any integration of third-party artificial intelligence models with our products and solutions relies on certain safeguards implemented by the third-party developers of the models, and there can be no guarantee that those safeguards are adequate to protect against the risks associated with their deployment.
33    Honeywell International Inc.

TABLE OF CONTENTS	RISK FACTORS
Failure to increase productivity or enhance operations through sustainable operational improvements, as well as an inability to successfully execute repositioning projects or to effectively manage our workforce, may reduce our profitability or adversely impact our businesses.
Our profitability and margin growth are dependent upon our ability to drive sustainable improvements. We seek productivity and cost savings benefits through repositioning actions and projects, such as consolidation of manufacturing facilities, transitions to cost-competitive regions, and product line rationalizations. Risks associated with these actions include delays in execution, additional unexpected costs, realization of fewer than estimated productivity improvements, and adverse effects on employee morale. We may not realize the full operational or financial benefits we expect, the recognition of these benefits may be delayed, and these actions may potentially disrupt our operations. In addition, organizational changes, increased attrition, failure to create and implement a succession plan for key Company positions, not retaining key talent, inability to attract new employees with unique skills, trends in rising labor costs and labor availability, labor relations difficulties, or workforce stoppage could have a material adverse effect on our business, reputation, financial position, and results of operations. Additionally, certain personnel may be required to receive various immigration visas, clearances and substantial training in order to work in certain geographies on certain programs or perform certain tasks. Necessary visas and security clearances may be delayed, or become increasingly expensive, which may impact our ability to perform on our contracts. We also may not be successful in training or developing qualified personnel with the requisite relevant skills or security clearances.
As a supplier to the U.S. government, we are subject to unique risks, such as the right of the U.S. government to terminate contracts for convenience and to conduct audits and investigations of our operations and performance.
U.S. government contracts are subject to termination by the government, either for the convenience of the government or for our failure to perform consistent with the terms of the applicable contract. Our contracts with the U.S. government are also subject to government audits that may recommend downward price adjustments and other changes. When appropriate and prudent, we made adjustments and paid voluntary refunds in the past and may do so in the future. In addition, U.S. government contracts are subject to congressional funding, which may be unavailable due to changes in priorities or subject to continuing resolution, which may result in funding reductions, eliminations, or other effects that could impact our business. Furthermore, any U.S. federal government shutdown could result in us experiencing delays or decreases in the number of purchase orders issued under our contracts with government agencies or with our prime contractor customers, incurring substantial labor or other costs without reimbursement under our customer contracts, or the suspension of work on contracts in progress or in payment delays.
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
34    Honeywell International Inc.

TABLE OF CONTENTS	RISK FACTORS
Our business, reputation, and financial performance may be materially impacted by cybersecurity attacks on our IT infrastructure and products.
Cybersecurity is a critical component of the Company’s enterprise risk management program. Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to IT, operational technology, and online services infrastructure to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products, its customers, and/or its third-party software and service providers, including cloud providers. Our customers, including the U.S. government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. We seek to deploy comprehensive measures to deter, prevent, detect, respond to, and mitigate these threats, including identity and access controls, data protection, vulnerability assessments, continuous monitoring of our IT networks and systems, and maintenance of backup and protective systems. Despite these efforts, cybersecurity incidents (against us, parties with whom we contract, or software used in our business), including incidents due to human error, third-party action, including actions of foreign actors, which risk may be exacerbated by the current geopolitical conflicts and U.S. and international response, insider attacks, the introduction of computer viruses and/or malicious or destructive code, phishing or denial-of-service attacks, the introduction of computer viruses and/or malicious or destructive code, ransomware or other malware, social engineering, malfeasance, other unauthorized physical or electronic access, or other vulnerabilities, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties), theft of funds, and the disruption of business operations. We face an increased level of risk during significant IT infrastructure transitions, such as those we are undertaking in connection with our spin-off of Solstice and announcement to pursue a separation of Honeywell from Honeywell Aerospace, into independent, U.S. publicly traded companies, which is intended to be completed in the third quarter of 2026. In addition, the techniques used to obtain unauthorized access to sensitive data continue to evolve and become more sophisticated and may not be recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures, and future cybersecurity incidents could go undetected and persist for an extended period of time. Furthermore, to the extent artificial intelligence capabilities continue to improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks, including the use of generative artificial intelligence to conduct more sophisticated social engineering attacks on the Company, suppliers, or customers. In addition, vulnerabilities may be introduced from the use of artificial intelligence by us, our financial services providers and other vendors and third-party providers.
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
An increasing number of our products, services, and technologies are delivered with IoT capabilities and the accompanying interconnected device networks, which include sensors, data, and advanced computing capabilities. We have developed product software designs that we believe are less susceptible to cyber-attacks, but despite these efforts, if our products and services that include IoT solutions, inclusive of artificial intelligence and machine learning technologies, do not work as intended or are compromised, the possible consequences include financial loss, reputational damage, exposure to legal claims or enforcement actions, theft of intellectual property, and diminution in the value of our investment in research, development, and engineering, which in turn could adversely affect our competitiveness and results of operations. Additionally, our ability to continue to develop or use certain technologies may depend on our access to technology offered by third-party software and infrastructure providers, including those that provide hardware or artificial intelligence models, and we cannot control the quality, availability, or cost of these offerings.
35    Honeywell International Inc.

TABLE OF CONTENTS	RISK FACTORS
Emerging cybersecurity regulations (including the EU Cyber Resilience Act) increasingly mandate rigorous cybersecurity standards for our products and services. These mandates may increase our operational costs by requiring additional investment in secure product development, vulnerability management, and product lifecycle management. Adapting our diverse portfolio to meet these requirements may require costly product redesigns, delay market entry for new solutions, or necessitate strategic retirement of legacy offerings. Failure to meet these standards could result in significant financial penalties, restricted market access, and reputational harm that could adversely affect our competitive position and financial results.
Moreover, beyond the regulations generally applicable to data collection and use, technologies such as artificial intelligence and machine learning may introduce novel compliance, security, and operational risks due to the rapidly evolving legal and regulatory environment, both in the United States and internationally, surrounding the development, sale and use of these technologies. Governments globally—including through frameworks such as the EU AI Act, the Colorado Artificial Intelligence Act, and the California AI Transparency Act—are adopting rules that impose heightened transparency, risk‑management, monitoring, and human‑oversight obligations. As these frameworks develop, we may be required to modify our practices, contracts, or products. Their ultimate impact is uncertain, and additional jurisdictions may adopt similar requirements. Failure to comply could result in regulatory scrutiny, fines, or reputational harm.
Data privacy, data protection, and information security may require significant resources and present certain risks.
We collect, store, have access to, and otherwise process certain confidential or sensitive data, including proprietary business information, personal data, or other information that is subject to data privacy and security laws, regulations, and/or contractual obligations with third parties. Despite our efforts to protect such data, we may be vulnerable to material security breaches, theft, misplaced or lost data, artificial intelligence-related data leaks, programming errors, or human errors that could potentially lead to the compromise of such data, improper use of our products, systems, software solutions, or networks, unauthorized access, use, disclosure, modification, or destruction of data, defective products, production downtimes, and operational disruptions. A significant actual or perceived risk of theft, loss, fraudulent use or misuse of customer, employee, or other data, including misuse of artificial intelligence features, whether by us, our suppliers, channel partners, customers, or other third parties, as a result of employee error or malfeasance, or as a result of the imaging, software, security, and other products we incorporate into our products, as well as non-compliance with applicable industry standards or our contractual or other legal obligations or privacy and information security policies regarding such data, could result in costs, fines, litigation, or regulatory actions, or could lead customers to select the products and services of our competitors. In addition, we operate in an environment in which there are different and potentially conflicting laws in effect in the U.S. and foreign jurisdictions in which we operate, and we must understand and comply with each law and standard in these jurisdictions while also ensuring the data is secure. Many of these laws impose stringent requirements as to how we collect, store, maintain, transfer, and otherwise process personal data and provide significant or material penalties for noncompliance. Many jurisdictions have passed or are considering laws that require personal data relating to their residents or citizens to be maintained or replicated on local servers or impose specific obligations related to extraterritorial data transfers. Government enforcement actions can be costly and interrupt the regular operation of our business, and actual or alleged violations of such laws, including in relation to the Company’s processing of personal data or adoption of emerging technologies such as artificial intelligence and machine learning, can result in fines, reputational damage, and civil lawsuits, any of which may adversely affect our business, reputation, and financial statements.
A material disruption of our operations, particularly at our manufacturing facilities or within our IT infrastructure, could adversely affect our business.
Our facilities, supply chains, distribution systems, and IT systems are subject to catastrophic loss due to natural disasters or other weather-related disruptions, including hurricanes and floods, which may be exacerbated by the effects of climate change, power outages, fires, explosions, terrorism, equipment failures, sabotage, cyber incidents, any potential effects of climate change and adverse weather conditions, including water scarcity and rising sea levels, labor disputes and shortages, critical supply failure, inaccurate downtime forecast, political disruption and regional conflicts, public health crises, like a regional or global pandemic, and other reasons, which can result in undesirable consequences, including financial losses and damaged relationships with customers. We employ IT systems and networks to support the business and rely on them to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Although preventative measures may help to mitigate damage, such measures could be costly, and disruptions to our manufacturing facilities or IT infrastructure from system failures, shutdowns, power outages and energy shortages, telecommunication or utility failures, cybersecurity incidents, and other events, including disruptions at our cloud computing, server, systems, and other third party IT service providers, could interfere with our operations, interrupt production and shipments, damage customer and business partner relationships, and negatively impact our reputation. In addition, the insurance we maintain may not be adequate to cover our losses resulting from any business interruption, including those resulting from a natural disaster or other severe weather event, and recurring extreme weather events or other adverse events could reduce the availability or increase the cost of insurance.

36    Honeywell International Inc.

TABLE OF CONTENTS	RISK FACTORS
Concentrations of credit, counterparty, and market risk, and limitations in our ability to access the capital markets may adversely affect our results of operations and financial condition.
We maintain long-term contractual relationships with many of our customers, suppliers, and other counterparties. While we monitor the financial health of these counterparties, we are exposed to credit and market risks of such counterparties, including those concentrated in the same or similar industries and geographic regions. Changes in political and economic conditions could also lead to concerns about the creditworthiness of counterparties and their ability to pay in the same or similar industry or geography, impacting our ability to renew our long-term contractual arrangements or collect amounts due under these arrangements. Among other factors, geopolitical events, inflation, high interest rates, banking instability, and changes in economic conditions, including an economic downturn or recession, could also result in the credit deterioration or insolvency of a significant counterparty.
Additionally, instability in U.S. and global capital and credit markets, including market disruptions, limited liquidity and interest rate volatility, or reductions in the credit ratings assigned to us by independent rating agencies could reduce our access to capital markets, including in connection with the Separation, or increase the cost of funding our short- and long-term credit requirements. In particular, if we are unable to access capital and credit markets on terms that are acceptable to us, or at all, we may not be able to make certain investments or fully execute our business plans and strategies. If we were to raise funding through the issuance of equity securities, our shareowners would experience dilution of their existing ownership interest. If we were to raise significant additional funds by issuing debt, rating agencies could downgrade our credit ratings or put them on negative watch.
We are impacted by stakeholder interest in public company performance, disclosure, and goal-setting with respect to environmental, social, and governance (ESG) matters.
In response to customer, investor, employee, governmental, and other stakeholder interest in our ESG practices, including our procedures, standards, performance metrics, and goals, we have increased reporting of our ESG programs and performance and have established and announced goals and other objectives related to ESG matters. These goal statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our ability to achieve any goal or objective, including with respect to ESG initiatives, is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (i) the availability and cost of low- or non-carbon-based energy sources and technologies, (ii) evolving regulatory requirements affecting ESG standards or disclosures, (iii) the availability of suppliers that can meet our sustainability and other standards, (iv) our ability to recruit, develop, and retain talent in our labor markets, and (v) the impact of our organic growth and acquisitions or dispositions of businesses or operations. In addition, standards for tracking and reporting on ESG matters have not been harmonized and continue to evolve. Our processes and controls for reporting of ESG matters may not always comply with evolving and disparate standards for identifying, measuring, and reporting ESG metrics, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our performance metrics, goals, or reported progress in achieving such goals. In addition, certain of our products and services, including offerings in our Defense and Space business unit, are unattractive to certain investors and may cause us to be increasingly subject to ESG-driven investment practices that preclude investment in our debt and equity. On the other hand, some investors have a negative response to ESG practices as a result of anti-ESG sentiment and may choose not to invest in us, or divest in their holdings of us, as a result of our ESG practices and initiatives. Furthermore, there is also an increasing number of state-level anti-ESG initiatives in the U.S. that may conflict with other regulatory requirements, resulting in regulatory uncertainty.
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
37    Honeywell International Inc.

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
The Organisation for Economic Co-operation and Development (OECD)/G20 and other invited countries, developed a global tax framework inclusive of a 15% global minimum tax under the Pillar Two Global Anti-Base Erosion Rules (Pillar Two). On December 15, 2022, the Council of the European Union (EU) formally adopted the OECD’s framework to achieve a coordinated implementation amongst EU Member States consistent with EU law. All aspects of the EU’s Pillar Two Directive were fully effective on January 1, 2025. Other major jurisdictions are actively considering and implementing changes to their tax laws to adopt certain parts of the OECD’s proposals. On January 5. 2026, the OECD announced a new package of administrative guidance under the Pillar Two rules, the “side-by-side” framework allows for additional safe harbors for US multinationals reducing the Pillar Two impact. We have assessed this framework and determined, based upon available guidance, that these changes will not have a material impact to our results of operations. Any future changes in OECD guidance or interpretations, including local country tax legislative changes thereof, could impact our initial assessment; therefore, we will continue to monitor and refine our assessment as further guidance is made available.
Changes in legislation or government regulations or policies can have a significant impact on our results of operations.
The sales and margins of each of our reportable business segments are directly impacted by government regulations, including environmental, safety, performance, and product certification regulations. Within Aerospace Technologies, the operating results of Commercial Aviation Original Equipment and Commercial Aviation Aftermarket may be impacted by, among other things, mandates of the Federal Aviation Administration and other similar international regulatory bodies regulating the installation of equipment on aircraft. Our Defense and Space business unit may be affected by changes in government procurement regulations. Within Building Automation and Industrial Automation, the demand for and cost of providing products, services and solutions can be impacted by fire, security, safety, health care, environmental, and energy efficiency standards and regulations. Energy and Sustainability Solutions' results of operations can be impacted by environmental and health standards, regulations, and judicial determinations. Growth in all our businesses within emerging markets may be adversely impacted by the inability to acquire and retain qualified employees where local employment law mandates may be restrictive. Changes in such regulations and government policies could negatively impact us; for instance, noncompliance with legislation and regulations can result in fines and penalties, and compliance with any new regulations or policies may be burdensome and/or require significant expenditures.
38    Honeywell International Inc.

TABLE OF CONTENTS	RISK FACTORS
Increased focus and evolving views of lawmakers on climate change and other ESG issues could have a long-term impact on our business and result of operations.
Increased public awareness and concern regarding global climate change and other ESG matters may result in more international, regional, and/or federal regulatory or other stakeholder requirements or expectations that could mandate more restrictive or expansive standards, such as stricter limits on GHG emissions or more prescriptive reporting of ESG metrics, practices, and targets, than the voluntary commitments that the Company has adopted or require such changes on a more accelerated time frame. There continues to be a lack of consistent climate and other ESG legislation, which creates economic and regulatory uncertainty; however, there has been an increasing amount of legislative and regulatory activity, particularly in the European Union, the United Kingdom, and the U.S. In addition, there is also an increasing number of state-level anti-ESG initiatives in the U.S. that may conflict with other regulatory requirements, resulting in regulatory uncertainty. New or revised legal and regulatory requirements could impose significant operational restrictions and compliance requirements upon the Company or its products, and could negatively impact the Company’s business, capital expenditures, results of operations, financial condition, and competitive position.
We cannot predict with certainty the outcome of litigation matters, government proceedings and other contingencies and uncertainties.
We are currently, and may in the future become, subject to lawsuits, fines, investigations, and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, or those of previously-owned entities, including matters relating to commercial transactions, government contracts, product liability, the integration of emerging technologies (such as, but not limited to, artificial intelligence and machine learning), prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, antitrust, anti-corruption, accounting, import and export, and environmental, health, and safety matters. Our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements, and we may become subject to or be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, reputation, cash flows, and financial condition. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. The incurrence of significant liabilities for which there is no or insufficient insurance coverage could adversely affect our results of operations, cash flows, liquidity, and financial condition.
39    Honeywell International Inc.

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
CASH
As of December 31, 2025, and 2024, we held $12.9 billion and $10.3 billion, respectively, of cash and cash equivalents, including our short-term investments. We monitor third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty.
As of December 31, 2025, we held $10.2 billion of the Company’s cash, cash equivalents, and short-term investments in non-U.S. subsidiaries. We do not have material amounts related to any jurisdiction subject to currency control restrictions that impact our ability to access and repatriate such amounts. Under current laws, we do not expect taxes on repatriation or restrictions on amounts held outside of the U.S. to have a material effect on our overall liquidity.
CASH FLOW SUMMARY
Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Years Ended December 31,
	2025	2024	Change 2025 vs. 2024	2023	Change 2024 vs. 2023
Cash and cash equivalents at beginning of period	$10,567	$7,925	$2,642	$9,627	$(1,702)
Operating activities
Net income from continuing operations	4,468	4,995	(527)	4,929	66
Noncash adjustments	2,051	1,094	957	1,821	(727)
Changes in working capital	(737)	(337)	(400)	(38)	(299)
NARCO Buyout payment	—	—	—	(1,325)	1,325
Resideo indemnification and reimbursement agreement termination payment	1,590	—	1,590	—	—
Asbestos liabilities divestiture payment	(1,428)	—	(1,428)	—	—
Other operating activities	131	(640)	771	(928)	288
Net cash provided by operating activities from discontinued operations	333	985	(652)	881	104
Net cash provided by operating activities	$6,408	$6,097	$311	$5,340	$757
40    Honeywell International Inc.

TABLE OF CONTENTS	LIQUIDITY AND CAPITAL RESOURCES

	Years Ended December 31,
	2025	2024	Change 2025 vs. 2024	2023	Change 2024 vs. 2023
Net cash used for investing activities from continuing operations	$(2,442)	$(9,864)	$7,422	$(995)	$(8,869)
Net cash used for investing activities from discontinued operations	(269)	(293)	24	(298)	5
Net cash (used for) provided by financing activities	(1,953)	6,839	(8,792)	(5,763)	12,602
Effect of foreign exchange rate changes on cash and cash equivalents	176	(137)	313	14	(151)
Net increase (decrease) in cash and cash equivalents	1,920	2,642	(722)	(1,702)	4,344
Cash and cash equivalents at end of period	$12,487	$10,567	$1,920	$7,925	$2,642
Year ended December 31, 2025
Net cash provided by operating activities from continuing operations driven by Net income, adjusted for $1,388 million of depreciation and amortization, and receipt of the Resideo indemnification and reimbursement agreement termination payment of $1,590 million, partially offset by the Asbestos liabilities divestiture payment of $1,428 million.
Net cash used for investing activities from continuing operations driven by $2,211 million of cash paid for acquisitions, $986 million of capital expenditures, and $399 million of net payments for settlements of derivative contracts, partially offset by $1,157 million proceeds from the sale of the PPE business.
Net cash used for financing activities driven by $3,804 million of repurchases of common stock, $2,976 million of cash dividends paid, and $2,909 million of payments of long-term debt, partially offset by $4,035 million of long-term debt proceeds, $1,962 million of pre-separation funding related to the spin-off of the Advanced Materials business, and $1,482 million of net proceeds from commercial paper.
Year ended December 31, 2024
Net cash provided by operating activities from continuing operations largely driven by Net income.
Net cash used for investing activities from continuing operations driven by $8,880 million of cash paid for acquisitions and $871 million of capital expenditures.
Net cash provided by financing activities driven by $10,408 million of long-term debt proceeds and $2,260 million of net proceeds of commercial paper, partially offset by $2,902 million of cash dividends paid, $1,812 million of repayments of long-term debt, and $1,655 million of repurchases of common stock.
2025 compared with 2024
Net cash provided by operating activities from continuing operations increased by $963 million, driven by the receipt of the Resideo indemnification and reimbursement agreement termination payment of $1,590 million and $771 million increase in other operating activities, primarily due to a favorable impact of customer advances and deferred revenue, partially offset by the asbestos liabilities divestiture payment of $1,428 million.
Net cash used for investing activities from continuing operations decreased by $7,422 million, driven by a $6,669 million decrease in cash paid for acquisitions and $1,157 million proceeds from the sale of the PPE business.
Net cash used for financing activities increased by $8,792 million, driven by $6,373 million decrease in long-term debt proceeds, $2,149 million increase in repurchases of common stock, and $1,097 million increase in payments of long-term debt, partially offset by $1,962 million of pre-separation funding related to the spin-off of the Advanced Materials business.
See Note 9 Debt and Credit Agreements of Notes to the Consolidated Financial Statement for additional information on pre-separation funding related to the spin-off of the Advanced Materials business and Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information on the Resideo indemnification and reimbursement agreement termination payment and the Asbestos liabilities divestiture payment.
2024 compared with 2023
Net cash provided by operating activities from continuing operations increased by $653 million, primarily due to the $1,325 million payment made by the Company pursuant to the NARCO Amended Buyout Agreement in 2023, partially offset by $727 million decrease of noncash adjustments, driven by $605 million decline in repositioning and other charges.
Net cash used for investing activities from continuing operations increased by $8,869 million, driven by a $8,162 million increase in cash paid for acquisitions and $618 million net increase in cash paid for investments.
Net cash provided by financing activities increased by $12,602 million, driven by $7,422 million increase in long-term debt proceeds, primarily to fund our recent acquisitions, $2,932 million increase in net proceeds of commercial paper, and $2,060 million decrease in repurchases of common stock.
41    Honeywell International Inc.

TABLE OF CONTENTS	LIQUIDITY AND CAPITAL RESOURCES
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
In addition to our normal operating cash requirements, we expect our primary cash requirements in 2026 to be as follows:
•Capital expenditures—we expect to spend approximately $1.3 billion for capital expenditures in 2026 primarily for growth, production and capacity expansion, implementation of cost reduction measures, maintenance, and replacement.
•Share repurchases—under our share repurchase program, $1.7 billion was available as of December 31, 2025, for additional share repurchases as authorized by the Board on April 24, 2023. We expect to repurchase outstanding shares from time to time to offset the dilutive impact of employee stock-based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we seek to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and our level of operating, financing, and other investing activities.
•Mergers and acquisitions—in addition to the intended separation of Honeywell from Honeywell Aerospace, into independent, U.S. publicly traded companies, we expect to evaluate and undertake actions to optimize our portfolio, including executing on strategic bolt-on acquisitions over the course of 2026.
•Dividends—we increased our quarterly dividend rate by 5% to $1.19 per share of common stock effective with the fourth quarter 2025 dividend. We intend to continue to pay quarterly dividends in 2026.
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
We continually assess the relative strength of each business in our portfolio as to strategic fit, market position, profit, and cash flow contribution in order to identify target investment and acquisition opportunities in order to upgrade our combined portfolio. We seek to identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. In the second quarter of 2025, we acquired Sundyne for total consideration of $2.2 billion, net of cash acquired, as well as announced our agreement to acquire Johnson Matthey's Catalyst Technologies business segment for £1.8 billion. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability, or growth potential. These businesses are considered for potential divestiture, restructuring, or other repositioning actions, subject to regulatory constraints. On February 6, 2025, we announced our intention to separate Honeywell from Honeywell Aerospace, into independent, U.S. publicly traded companies, which is expected to be completed in the third quarter of 2026. On May 21, 2025, we completed the sale of our PPE business for $1.2 billion, net of cash transferred. On July 8, 2025, we announced our intent to strategically evaluate alternatives for our Productivity Solutions and Services and Warehouse and Workflow Solutions businesses within the Industrial Automation reportable business segment and classified the assets and liabilities of the businesses as held for sale during the fourth quarter. On September 29, 2025, we permanently divested our legacy Bendix asbestos liabilities and certain non-Bendix asbestos liabilities that had been previously allocated to a separate, wholly owned entity as part of our liability management reorganization on June 23, 2025. Under the terms of the divestiture agreement, we contributed $1.4 billion in cash, as well as certain insurance assets related to these legacy asbestos liabilities, to a third party entity. On October 30, 2025, we completed the spin-off of the Advanced Materials business into Solstice Advanced Materials Inc., an independent, U.S. publicly traded company. See Note 2 Acquisitions, Divestitures, and Discontinued Operations and Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional discussion.
42    Honeywell International Inc.

TABLE OF CONTENTS	LIQUIDITY AND CAPITAL RESOURCES
BORROWINGS
We leverage a variety of debt instruments to manage our overall borrowing costs. As of December 31, 2025, and 2024, our total borrowings were $34.6 billion and $31.0 billion, respectively.

	December 31,
	2025	2024
Fixed rate notes	$25,164	$25,853
Commercial paper	5,892	4,271
Term loans	3,750	1,000
Variable rate notes	22	22
Other	111	331
Fair value of hedging instruments	(79)	(136)
Debt issuance costs	(280)	(303)
Total borrowings	$34,580	$31,038
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
We also have the following loan and revolving credit agreements:
•A $6.0 billion Delayed Draw Term Loan Agreement (the Term Loan Agreement), dated as of May 7, 2025. The Term Loan Agreement is comprised of two tranches: (i) commitments to provide loans in an aggregate principal amount of up to $4.0 billion, which was fully drawn effective May 30, 2025, and (ii) commitments to provide loans in an aggregate amount of up to $2.0 billion, which expired on December 19, 2025. Amounts borrowed under the Term Loan Agreement are required to be paid no later than May 7, 2027, unless the Term Loan Agreement is terminated earlier pursuant to its terms. As of December 31, 2025, there were $2.75 billion of borrowings outstanding on the Term Loan Agreement.
•A $3.0 billion 364-day credit agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated as of March 17, 2025. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 16, 2026, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 16, 2027, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. The 364-Day Credit Agreement replaced the previously reported $1.5 billion 364-day credit agreement dated as of March 18, 2024, which was terminated in accordance with its terms effective March 17, 2025. As of December 31, 2025, there were no outstanding borrowings under our 364-Day Credit Agreement.
•A $1.0 billion Fixed Rate Term Loan Credit Agreement (the Fixed Rate Term Loan Credit Agreement), dated as of August 12, 2024. Amounts borrowed under the Fixed Rate Term Loan Credit Agreement are required to be repaid no later than August 12, 2027, unless the Fixed Rate Term Loan Credit Agreement is terminated earlier pursuant to its terms. As of December 31, 2025, there were $1.0 billion of borrowings outstanding under the Fixed Rate Term Loan Credit Agreement.
•A $4.0 billion five-year credit agreement (the Five-Year Credit Agreement) with a syndicate of banks, dated as of March 18, 2024. Commitments under the Five-Year Credit Agreement can be increased pursuant to the terms of the Five-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. As of December 31, 2025, there were no outstanding borrowings under our Five-Year Credit Agreement.
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
43    Honeywell International Inc.

TABLE OF CONTENTS	LIQUIDITY AND CAPITAL RESOURCES
CREDIT RATINGS
Our ability to access the global debt capital markets and the related cost of these borrowings is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of December 31, 2025, S&P Global Inc. (S&P), Fitch Ratings Inc. (Fitch), and Moody’s Investor Service (Moody's) have ratings on our debt set forth in the table below:

	S&P	Fitch	Moody's
Outlook	Watch Negative	Watch Negative	Stable
Short-term	A-1	F1	P1
Long-term	A	A	A2
CONTRACTUAL OBLIGATIONS
Following is a summary of our significant contractual obligations and probable liability payments as of December 31, 2025:

		Payments by Period
	Total[4]	2026	2027 - 2028	2029 - 2030	Thereafter
Long-term debt, including finance leases[1]	$29,046	$1,546	$8,319	$4,832	$14,349
Interest payments on long-term debt, including finance leases	10,105	1,140	1,823	1,427	5,715
Operating lease liabilities	1,263	224	380	248	411
Purchase obligations[2]	2,143	1,229	789	73	52
Estimated environmental liability payments[3]	894	180	312	189	213
Total contractual obligations	$43,451	$4,319	$11,623	$6,769	$20,740

1	Assumes all long-term debt is outstanding until scheduled maturity.
2	Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.
3	The payment amounts in the table only reflect the environmental liabilities which are probable and reasonably estimable as of December 31, 2025.
4	The table excludes tax liability payments, including those for unrecognized tax benefits. See Note 5 Income Taxes of Notes to Consolidated Financial Statements for additional information.
ASBESTOS MATTERS
Payments, net of insurance recoveries, related to known asbestos matters were $155 million, $209 million, and $109 million for the years ended December 31, 2025, 2024, and 2023, respectively. On September 29, 2025, the Company permanently divested all of its legacy Bendix asbestos liabilities and certain non-Bendix asbestos liabilities, contributing $1.4 billion in cash and transferring asbestos liabilities to a third party entity. As part of the agreement, the Company will be indemnified from future asbestos claims. In early 2023, we made payments of approximately $1.3 billion in connection with the NARCO Buyout. For additional information regarding the divestiture of asbestos liabilities and NARCO Buyout, see Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements.
ENVIRONMENTAL MATTERS
Accruals for environmental matters deemed probable and reasonably estimable were $443 million, $261 million, and $213 million for the years ended December 31, 2025, 2024, and 2023, respectively. In addition, for the years ended December 31, 2025, 2024, and 2023, we incurred operating costs for ongoing businesses of approximately $32 million, $39 million, and $35 million, respectively, relating to compliance with environmental regulations.
Payments related to known environmental matters were $175 million, $221 million, and $196 million for the years ended December 31, 2025, 2024, and 2023, respectively, and are estimated to be approximately $180 million in 2026. We expect to make payments associated with these environmental matters from operating cash flows. The timing of these payments depends on several factors, including the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, execution timeframe of projects, remedial techniques to be utilized, and agreement with other parties.
44    Honeywell International Inc.

TABLE OF CONTENTS	LIQUIDITY AND CAPITAL RESOURCES
Reimbursements from Resideo for payments related to environmental matters at certain sites, as defined in the indemnification and reimbursement agreement, were $105 million in 2025. In 2025, the Company and Resideo entered into a termination agreement for the accelerated monetization of the indemnification and reimbursement agreement. Upon closing of the transactions contemplated pursuant to the termination agreement, the Company received a one-time cash payment of $1,590 million in lieu of all future payments to which the Company was entitled pursuant to the indemnification and reimbursement agreement. As a result of the termination agreement, Resideo no longer has any obligation to make cash payments to Honeywell in respect of Honeywell's net spending for environmental matters.
See Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of our environmental matters and the indemnification and reimbursement agreement and termination agreement entered into with Resideo.
FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to reduce risks from interest and foreign currency exchange rate fluctuations. Derivative financial instruments are not used for trading or other speculative purposes, and we do not use leveraged derivative financial instruments.
The following table illustrates the potential change in fair value for interest rate sensitive instruments based on a hypothetical immediate one percentage point increase in interest rates across all maturities and the potential change in fair value for foreign exchange rate sensitive instruments based on a 10% weakening of the U.S. dollar versus local currency exchange rates across all maturities as of December 31, 2025, and 2024:

	Carrying Value or Notional Amount	Carrying Value[1]	Fair Value[1]	Estimated Increase (Decrease) in Fair Value[2]
December 31, 2025
Interest rate sensitive instruments
Long-term debt (including current maturities)	$28,688	$(28,688)	$(28,144)	$(1,341)
Interest rate swap agreements	4,068	(79)	(79)	(95)
Total	$32,756	$(28,767)	$(28,223)	$(1,436)
Foreign exchange rate sensitive instruments
Foreign currency exchange contracts[3]	$10,191	$(7)	$(7)	$(189)
Cross currency swap agreements	6,139	(801)	(801)	(771)
Total	$16,330	$(808)	$(808)	$(960)
December 31, 2024
Interest rate sensitive instruments
Long-term debt (including current maturities)	$26,826	$(26,826)	$(25,503)	$(1,452)
Interest rate swap agreements	3,899	(136)	(136)	(120)
Total	$30,725	$(26,962)	$(25,639)	$(1,572)
Foreign exchange rate sensitive instruments
Foreign currency exchange contracts[3]	$9,155	$(1)	$(1)	$(305)
Cross currency swap agreements	7,214	68	68	(786)
Total	$16,369	$67	$67	$(1,091)

1	Asset or (liability).
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
45    Honeywell International Inc.

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
46    Honeywell International Inc.

TABLE OF CONTENTS	CRITICAL ACCOUNTING ESTIMATES
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual, or more frequent, if necessary, impairment testing. In testing goodwill and indefinite-lived intangible assets, the fair value is estimated primarily utilizing a discounted cash flow approach, including strategic and annual operating plans, adjusted for terminal value assumptions, as well as estimated sales prices for businesses classified as held for sale. These impairment tests involve the use of accounting estimates and assumptions, and changes to those assumptions could materially impact our financial condition or operating performance if actual results differ from such accounting estimates and assumptions. To address this uncertainty, we perform sensitivity analyses on key accounting estimates and assumptions. Once the fair value is determined, if the carrying amount exceeds the fair value, it is impaired. Any impairment is measured as the difference between the carrying amount and its fair value.
Definite-Lived Intangible Assets—The Company’s business combinations typically result in the recognition of customer relationships, patents, and trademarks, in addition to other definite-lived intangible assets. The determination of fair value for definite-lived intangible assets, useful lives for amortization purposes, and whether or not intangible assets are impaired involves the use of accounting estimates and assumptions. The assumptions used in developing the accounting estimates may include business growth rates, sales volume, selling prices and costs, cash flows, and the discount rate selected. Changes to those assumptions could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions.
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
The key assumptions used in developing our net periodic pension (income) expense for our U.S. plans included the following:

	2025	2024	2023
Discount rate
Projected benefit obligation	5.57%	4.97%	5.17%
Service cost	5.55%	5.06%	5.26%
Interest cost	5.28%	4.89%	5.07%
Assets
Expected rate of return	7.25%	7.00%	6.75%
Actual rate of return	5.33%	6.52%	7.09%
Actual 10-year average annual compounded rate of return	7.49%	7.09%	7.26%
The MTM Adjustment represents the recognition of net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor). Net actuarial gains or losses occur when the actual experience differs from any of the various assumptions used to value our pension plans or when assumptions change. The primary factors contributing to actuarial gains or losses are changes in the discount rate used to value pension obligations as of the measurement date each year and the difference between expected and actual returns on plan assets. The mark-to-market accounting method results in the potential for volatile and difficult to forecast MTM Adjustments. These adjustments resulted in expenses of $163 million, $126 million, and $153 million for the years ended December 31, 2025, 2024, and 2023, respectively.
47    Honeywell International Inc.

TABLE OF CONTENTS	CRITICAL ACCOUNTING ESTIMATES
We determine the expected long-term rate of return on plan assets utilizing historical plan asset returns over varying long-term periods combined with our expectations of future market conditions and asset mix considerations (see Note 20 Pension and Other Postretirement Benefits of Notes to Consolidated Financial Statements for details on the actual various asset classes and targeted asset allocation percentages for our pension plans). We plan to use an expected rate of return on plan assets of 7.25% for 2026, which is the same assumption used for 2025.
The discount rate reflects the market rate on December 31 (measurement date) for high-quality fixed income investments with maturities corresponding to our benefit obligations and is subject to change each year. The discount rate can be volatile from year to year as it is determined based upon prevailing interest rates as of the measurement date. We used a 5.25% discount rate to determine benefit obligations as of December 31, 2025, reflecting a decrease in the market interest rate environment since the prior year-end.
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

Change in Assumption	Impact on 2026 Pension Ongoing Expense	Impact on Projected Benefit Obligation
0.25 percentage point decrease in discount rate	Decrease $17 million	Increase $216 million
0.25 percentage point increase in discount rate	Increase $16 million	Decrease $209 million
0.25 percentage point decrease in expected rate of return on assets	Increase $39 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $39 million	—
Pension ongoing income for our world-wide pension plans is expected to be approximately $665 million in 2026 compared with Pension ongoing income of $544 million in 2025. Also, if required, a MTM Adjustment will be recorded in the fourth quarter of 2026 in accordance with our pension accounting method as previously described. It is difficult to reliably forecast or predict whether there will be a MTM Adjustment in 2026, and if one is required, what the magnitude of such adjustment will be. MTM Adjustments are primarily driven by events and circumstances beyond the control of the Company such as changes in interest rates and the performance of the financial markets.
Contingent Liabilities—We are subject to, and in the future may become subject to, a number of lawsuits, investigations, and claims (some of which involve substantial dollar amounts) arising out of the conduct of our business operations or those of previously owned entities, including matters relating to commercial transactions, government contracts, product liability, the integration of emerging technologies (such as, but not limited to, artificial intelligence and machine learning), prior acquisitions and divestitures, employment, employee benefit plans, intellectual property, legal, and environmental, health, and safety matters. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the costs associated with environmental matters, the outcome of negotiations, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including new discovery of facts, changes in legislation, and outcomes of similar cases through the judicial system), changes in assumptions, or changes in our settlement strategy. See Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of management’s judgment applied in the recognition and measurement of our environmental and asbestos liabilities, which represent our most significant contingencies.
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
48    Honeywell International Inc.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of Honeywell, listed as follows, are elected annually by the Board. There are no family relationships among them or any of the directors.

Name, Age, Year First Elected an Executive Officer	Business Experience
Jim Currier, 59 2023	President and Chief Executive Officer, Aerospace Technologies since January 2024. President and Chief Executive Officer, Aerospace from August 2023 to December 2023. President, Electronic Solutions from June 2021 to August 2023. President, EMAI Aftermarket organization from October 2019 to June 2021. Vice President of Airlines, North America from October 2018 to October 2019.
Billal Hammoud, 53 2023
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

Vimal Kapur, 60 2018	Chairman of the Board since June 2024 and Chief Executive Officer since June 2023. President and Chief Operating Officer from July 2022 to May 2023. President and Chief Executive Officer, Performance Materials and Technologies from July 2021 to October 2022. President and Chief Executive Officer, Honeywell Building Technologies from June 2018 to June 2021. President of Honeywell Process Solutions from May 2014 to May 2018.
Pete Lau, 46 2025
President and Chief Executive Officer, Industrial Automation since October 2025. President and Chief Executive Officer of FARO Technologies from July 2023 to October 2025. Chief Executive Officer of Catalyst Nutraceuticals from October 2022 to July 2023. President of the Electrical Segment at Hubbell Incorporated from August 2020 to September 2022 where he led strategic, operational, and financial operations. President of Honeywell's Fire Detection and Control business from April 2019 to August 2020 and President of Honeywell's Global Security business from January 2018 to April 2019.

Su Ping Lu, 50 2025
Senior Vice President, General Counsel and Corporate Secretary since May 2025. Vice President and Corporate Secretary from January 2024 to May 2025. Vice President, Deputy Corporate Secretary, and General Counsel for ESG, Investigations, and International from August 2021 to December 2023. Assistant General Counsel for Corporate Governance and Finance from October 2016 to August 2021.

Jim Masso, 41 2025
President and Chief Executive Officer, Process Automation since January 2026. President and Chief Executive Officer, Honeywell Process Solutions from July 2025 to December 2025. President and Chief Executive Officer, Allied Power Group from November 2019 to June 2025.

Karen Mattimore, 59 2020	Senior Vice President and Chief Human Resources Officer since June 2020. Vice President, Human Resources and Communications, Aerospace from February 2018 to June 2020. Vice President, Human Resources Services from April 2015 to February 2018.
Michal Stepniak, 48 2025
Senior Vice President and Chief Financial Officer since February 2025. Vice President, Corporate Finance from October 2024 to February 2025. Vice President and Chief Financial Officer of Aerospace Technologies from January 2023 to October 2024. Vice President and Chief Financial Officer of Honeywell Building Technologies from March 2020 to January 2023.

Ken West, 48 2024
President and Chief Executive Officer, Energy and Sustainability Solutions since January 2024. President of UOP from July 2023 to December 2023, President of Advanced Materials from January 2022 to July 2023, Vice President and General Manager of the Fluorine Products business from April 2021 to January 2022, Vice President and General Manager of the Life Sciences, Protective, and Industrial Products business from June 2020 to April 2021, and Vice President and General Manager of the Packaging and Composites business from October 2018 to June 2020.

49    Honeywell International Inc.

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
Our Chief Information Security Officer reports to our Chief Security Officer and oversees the global enterprise security team responsible for leading enterprise-wide information security strategy, architecture, and processes. The global enterprise information security team is responsible for infrastructure defense and security controls, performing vulnerability assessments, security incident management, and defining the parameters and standards of our information security risk management program. Our cybersecurity and information security risk management program includes risk assessment and mitigation through a threat intelligence-driven approach, application controls, and security monitoring. The risk management program leverages recognized industry standards such as International Organization for Standardizations (ISO) 22301 standard for business continuity, ISO 27001 standard for information security management systems, and the National Institute of Standards and Technology (NIST) Cyber Security Framework for measuring overall readiness to respond to cyber threats, and NIST 800-171 on protecting controlled unclassified information. To provide stakeholder assurance and fulfill our regulatory obligations, we subject our information security management system to third-party assessment and certification against recognized industry standards such as ISO 27001 and the U.S. Department of War’s Cybersecurity Maturity Model Certification (CMMC).
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
50    Honeywell International Inc.

TABLE OF CONTENTS	CYBERSECURITY
We maintain an incident response plan and procedures to identify, assess, respond to, and recover from cybersecurity incidents. When we detect an incident or identify a vulnerability, cross-functional teams coordinate triage, containment, remediation, and recovery activities, and engage external experts, as appropriate. Incidents are escalated based on established criteria to relevant management stakeholders and governance bodies, including, as appropriate, the Cybersecurity Disclosure Committee, Security Governance Council, and the Audit Committee.
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
PROPERTIES
We have approximately 667 locations, of which 142 are manufacturing sites. Our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our locations by geographic area are as follows:

Geographic Area	Total Locations	Manufacturing Sites
United States	220	50
Europe	234	46
Other international	213	46
Total	667	142
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

51    Honeywell International Inc.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The Nasdaq Stock Market LLC (Nasdaq) under the ticker symbol “HON.” We increased our quarterly dividend rate by 5% to $1.19 per share of common stock effective with the fourth quarter 2025 dividend. We intend to continue to pay quarterly dividends in 2026.
The number of record holders of our common stock as of December 31, 2025, was 30,150.
Information regarding securities authorized for issuance under equity compensation plans is included in the section titled Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under the caption “Equity Compensation Plans.”
On April 24, 2023, the Board authorized the repurchase of up to $10.0 billion of Honeywell common stock, including approximately $2.1 billion of remaining availability under the previously announced $10 billion share repurchase authorization. The repurchase authorization does not have an expiration date and may be amended or terminated by the Board at any time without prior notice.
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
During the quarter ended December 31, 2025, Honeywell purchased 0.5 million shares of its common stock, par value $1 per share. As of December 31, 2025, $1.7 billion remained available under the share repurchase authorization for additional share repurchases. The following table summarizes our purchases of Honeywell's common stock for the quarter ended December 31, 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Dollars in millions)[1]
September 28, 2025 - October 25, 2025	—	$—	—	$1,779
October 26, 2025 - November 22, 2025	416,785	$191.95	416,785	$1,699
November 23, 2025 - December 31, 2025	105,447	$189.67	105,447	$1,679

1	Excludes excise tax on net share repurchases.
52    Honeywell International Inc.

TABLE OF CONTENTS	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PERFORMANCE GRAPH
The following graph compares the five-year cumulative total return on our common stock to the total returns on the Standard & Poor's (S&P) 500 Stock Index, composite of S&P’s Industrial Conglomerates and Aerospace and Defense indices, on a 45%/55% weighted basis (the Composite Index) and Nasdaq Industrial Select Sector (XLI Index). The weighting of the components of the Composite Index are based on our segments’ relative contribution to total segment profit. The selection of the Industrial Conglomerates component of the Composite Index reflects the diverse and distinct range of non-aerospace businesses conducted by Honeywell. The annual changes for the five-year period shown in the graph are based on the assumption that $100 was invested in Honeywell stock and each index on December 31, 2020, and that all dividends were reinvested.
Comparison of Cumulative Five-Year Total Return

	Dec. 2020	Dec. 2021	Dec. 2022	Dec. 2023	Dec. 2024	Dec. 2025
Honeywell	$100.00	$99.71	$104.59	$104.61	$115.09	$107.80
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
Composite Index	100.00	109.62	116.46	131.92	163.58	204.18
XLI Index	100.00	121.08	114.34	135.07	158.45	189.10
53    Honeywell International Inc.

FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

55	Consolidated Statement of Operations
56	Consolidated Statement of Comprehensive Income
57	Consolidated Balance Sheet
58	Consolidated Statement of Cash Flows
59	Consolidated Statement of Shareowners' Equity
60	Note 1. Summary of Significant Accounting Policies
65	Note 2. Acquisitions, Divestitures, and Discontinued Operations
71	Note 3. Revenue Recognition and Contracts with Customers
74	Note 4. Repositioning and Other (Gains) Charges
76	Note 5. Income Taxes
81	Note 6. Inventories
81	Note 7. Property, Plant and Equipment—Net
82	Note 8. Goodwill and Other Intangible Assets—Net
83	Note 9. Debt and Credit Agreements
85	Note 10. Leases
88	Note 11. Derivative Instruments and Hedging Transactions
91	Note 12. Fair Value Measurements
93	Note 13. Accrued Liabilities
93	Note 14. Other Liabilities
94	Note 15. Stock-Based Compensation Plans
97	Note 16. Earnings Per Share
98	Note 17. Accumulated Other Comprehensive Loss
100	Note 18. Capital Stock
101	Note 19. Commitments and Contingencies
106	Note 20. Pension and Other Postretirement Benefits
116	Note 21. Other (Income) Expense
116	Note 22. Segment Financial Data
119	Note 23. Geographic Areas—Financial Data
119	Note 24. Supplemental Cash Flow Information
120	Note 25. Unaudited Quarterly Financial Information

121	Report of Independent Registered Public Accounting Firm
54    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions, except per share amounts)
Product sales	$24,515	$22,841	$22,345
Service sales	12,927	11,876	10,664
Net sales	37,442	34,717	33,009
Costs, expenses and other
Cost of products sold	16,153	15,017	14,836
Cost of services sold	7,460	6,343	5,801
Total Cost of products and services sold	23,613	21,360	20,637
Research and development expenses	1,812	1,454	1,375
Selling, general and administrative expenses	5,450	5,235	4,887
Impairment of goodwill	724	—	—
Impairment of assets held for sale	270	219	—
Other (income) expense	(1,247)	(843)	(830)
Interest and other financial charges	1,344	1,048	749
Total costs, expenses and other	31,966	28,473	26,818
Income from continuing operations before taxes	5,476	6,244	6,191
Tax expense	1,008	1,249	1,262
Net income from continuing operations	4,468	4,995	4,929
Net income from discontinued operations	304	745	743
Net income	4,772	5,740	5,672
Less: Net income attributable to noncontrolling interest	43	35	14
Net income attributable to Honeywell	$4,729	$5,705	$5,658
Earnings per share of common stock—basic:
Earnings per share of common stock from continuing operations—basic	$6.98	$7.63	$7.41
Earnings per share of common stock from discontinued operations—basic	$0.42	$1.13	$1.12
Total earnings per share of common stock—basic	$7.40	$8.76	$8.53
Earnings per share of common stock—assuming dilution:
Earnings per share of common stock from continuing operations—assuming dilution	$6.94	$7.58	$7.36
Earnings per share of common stock from discontinued operations—assuming dilution	$0.42	$1.13	$1.11
Total earnings per share of common stock—assuming dilution	$7.36	$8.71	$8.47
The Notes to Consolidated Financial Statements are an integral part of this statement.

55    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Net income	$4,772	$5,740	$5,672
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(883)	200	(274)
Actuarial gains (losses) recognized	(752)	350	(468)
Prior service credit recognized	—	(10)	—
Prior service credit recognized during year	(6)	(17)	(48)
Actuarial losses recognized during year	119	87	118
Settlements and curtailments	(91)	—	—
Foreign exchange translation and other	(6)	3	(9)
Pension and other postretirement benefit adjustments	(736)	413	(407)
Changes in fair value of available for sale investments	6	1	5
Cash flow hedges recognized in other comprehensive income (loss)	(16)	17	60
Less: Reclassification adjustment for gains included in net income	2	16	49
Changes in fair value of cash flow hedges	(18)	1	11
Other comprehensive income (loss), net of tax	(1,631)	615	(665)
Comprehensive income	3,141	6,355	5,007
Less: Comprehensive income attributable to the noncontrolling interest	67	6	9
Comprehensive income attributable to Honeywell	$3,074	$6,349	$4,998

The Notes to Consolidated Financial Statements are an integral part of this statement.

56    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2025	2024
	(Dollars in millions)
ASSETS
Current assets
Cash and cash equivalents	$12,487	$9,906
Short-term investments	443	386
Accounts receivable, less allowances of $202 and $307, respectively	7,621	7,247
Inventories	6,162	5,884
Assets held for sale	2,492	1,365
Other current assets	1,182	1,259
Current assets of discontinued operations	—	1,861
Total current assets	30,387	27,908
Investments and long-term receivables	1,404	1,230
Property, plant and equipment—net	4,629	4,457
Goodwill	21,079	21,019
Other intangible assets—net	6,736	6,621
Deferred income taxes	199	235
Other assets	9,247	10,556
Assets of discontinued operations	—	3,170
Total assets	$73,681	$75,196
LIABILITIES
Current liabilities
Accounts payable	$6,315	$6,109
Commercial paper and other short-term borrowings	5,893	4,273
Current maturities of long-term debt	1,546	1,325
Accrued liabilities	8,462	8,055
Current liabilities of discontinued operations	—	1,086
Liabilities held for sale	1,198	408
Total current liabilities	23,414	21,256
Long-term debt	27,141	25,440
Deferred income taxes	1,577	1,581
Postretirement benefit obligations other than pensions	111	112
Asbestos-related liabilities	—	1,325
Other liabilities	6,408	5,581
Liabilities of discontinued operations	—	740
Redeemable noncontrolling interest	—	7
SHAREOWNERS’ EQUITY
Capital—common stock issued	958	958
—additional paid-in capital	10,157	9,695
Common stock held in treasury, at cost	(43,029)	(39,378)
Accumulated other comprehensive loss	(5,146)	(3,491)
Retained earnings	50,964	50,835
Total Honeywell shareowners’ equity	13,904	18,619
Noncontrolling interest	1,126	535
Total shareowners’ equity	15,030	19,154
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$73,681	$75,196

The Notes to Consolidated Financial Statements are an integral part of this statement.

57    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Cash flows from operating activities
Net income	$4,772	$5,740	$5,672
Less: Net income from discontinued operations	304	745	743
Net income from continuing operations	4,468	4,995	4,929
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities
Depreciation	546	493	490
Amortization	842	659	514
Loss (gain) on sale of non-strategic businesses and assets	18	1	(5)
Impairment of goodwill	724	—	—
Impairment of assets held for sale	270	219	—
Repositioning and other (gains) charges	(167)	239	844
Net payments for repositioning and other charges	(378)	(470)	(445)
NARCO Buyout payment	—	—	(1,325)
Resideo indemnification and reimbursement agreement termination payment	1,590	—	—
Asbestos liabilities divestiture payment	(1,428)	—	—
Pension and other postretirement income	(396)	(477)	(408)
Pension and other postretirement benefit payments	(20)	(32)	(35)
Stock compensation expense	196	189	197
Deferred income taxes	18	(229)	189
Other	144	(191)	(534)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures
Accounts receivable	(825)	(129)	67
Inventories	(636)	(286)	(549)
Other current assets	(233)	(111)	224
Accounts payable	724	78	444
Accrued liabilities	1,325	233	270
Income taxes	(707)	(69)	(408)
Net cash provided by operating activities from continuing operations	6,075	5,112	4,459
Net cash provided by operating activities from discontinued operations	333	985	881
Net cash provided by operating activities	6,408	6,097	5,340
Cash flows from investing activities
Capital expenditures	(986)	(871)	(741)
Proceeds from disposals of property, plant and equipment	31	—	43
Increase in investments	(1,503)	(1,077)	(560)
Decrease in investments	1,469	870	971
(Payments) receipts from settlements of derivative contracts	(399)	94	6
Cash paid for acquisitions, net of cash acquired	(2,211)	(8,880)	(718)
Proceeds from sales of businesses, net of fees paid	1,157	—	4
Net cash used for investing activities from continuing operations	(2,442)	(9,864)	(995)
Net cash used for investing activities from discontinued operations	(269)	(293)	(298)
Net cash used for investing activities	(2,711)	(10,157)	(1,293)

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Cash flows from financing activities
Proceeds from issuance of commercial paper and other short-term borrowings	24,297	13,838	12,991
Payments of commercial paper and other short-term borrowings	(22,815)	(11,578)	(13,663)
Proceeds from issuance of common stock	237	537	196
Proceeds from issuance of long-term debt	4,035	10,408	2,986
Payments of long-term debt	(2,909)	(1,812)	(1,731)
Repurchases of common stock	(3,804)	(1,655)	(3,715)
Cash dividends paid	(2,976)	(2,902)	(2,855)
Pre-separation funding	1,962	—	—
Spin-off cash	(449)	—	—
Other	469	3	28
Net cash (used for) provided by financing activities	(1,953)	6,839	(5,763)
Effect of foreign exchange rate changes on cash and cash equivalents	176	(137)	14
Net increase (decrease) in cash and cash equivalents	1,920	2,642	(1,702)
Cash and cash equivalents at beginning of period	10,567	7,925	9,627
Cash and cash equivalents at end of period	$12,487	$10,567	$7,925

The Notes to Consolidated Financial Statements are an integral part of this statement.

58    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

	Years Ended December 31,
	2025		2024		2023
	Shares	$	Shares	$	Shares	$
	(In millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		9,695		9,062		8,564
Issued for employee savings and option plans		300		403		214
Stock compensation expense		206		194		202
Impact of Quantinuum contribution		(44)		36		82
Ending balance		10,157		9,695		9,062
Treasury stock
Beginning balance	(307.8)	(39,378)	(305.8)	(38,008)	(290.0)	(34,443)
Reacquired stock or repurchases of common stock	(18.1)	(3,819)	(8.0)	(1,672)	(19.2)	(3,715)
Issued for employee savings and option plans	3.6	168	6.0	302	3.4	150
Ending balance	(322.3)	(43,029)	(307.8)	(39,378)	(305.8)	(38,008)
Retained earnings
Beginning balance		50,835		47,979		45,093
Net income attributable to Honeywell		4,729		5,705		5,658
Dividends on common stock		(2,934)		(2,849)		(2,772)
Spin-offs		(1,651)		—		—
Other		(15)		—		—
Ending balance		50,964		50,835		47,979
Accumulated other comprehensive loss
Beginning balance		(3,491)		(4,135)		(3,475)
Foreign exchange translation adjustment		(907)		229		(269)
Pension and other postretirement benefit adjustments		(736)		413		(407)
Changes in fair value of available for sale investments		6		1		5
Changes in fair value of cash flow hedges		(18)		1		11
Ending balance		(5,146)		(3,491)		(4,135)
Noncontrolling interest
Beginning balance		535		578		622
Acquisitions, divestitures, and other		35		—		(5)
Net income attributable to noncontrolling interest		43		35		14
Foreign exchange translation adjustment		24		(29)		(5)
Dividends paid		(64)		(78)		(107)
Contributions from noncontrolling interest holders		553		29		59
Ending balance		1,126		535		578
Total shareowners’ equity	635.3	15,030	649.8	19,154	651.8	16,434
Cash dividends per share of common stock		$4.58		$4.37		$4.17

The Notes to Consolidated Financial Statements are an integral part of this statement.

59    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
RECLASSIFICATIONS
Certain prior year amounts are reclassified to conform to the current year presentation. This includes the separate disclosure of changes in Income taxes within operating activities on the Consolidated Statement of Cash Flows and the reclassification of Insurance recoveries for asbestos-related liabilities into Other assets on the Consolidated Balance Sheet.
On October 30, 2025, the Company completed the spin-off of its Advanced Materials business into an independent, publicly traded company named Solstice Advanced Materials, Inc. (Solstice). Results of operations, financial position, and cash flows for the Advanced Materials business are reported as discontinued operations for all periods presented. Unless otherwise noted, information in these notes to consolidated financial statements relates to continuing operations.
RECENT ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages. The new standard requires entities to consider whether significant development uncertainty has been resolved before starting to capitalize software costs and aligns disclosure requirements with Accounting Standard Codification (ASC) 360, Property, Plant, and Equipment. The ASU is effective for annual and interim reporting periods beginning after December 15, 2027, and can be applied prospectively, retrospectively, or using a modified transition method, with early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company's Consolidated Financial Statements.
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
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
applied prospectively for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company adopted this guidance on a prospective basis for annual disclosures for the year ended December 31, 2025. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.
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
Goodwill and indefinite-lived intangible assets are subject to impairment testing annually as of the first day of the fourth quarter, or if a triggering event occurs or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value, not to exceed the carrying value of goodwill. The Company completed its annual goodwill impairment test as of the first day of the fourth quarter and determined there was no goodwill impairment and an indefinite-lived intangible impairment of $44 million as of that date. As described in Note 2 Acquisitions, Divestitures, and Discontinued Operations, the Company performed an additional evaluation as of December 31, 2025 upon the Productivity Solutions and Services and Warehouse and Workflow Solutions businesses classification to assets held for sale which resulted in a goodwill impairment of $724 million.
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
Definite-lived intangible assets consist of customer relationships, patents and technology, trademarks, and other intangibles and are amortized over their estimated useful lives, ranging from one to 20 years.
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
SUPPLY CHAIN FINANCING
The Company maintains agreements with third-party financial institutions that offer voluntary supply chain financing (SCF) programs to suppliers. The SCF programs enable suppliers, at their sole discretion, to sell their receivables to third-party financial institutions in order to receive payment on receivables earlier than the negotiated commercial terms between suppliers and the Company. Supplier sale of receivables to third-party financial institutions is on terms negotiated between the supplier and the respective third-party financial institution. The Company agrees on commercial terms for the goods and services procured from suppliers, including prices, quantities, and payment terms, which normally range between 60 and 120 days, regardless of whether the supplier elects to participate in the SCF programs. A supplier's voluntary participation in the SCF programs has no bearing on the Company's payment terms and the Company has no economic interest in a supplier’s decision to participate in the SCF programs. The Company agrees to pay participating third-party financial institutions the stated amounts of confirmed invoices from suppliers on the original maturity dates of the invoices.
Amounts outstanding related to SCF programs are included in Accounts payable in the Consolidated Balance Sheet. The impact of these programs is not material to the Company's overall liquidity. The following table summarizes the Company's outstanding obligations confirmed as valid related to the SCF programs for the years ended December 31, 2025, and 2024:

	2025	2024
Confirmed obligations outstanding at the beginning of the year	$1,150	$1,112
Invoices confirmed during the year	3,115	3,098
Less: Confirmed invoices paid during the year	3,124	3,060
Confirmed obligations outstanding at the end of the year	$1,141	$1,150
63    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
The customer funding for costs incurred for nonrecurring engineering and development activities of the Company's products under agreements with commercial customers is deferred and subsequently recognized as revenue as products are delivered to the customers. Additionally, expenses incurred, up to the customer agreed funded amount, are deferred as an asset and recognized as cost of sales when products are delivered to the customer. The deferred customer funding and costs result in recognition of deferred costs (asset) within Other assets and deferred revenue (liability) within Accrued liabilities and Other liabilities in the Consolidated Balance Sheet. Deferred contract fulfillment costs were $1,193 million and $1,156 million as of December 31, 2025, and 2024, respectively. The amounts recognized as Cost of products and services sold were $116 million, $188 million, and $148 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
REIMBURSEMENT RECEIVABLES
In conjunction with the Resideo Technologies, Inc. (Resideo) spin-off, the Company entered into a reimbursement agreement under which Honeywell received cash payments as reimbursement primarily related to net spending for environmental matters at certain sites as defined in the reimbursement agreement. Accordingly, the Company recorded receivables based on estimates of the underlying reimbursable Honeywell environmental spend, and the Company monitored the recoverability of such receivables, which were subject to the terms of applicable credit agreements and general ability to pay. In 2025, the Company and Resideo entered into a termination agreement for the accelerated monetization of the indemnification and reimbursement agreement. Upon closing of the transactions contemplated pursuant to the termination agreement, the Company received a one-time cash payment of $1,590 million in lieu of all future payments to which the Company was entitled pursuant to the indemnification and reimbursement agreement. As a result of the termination agreement, Resideo no longer has any obligation to make cash payments to Honeywell in respect of Honeywell's net spending for environmental matters. See Note 19 Commitments and Contingencies for additional information.
ASBESTOS-RELATED LIABILITIES AND INSURANCE RECOVERIES
The Company recognizes a liability for any asbestos-related contingency that is probable of occurrence and reasonably estimable. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are deemed probable. In 2025, the Company permanently divested all of its legacy Bendix asbestos liabilities and certain non-Bendix asbestos liabilities, contributing $1,428 million in cash and transferring asbestos liabilities to a third party entity. As part of the agreement, the Company will be indemnified from future asbestos claims. See Note 19 Commitments and Contingencies for additional information.
NOTE 2. ACQUISITIONS, DIVESTITURES, AND DISCONTINUED OPERATIONS
ACQUISITIONS
Johnson Matthey's Catalyst Technologies Business
On May 22, 2025, the Company announced its agreement to acquire Johnson Matthey's Catalyst Technologies business segment in an all-cash transaction for £1.8 billion. The transaction is subject to customary closing conditions, including receipt of certain regulatory approvals. The business will be included within the Process Automation and Technology reportable business segment.
65    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Sundyne
On June 6, 2025, the Company acquired 100% of the outstanding equity interests of Sundyne, a leader in the design manufacturing, and aftermarket support of highly-engineered pumps and gas compressors for process industries, for total consideration of $2,160 million, net of cash acquired. The business is part of the Energy and Sustainability Solutions reportable business segment. The following table summarizes the determination of the fair value of identifiable assets acquired and liabilities assumed that are included in the Consolidated Balance Sheet as of December 31, 2025:

Current assets	$274
Intangible assets	990
Other noncurrent assets	92
Current liabilities	(103)
Noncurrent liabilities	(224)
Net assets acquired	1,029
Goodwill	1,241
Purchase price	$2,270
The Sundyne identifiable intangible assets primarily include customer relationships, technology, and trademarks which will amortize over their estimated useful lives ranging from one to 15 years using straight-line and accelerated amortization methods. The goodwill is not deductible for tax purposes. As of December 31, 2025, the purchase accounting is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, working capital adjustments, and tax balances.
Air Products' Liquefied Natural Gas Process Technology and Equipment Business
On September 30, 2024, the Company acquired 100% of the outstanding equity interests of Air Products' liquefied natural gas process technology and equipment business (LNG), strengthening the Company's energy transition portfolio, for total consideration of $1,843 million, net of cash acquired. The business is part of the Energy and Sustainability Solutions reportable business segment. The Company finalized the evaluation for the fair value of all the assets acquired and liabilities assumed with LNG during the third quarter of 2025. The following table summarizes the fair value of identifiable assets acquired and liabilities assumed:

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
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
CAES Systems Holdings LLC
On August 30, 2024, the Company acquired 100% of the outstanding equity interests of CAES Systems Holdings LLC (CAES), enhancing the Company's defense and space portfolio with high-reliability radio frequency technologies, for total consideration of $1,935 million, net of cash acquired. The business is part of the Aerospace Technologies reportable business segment. The Company finalized the evaluation for the fair value of all the assets acquired and liabilities assumed with CAES during the third quarter of 2025. The following table summarizes the fair value of identifiable assets acquired and liabilities assumed:

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
Civitanavi Systems S.p.A.
On August 19, 2024, the Company completed the acquisition of Civitanavi Systems S.p.A., a leader in position navigation and timing technology for the aerospace, defense, and industrial markets, for total consideration of $200 million, net of cash acquired. The business is part of the Aerospace Technologies reportable business segment. The assets acquired and liabilities assumed with Civitanavi Systems S.p.A. included $75 million of intangible assets and $107 million of goodwill, which is not deductible for tax purposes. The Company finalized the evaluation for the fair value of all the assets acquired and liabilities assumed with Civitanavi Systems S.p.A. during the third quarter of 2025.
Carrier Global Corporation's Global Access Solutions Business
On June 3, 2024, the Company acquired 100% of the outstanding equity interests of Carrier Global Corporation's Global Access Solutions business (Access Solutions), an innovative global leader in advanced access and security solutions, electronic locking systems, and contactless mobile key solutions, for total consideration of $4,913 million, net of cash acquired. The business is part of the Building Automation reportable business segment. The Company finalized the evaluation for the fair value of all the assets acquired and liabilities assumed with Access Solutions during the second quarter of 2025. The following table summarizes the fair value of identifiable assets acquired and liabilities assumed:

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
SCADAfence
On August 25, 2023, the Company acquired 100% of the outstanding equity interests of SCADAfence, a provider of operational technology and Internet of Things (IoT) cybersecurity solutions for monitoring large scale networks, for total consideration of $52 million, net of cash acquired. The business is part of the Industrial Automation reportable business segment. The Company finalized the evaluation for the fair value of all the assets acquired and liabilities assumed with SCADAfence during the third quarter of 2024. Management recorded intangible assets of $17 million and allocated $42 million to goodwill, which is not deductible for tax purposes.
67    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Compressor Controls Corporation
On June 30, 2023, the Company acquired 100% of the outstanding equity interests of Compressor Controls Corporation, a turbomachinery services and controls company based in the United States, for total cash consideration of $673 million, net of cash acquired. The business is part of the Industrial Automation reportable business segment. The Company finalized the evaluation for the fair value of all the assets acquired and liabilities assumed with Compressor Controls Corporation during the second quarter of 2024. Management recorded intangible assets of $282 million and allocated $351 million to goodwill, which is deductible for tax purposes.
DIVESTITURES AND ASSETS AND LIABILITIES HELD FOR SALE
Productivity Solutions and Services and Warehouse and Workflow Solutions Businesses
During the fourth quarter of 2025, the Company concluded the assets and liabilities of each of the Productivity Solutions and Services and Warehouse and Workflow Solutions businesses, which are part of the Productivity goodwill reporting unit within the Industrial Automation reportable business segment, met the held for sale criteria; therefore, the Company presented the associated assets and liabilities of each business as held for sale as of December 31, 2025. The disposal groups, consisting of the associated assets and liabilities, are measured at the lower of carrying value or fair value, less costs to sell. The carrying amount of any assets, including goodwill, that are part of the disposal groups, but not in the scope of ASC 360-10, Property, Plant, and Equipment, are tested for impairment under the relevant guidance prior to measuring the disposal groups at fair value, less costs to sell. The fair value is based on the use of estimates and is subject to change based on future developments and actual amounts realized upon sale may vary from those recorded as of December 31, 2025.
The Company performed an evaluation as of December 31, 2025 to assess the recoverability of the carrying value of the assets held for sale. The Company recognized a goodwill impairment of $724 million and a valuation allowance of $255 million during the year ended December 31, 2025, to write down the disposal groups to fair value, less costs to sell, as applicable. Gains resulting from the fair value, less costs to sell, exceeding the carrying value of the disposal groups are not recognized until realized at the completion of the sale. The transactions are expected to be completed in the second half of 2026 and are subject to customary closing conditions.
Personal Protective Equipment Business
During the third quarter of 2024, the Company concluded the assets and liabilities of the Personal Protective Equipment (PPE) business, which was part of the Sensing and Safety Technologies business unit within the Industrial Automation reportable business segment, met the held for sale criteria; therefore, the Company presented the associated assets and liabilities of the business as held for sale beginning September 30, 2024. The disposal group, consisting of the associated assets and liabilities, was measured at the lower of carrying value or fair value less costs to sell. Depreciation and amortization expense was not recorded for the period in which assets were classified as held for sale. The carrying amount of any assets, including goodwill, that were part of the disposal group, but not in the scope of ASC 360-10, Property, Plant, and Equipment, were tested for impairment under the relevant guidance prior to measuring the disposal group at fair value, less costs to sell.
The Company performed an evaluation as of December 31, 2024, to assess the recoverability of the carrying value of the assets held for sale. The Company recognized a valuation allowance of $219 million during the year ended December 31, 2024, to write down the disposal group to fair value, less costs to sell. During the first quarter of 2025, the Company recognized a $15 million increase to the valuation allowance to write down the disposal group to fair value, less costs to sell.
On May 21, 2025, the Company completed the sale of its PPE business in exchange for total consideration of $1,157 million, net of cash transferred. The Company recognized a pre-tax loss on sale of the PPE business of $30 million for the year ended December 31, 2025, which was recorded in Other (income) expense in the Consolidated Statement of Operations.
68    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the assets and liabilities classified as held for sale in the Consolidated Balance Sheet as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Assets held for sale
Accounts receivable	$489	$174
Inventories	394	197
Other current assets	47	29
Investments and long-term receivables	29	4
Property, plant and equipment—net	153	155
Goodwill	1,138	411
Other intangible assets—net	262	597
Deferred income taxes	136	—
Other assets	99	17
Valuation allowance on assets held for sale	(255)	(219)
Total Assets held for sale	$2,492	$1,365
Liabilities held for sale
Accounts payable	$532	$152
Accrued liabilities	484	110
Deferred income taxes	—	124
Other liabilities	182	22
Total Liabilities held for sale	$1,198	$408
During 2024 and 2023, there were no significant divestitures individually or in the aggregate.
SPIN-OFFS AND DISCONTINUED OPERATIONS
Advanced Materials Business
On October 30, 2025, the Company completed the spin-off of its Advanced Materials business into an independent, publicly traded company named Solstice Advanced Materials, Inc. (Solstice). The assets, liabilities, and equity associated with the Advanced Materials business of approximately $5.1 billion, $3.7 billion, and $0.2 billion, respectively, have been removed through Retained earnings from the Company's Consolidated Balance Sheet as of the effective date of the spin. Honeywell shareowners of record as of the close of business on October 17, 2025 received one share of Solstice common stock for every four shares of Honeywell common stock. Immediately prior to the effective date of the spin-off, Solstice incurred debt of $2.0 billion to make a $1.5 billion cash distribution to the Company, to pay fees, costs, and expenses related to the debt, and for other general corporate purposes. The Advanced Materials business was previously included within the Energy and Sustainability Solutions reportable segment.
We have continuing involvement with Solstice primarily through a transition services agreement, through which Honeywell and Solstice continue to provide certain services to each other for a period of time following the separation, a tax matters agreement, an employee matters agreement, an intellectual property cross-license agreement, a trademark licensing agreement, and Accelerator license agreement.
In connection with the spin-off of the Advanced Materials business into Solstice, the results of operations, financial position, and cash flows for Advanced Materials are reported as discontinued operations for all periods presented in the consolidated financial statements.
69    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the key components of net income from discontinued operations:

	Years Ended December 31,
	2025	2024	2023
Product Sales	$3,007	$3,438	$3,428
Service Sales	237	343	225
Net Sales	3,244	3,781	3,653
Costs, expenses and other
Cost of products sold	1,972	2,210	2,137
Cost of services sold	183	266	216
Total Cost of products and services sold	2,155	2,476	2,353
Research and development expenses	78	82	81
Selling, general and administrative expenses	168	231	245
Interest and other financial charges	(5)	9	16
Other (income) expense	242	14	(10)
Income from discontinued operations before taxes	606	969	968
Tax expense	302	224	225
Net income from discontinued operations	304	745	743
The following table summarizes major classes of assets and liabilities of discontinued operations:

December 31, 2024
ASSETS
Cash and cash equivalents	$661
Accounts receivable	572
Inventories	558
Other current assets	70
Current assets of discontinued operations	1,861
Investments and long-term receivables	164
Property, plant and equipment—net	1,737
Goodwill	806
Other intangible assets—net	35
Other assets	428
Total assets of discontinued operations	$5,031
LIABILITIES
Accounts Payable	771
Current maturities of long-term debt	22
Accrued liabilities	293
Current liabilities of discontinued operations	1,086
Long-term debt	39
Deferred income taxes	206
Other liabilities	495
Total liabilities of discontinued operations	$1,826
70    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Aerospace Technologies Business
On February 6, 2025, the Company announced its intention to pursue a separation of Honeywell from Honeywell Aerospace, into independent, U.S. publicly traded companies, which is expected to be completed in the third quarter of 2026. The planned separation is intended to be a tax-free separation to Honeywell shareowners for U.S. federal income tax purposes. The separation will be subject to the satisfaction of a number of customary conditions, including, among others, the filing and effectiveness of applicable filings (including a Form 10 registration statement that includes required financial statements) with the SEC, assurance that the separation of the businesses will be tax-free to Honeywell’s shareowners, receipt of applicable regulatory approvals, and final approval by Honeywell’s Board of Directors. The proposed separation is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions.
NOTE 3. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
The Company has a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following disaggregated revenue table and related discussions by reportable business segment for details:

	Years Ended December 31,
	2025	2024	2023
Aerospace Technologies
Commercial Aviation Original Equipment	$2,513	$2,223	$2,397
Commercial Aviation Aftermarket	7,777	7,144	6,241
Defense and Space	7,220	6,091	4,986
Net Aerospace Technologies sales	17,510	15,458	13,624
Industrial Automation
Sensing and Safety Technologies	1,171	1,824	1,983
Productivity Solutions and Services	1,132	1,202	1,313
Process Solutions	6,165	6,111	6,017
Warehouse and Workflow Solutions	933	914	1,443
Net Industrial Automation sales	9,401	10,051	10,756
Building Automation
Products	4,480	3,868	3,583
Building Solutions	2,887	2,672	2,448
Net Building Automation sales	7,367	6,540	6,031
Energy and Sustainability Solutions
UOP	3,134	2,644	2,586
Net Energy and Sustainability Solutions sales	3,134	2,644	2,586
Corporate and All Other	30	24	12
Net sales	$37,442	$34,717	$33,009
Aerospace Technologies – A global supplier of products, software, and services for aircrafts that it sells to original equipment manufacturers (OEM) and other customers in a variety of end markets including commercial air transport, business aviation, airlines, aircraft operators, and defense and space primes and U.S. government. Aerospace Technologies products and services include auxiliary power units, propulsion engines, environmental control systems, integrated avionics, connectivity services, electric power systems, engine controls, flight safety, communications, navigation hardware, data and software applications, radar and surveillance systems, aircraft lighting, management and technical services, advanced systems and instruments, satellite and space components, aircraft wheels and brakes, and thermal systems. Aerospace Technologies also provides spare parts, repair, overhaul, and maintenance services (principally to aircraft operators), and sells licenses or intellectual property to other parties. Honeywell Forge solutions enable customers to turn data into predictive maintenance and predictive analytics to enable better fleet management and make flight operations more efficient.
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
Energy and Sustainability Solutions – A global provider of energy security for customers through a century of domain expertise and innovation to provide efficient and responsible energy expansion through digitally optimized operations. The business segment is comprised of five end-market focused verticals: Refining, Petrochemicals, Low Carbon Energy, Gas & LNG, and Industrial Solutions. The reportable business segment is comprised of the UOP business unit. The UOP business delivers licensed process technology, equipment, engineering, catalysts, adsorbents, and services through end-to-end solutions to its customers enabled by the convergence of its domain expertise and vast installed base, combined with the Honeywell Forge platform. Forge provides connectivity, data integration, and software solutions powered by deep expertise across ESS which serve customer asset productivity and efficiency needs.
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
The Company recognizes revenue arising from performance obligations outlined in contracts with its customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based on timing of recognition is as follows:

	Years Ended December 31,
	2025	2024	2023
Products, transferred point in time	52%	53%	54%
Products, transferred over time	13	13	14
Net product sales	65	66	68
Services, transferred point in time	5	4	11
Services, transferred over time	30	30	21
Net service sales	35	34	32
Net sales	100%	100%	100%
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
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the Company's contract assets and liabilities balances:

	2025	2024
Contract assets—January 1	$2,155	$2,013
Contract assets—December 31[1]	2,403	2,155
Change in contract assets—increase (decrease)	248	142
Contract liabilities—January 1	(4,120)	(4,214)
Contract liabilities—December 31[2]	(3,839)	(4,120)
Change in contract liabilities—decrease (increase)	281	94
Net change	$529	$236

1
As of December 31, 2025 and 2024, contract assets excludes $68 million and $3 million, respectively, that are included in Assets held for sale in the Consolidated Balance Sheet. Refer to Note 2 Acquisitions, Divestitures, and Discontinued Operations.

2
As of December 31, 2025 and 2024, contract liabilities excludes $379 million and $21 million, respectively, that are included in Liabilities held for sale in the Consolidated Balance Sheet. Refer to Note 2 Acquisitions, Divestitures, and Discontinued Operations.

For the years ended December 31, 2025, and 2024, the Company recognized revenue of $1,964 million and $2,101 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets included $2,424 million and $2,102 million of unbilled balances under long-term contracts as of December 31, 2025, and 2024, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.
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
PERFORMANCE OBLIGATIONS
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When contracts with customers require highly complex integration or manufacturing services that are not separately identifiable from other promises in the contracts and, therefore, not distinct, then the entire contract is accounted for as a single performance obligation. In situations when the Company's contracts include distinct goods or services that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct goods or services. For any contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the estimated relative stand-alone selling price of each distinct good or service in the contract. For product sales, each product sold to a customer typically represents a distinct performance obligation. In such cases, the observable stand-alone sales are used to determine the stand-alone selling price.
Performance obligations are satisfied as of a point in time or over time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services, or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. The Company's remaining performance obligations as of December 31, 2025, are $37,475 million.
Performance obligations recognized as of December 31, 2025, will be satisfied over the course of future periods. The Company's disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 57% and 43%, respectively.
The timing of satisfaction of the Company's performance obligations does not significantly vary from the typical timing of payment. Typical payment terms of the Company's fixed price over time contracts include progress payments based on specified events or milestones or based on project progress. For some contracts, the Company may be entitled to receive an advance payment.
The Company applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for contracts for which the Company recognizes revenue in proportion to the amount the Company has the right to invoice for services performed.
73    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 4. REPOSITIONING AND OTHER (GAINS) CHARGES
A summary of net repositioning and other (gains) charges follows:

	Years Ended December 31,
	2025	2024	2023
Severance	$138	$136	$162
Asset impairments	11	22	41
Exit costs	61	63	132
Reserve adjustments	(57)	(97)	(56)
Total net repositioning charges	153	124	279
Asbestos-related charges and loss on asbestos liabilities divestiture, net of insurance and reimbursements[1]	214	61	534
Probable and reasonably estimable environmental liabilities, net of reimbursements	268	37	35
Gain on Resideo indemnification and reimbursement agreement termination[1]	(802)	—	—
Other charges	—	17	(4)
Total net repositioning and other (gains) charges	$(167)	$239	$844

1
Refer to Note 19 Commitments and Contingencies for further discussion of the 2025 asbestos liabilities divestiture transaction and gain related to the Resideo indemnification and reimbursement agreement termination.

The following table summarizes the pre-tax distribution of total net repositioning and other (gains) charges by classification in the Consolidated Statement of Operations:

	Years Ended December 31,
	2025	2024	2023
Cost of products and services sold	$513	$109	$680
Selling, general and administrative expenses	122	113	163
Other (income) expense	(802)	17	1
Total net repositioning and other (gains) charges	$(167)	$239	$844
The following table summarizes the pre-tax amount of total net repositioning and other (gains) charges by reportable business segment. These amounts are excluded from segment profit as described in Note 22 Segment Financial Data:

	Years Ended December 31,
	2025	2024	2023
Aerospace Technologies	$(3)	$(3)	$23
Industrial Automation	77	60	139
Building Automation	41	25	58
Energy and Sustainability Solutions	8	18	7
Corporate and All Other	(290)	139	617
Total net repositioning and other (gains) charges	$(167)	$239	$844
NET REPOSITIONING CHARGES
In 2025, the Company recognized gross repositioning charges totaling $210 million, including severance costs of $138 million related to workforce reductions of 3,425 manufacturing and administrative positions primarily in the Company's Industrial Automation and Building Automation reportable business segments. The workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $11 million related to the write-down of certain assets primarily within the Company's Industrial Automation reportable business segment and corporate function. The repositioning charges included exit costs of $61 million related to current period costs incurred for closure obligations associated with site transitions in the Company's Industrial Automation reportable business segment and corporate function. Also, $57 million of previously established reserves, primarily for severance, were returned to income due to higher-than-expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
74    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
In 2024, the Company recognized gross repositioning charges totaling $221 million, including severance costs of $136 million related to workforce reductions of 3,486 manufacturing and administrative positions mainly in the Company's Industrial Automation reportable business segment and corporate function. The workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $22 million related to the write-down of certain assets primarily within the Company's Building Automation reportable business segment. The repositioning charges included exit costs of $63 million related to current period costs incurred for closure obligations associated with site transitions in the Company's Industrial Automation reportable business segment. Also, $97 million of previously established reserves, primarily for severance, were returned to income due to higher-than-expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
In 2023, the Company recognized gross repositioning charges totaling $335 million, including severance costs of $162 million related to workforce reductions of 5,854 manufacturing and administrative positions mainly in the Company's Industrial Automation and Building Automation reportable business segments. The workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $41 million related to the write-down of certain assets within the Company's Industrial Automation reportable business segment and corporate function. The repositioning charges included exit costs of $132 million related to current period costs incurred for closure obligations associated with site transitions in the Company's Industrial Automation reportable business segment. Also, $56 million of previously established reserves, primarily for severance, were returned to income due to higher-than-expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
The following table summarizes the status of the Company's repositioning reserves, excluding amounts that are included in Liabilities held for sale in the Consolidated Balance Sheet:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2022	$229	$—	$74	$303
Charges	162	41	132	335
Usage—cash	(170)	—	(110)	(280)
Usage—noncash	—	(36)	—	(36)
Divestitures	—	(4)	(5)	(9)
Adjustments	(42)	(1)	(13)	(56)
Foreign currency translation	6	—	13	19
Balance at December 31, 2023	185	—	91	276
Charges	136	22	63	221
Usage—cash	(92)	—	(97)	(189)
Usage—noncash	—	(6)	—	(6)
Adjustments	(41)	(16)	(40)	(97)
Foreign currency translation	—	—	(2)	(2)
Reclassifications to Liabilities held for sale	(14)	—	(8)	(22)
Balance at December 31, 2024	174	—	7	181
Charges	138	11	61	210
Usage—cash	(90)	—	(63)	(153)
Usage—noncash	—	(10)	—	(10)
Adjustments	(52)	(1)	(3)	(56)
Foreign currency translation	6	—	—	6
Reclassifications to Liabilities held for sale	(6)	—	—	(6)
Balance at December 31, 2025	$170	$—	$2	$172
Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in 2025, 2024, and 2023 were $60 million, $57 million, and $53 million, respectively.
75    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 5. INCOME TAXES
INCOME BEFORE TAXES

	Years Ended December 31,
	2025	2024	2023
U.S.	$373	$1,442	$1,652
Non-U.S.	5,103	4,802	4,539
Total Income before taxes	$5,476	$6,244	$6,191
TAX EXPENSE
Tax expense consists of:

	Years Ended December 31,
	2025	2024	2023
Current
U.S. Federal	$49	$478	$13
U.S. State	27	57	22
Non-U.S.	914	943	1,038
Total current tax expense	990	1,478	1,073
Deferred
U.S. Federal	10	(209)	58
U.S. State	(54)	(23)	17
Non-U.S.	62	3	114
Total deferred tax expense (benefit)	18	(229)	189
Total Tax expense	$1,008	$1,249	$1,262
76    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The U.S. federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	December 31, 2025
	Amount	Percent
U.S. federal statutory income tax rate	1,150	21.0
State and local income taxes, net of federal income tax effect[1]	(45)	(0.8)
Foreign tax effects
Puerto Rico
Statutory tax rate difference between Puerto Rico and United States	124	2.3
Preferential tax rate	(252)	(4.6)
Other	54	1.0
Switzerland
Statutory tax rate difference between Switzerland and United States	(278)	(5.1)
Subnational tax effects	144	2.6
Other	(23)	(0.4)
Other foreign jurisdictions	265	4.9
Effect of cross-border tax laws
Global intangible low-taxed income	153	2.8
Other	(82)	(1.5)
Tax credits
Research and development tax credits	(214)	(3.9)
Other	(3)	(0.1)
Changes in valuation allowance	129	2.4
Nontaxable or nondeductible items
Impairment losses	164	3.0
Indemnification termination gain	(168)	(3.1)
Other	4	0.1
Changes in unrecognized tax benefits	(24)	(0.4)
Other adjustments
Outside basis differences	(71)	(1.3)
Other	(19)	(0.5)
Effective income tax rate	$1,008	18.4%

1	State taxes in Arizona and Illinois made up the majority (greater than 50 percent) of the tax effect in this category.
77    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The U.S. federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	Years Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
Taxes on non-U.S. earnings[1,2,3]	(0.7)	(2.4)
U.S. state income taxes[1]	0.6	0.2
Reserves for tax contingencies	1.6	3.9
Employee stock compensation	(0.7)	(0.3)
Restructuring[4]	(0.3)	—
U.S. federal tax credits	(2.2)	(1.7)
U.S. valuation allowance[4]	1.0	(0.1)
All other items—net	(0.3)	(0.2)
Effective income tax rate	20.0%	20.4%

1	Net of changes in valuation allowance.
2	Includes U.S. taxes on non-U.S. earnings, net of foreign tax credits.
3	2023 includes (4.2)% deferred tax benefit resulting from a non-U.S. legislative change, offset by 4.2% deferred tax expense resulting from a full valuation allowance.
4	2024 includes (1.0)% deferred tax benefit resulting from an outside basis difference in assets held for sale, offset by 1.0% deferred tax expense resulting from a full valuation allowance.
The effective tax rate decreased by 1.6 percentage points in 2025 compared to 2024, largely driven by an increase in benefit for U.S. federal tax credits. The Company’s 2025 non-U.S. effective tax rate was 19.1%, a decrease of 0.6 percentage points compared to 2024. The decrease in the non-U.S. effective tax rate was primarily attributable to changes in accruals on foreign tax matters partially offset by other foreign discrete adjustments.
The effective tax rate decreased by 0.4 percentage points in 2024 compared to 2023. The decrease was primarily attributable to a reduced benefit from taxes on non-U.S. earnings, offset by a decrease in accruals on various foreign tax matters. The Company’s 2024 non-U.S. effective tax rate was 19.7%, a decrease of 5.6 percentage points compared to 2023. The decrease in the non-U.S. effective tax rate was primarily attributable to changes in accruals on foreign tax matters and other foreign discrete adjustments, partially offset by increased expense on global minimum taxes.
78    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
DEFERRED TAX ASSETS (LIABILITIES)
The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

Deferred tax assets	December 31,
	2025	2024
Postretirement benefits other than pensions	$45	$50
Asbestos and environmental	189	373
Capitalized research and development	917	946
Employee compensation and benefits	104	130
Lease liabilities	212	228
Other accruals and reserves	389	375
Net operating losses	650	618
Capital loss carryover and outside basis differences	544	467
Tax credit carryforwards and other attributes	648	269
Gross deferred tax assets	3,698	3,456
Valuation allowance	(1,374)	(1,253)
Total deferred tax assets	2,324	2,203
Deferred tax liabilities
Deferred revenue	(175)	(244)
Pension	(1,339)	(1,481)
Property, plant and equipment	(351)	(212)
Right-of-use asset	(198)	(198)
Intangibles	(886)	(654)
Unremitted earnings of foreign subsidiaries	(482)	(488)
Other asset basis differences	(271)	(272)
Total deferred tax liabilities	(3,702)	(3,549)
Net deferred tax liability[1]	$(1,378)	$(1,346)

1
As of December 31, 2025, Net deferred tax liability excludes $136 million of deferred tax assets that are included in Assets held for sale in the Consolidated Balance Sheet. As of December 31, 2024, Net deferred tax liability excludes $124 million of deferred tax liabilities that are included in Liabilities held for sale in the Consolidated Balance Sheet. Refer to Note 2 Acquisitions, Divestitures, and Discontinued Operations.

The Company's gross deferred tax assets include $1,258 million related to non-U.S. operations comprised primarily of net operating losses and other tax attribute carryforwards in Germany, Luxembourg, Switzerland, and the United Kingdom. The Company maintains a valuation allowance of $1,058 million against a portion of the non-U.S. gross deferred tax assets and a valuation allowance of $316 million against the U.S. gross deferred tax asset, primarily related to capital loss and other credit carryforwards. The change in the valuation allowance resulted in an increase of $88 million, a decrease of $13 million, and an increase of $458 million to income tax expense in 2025, 2024, and 2023, respectively. If the Company determines that the likelihood of realization of existing deferred tax assets changes, a corresponding increase or decrease to valuation allowances will be recognized as an increase or reduction to income tax expense in the period that determination is made.
As of December 31, 2025, the Company's net operating loss, capital loss, tax credit carryforwards, and other attributes were as follows:

Jurisdiction	Net Operating and Capital Loss Carryforwards	Tax Credit Carryforwards and Other Attributes
U.S. Federal	$697	$72
U.S. State	267	21
Non-U.S.	3,611	223
Total	$4,575	$316
79    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Many jurisdictions impose limitations on the timing and utilization of net operating loss and tax credit carryforwards. Approximately $3,228 million of the non-U.S. net operating loss has no expiration period. The U.S. federal capital loss carryforward of $510 million expires in 2026. The remaining net operating loss, capital loss and credit carryforwards, and other tax attributes have expiration periods through 2045.
The table below summarizes the Company's change in unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023
Change in unrecognized tax benefits
Balance at beginning of year	$1,201	$1,215	$1,077
Gross increases related to current period tax positions	30	64	89
Gross increases related to prior periods tax positions	99	12	181
Gross decreases related to prior periods tax positions	(2)	(17)	—
Decrease related to resolutions of audits with tax authorities	(91)	(31)	(132)
Expiration of the statute of limitations for the assessment of taxes	(44)	(9)	(3)
Foreign currency translation	45	(33)	3
Balance at end of year	$1,238	$1,201	$1,215
As of December 31, 2025, 2024, and 2023, there were $1,238 million, $1,201 million, and $1,215 million, respectively, of unrecognized tax benefits that if recognized would be recorded as a component of tax expense.
The following table summarizes tax years that remain subject to examination by major tax jurisdictions as of December 31, 2025:

Jurisdiction	Open Tax Years
	Examination in progress	Examination not yet initiated
U.S. Federal	2017-2021	2022-2025
U.S. State	2013-2024	2025
Canada	2018-2021	2022-2025
China	2013-2024	2025
Germany	2017-2020	2021-2025
India	2006-2020	2021-2025
Malaysia	2019-2023	2024-2025
Puerto Rico	N/A	2020-2025
Switzerland	N/A	2020-2025
United Kingdom	2013-2023	2024-2025
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
Unrecognized tax benefits for examinations in progress were $874 million, $787 million, and $803 million as of December 31, 2025, 2024, and 2023, respectively. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax expense in the Consolidated Statement of Operations and totaled $55 million, $94 million, and $74 million for the years ended December 31, 2025, 2024, and 2023, respectively. Accrued interest and penalties were $751 million, $707 million, and $612 million as of December 31, 2025, 2024, and 2023, respectively.
80    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The amounts of cash taxes paid by the Company for continuing and discontinued operations are as follows:

December 31, 2025
Federal	$658
State	42
Foreign
Canada	105
China	156
Switzerland	224
All other foreign	613
Income taxes paid, net of refunds	$1,798
NOTE 6. INVENTORIES

	December 31,
	2025	2024
Raw materials	$1,638	$1,447
Work in process	1,203	1,153
Finished products	3,321	3,284
Total Inventories[1]	$6,162	$5,884

1
As of December 31, 2025 and 2024, Total Inventories excludes $394 million and $197 million, respectively, that are included in Assets held for sale in the Consolidated Balance Sheet. Refer to Note 2 Acquisitions, Divestitures, and Discontinued Operations.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT—NET

	December 31,
	2025	2024
Land and improvements	$177	$192
Machinery and equipment	8,095	7,724
Buildings and improvements	3,024	3,031
Construction in progress	764	764
Total Property, plant and equipment	12,060	11,711
Less: Accumulated depreciation	7,431	7,254
Total Property, plant and equipment—net[1]	$4,629	$4,457

1
As of December 31, 2025 and 2024, Total Property, plant and equipment—net excludes $153 million and $155 million, respectively, that are included in Assets held for sale in the Consolidated Balance Sheet. Refer to Note 2 Acquisitions, Divestitures, and Discontinued Operations.

Depreciation expense was $546 million, $493 million, and $490 million for the years ended December 31, 2025, 2024, and 2023, respectively.
81    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS—NET
The following table summarizes the change in the carrying amount of goodwill for the years ended December 31, 2025, and 2024, by reportable business segment:

	Aerospace Technologies	Industrial Automation	Building Automation	Energy and Sustainability Solutions	Corporate and All Other	Total Goodwill
December 31, 2023	$2,386	$9,650	$3,380	$916	$906	$17,238
Acquisitions	660	—	2,827	876	—	4,363
Currency translation adjustment	(18)	(75)	(71)	—	(7)	(171)
Reclassified to Assets held for sale	—	(411)	—	—	—	(411)
December 31, 2024	3,028	9,164	6,136	1,792	899	21,019
Acquisitions	(28)	—	122	1,259	—	1,353
Currency translation adjustment	25	312	181	1	50	569
Impairment	—	(724)	—	—	—	(724)
Reclassified to Assets held for sale	—	(1,138)	—	—	—	(1,138)
December 31, 2025	$3,025	$7,614	$6,439	$3,052	$949	$21,079
Other intangible assets are comprised of:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-life intangibles
Patents and technology	$3,354	$(1,714)	$1,640	$3,506	$(1,845)	$1,661
Customer relationships	6,325	(2,008)	4,317	6,378	(2,224)	4,154
Trademarks	297	(232)	65	398	(296)	102
Other	592	(272)	320	558	(268)	290
Total definite-life intangibles—net	10,568	(4,226)	6,342	10,840	(4,633)	6,207
Indefinite-life intangibles
Trademarks[1]	394	—	394	414	—	414
Total Other intangible assets—net[2]	$10,962	$(4,226)	$6,736	$11,254	$(4,633)	$6,621

1
An impairment charge of $44 million and $48 million was recorded on indefinite-lived intangible assets related to the Industrial Automation business and personal protective equipment business during the years ended December 31, 2025 and 2024, respectively.

2
As of December 31, 2025 and 2024, Total Other intangible assets—net excludes net carrying amount of $262 million and $597 million, respectively, that is included in Assets held for sale in the Consolidated Balance Sheet. Refer to Note 2 Acquisitions, Divestitures, and Discontinued Operations.

Intangible assets amortization expense includes $570 million, $411 million, and $290 million for the years ended December 31, 2025, 2024, and 2023, respectively. Estimated future intangible asset amortization expense for each of the next five years for intangible assets recorded as of December 31, 2025, is as follows:

December 31, 2025
2026	$599
2027	598
2028	584
2029	571
2030	549
82    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 9. DEBT AND CREDIT AGREEMENTS

	December 31,
	2025	2024
1.35% notes due 2025	—	1,250
2.50% notes due 2026	1,500	1,500
1.10% notes due 2027	1,000	1,000
3.50% euro notes due 2027	763	675
4.65% notes due 2027	1,150	1,150
4.95% notes due 2028	500	500
2.25% euro notes due 2028	881	779
4.25% notes due 2029	750	750
2.70% notes due 2029	750	750
4.875% notes due 2029	500	500
4.70% notes due 2030	1,000	1,000
3.375% euro notes due 2030	881	779
1.95% notes due 2030	949	1,000
4.95% notes due 2031	500	500
1.75% notes due 2031	1,496	1,500
4.75% notes due 2032	650	650
0.75% euro notes due 2032	587	519
3.75% euro notes due 2032	587	519
5.00% notes due 2033	1,100	1,100
4.50% notes due 2034	1,000	1,000
4.125% euro notes due 2034	1,174	1,039
5.00% notes due 2035	1,450	1,450
3.75% euro notes due 2036	881	779
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	442	442
2.80% notes due 2050	701	750
5.25% notes due 2054	1,750	1,750
5.35% notes due 2064	650	650
4.37% term loan due 2027	1,000	1,000
One month term SOFR plus 0.875% term loan due 2027	2,750	—
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
Other (including finance leases), 2.5% weighted average interest rate maturing at various dates through 2040	110	329
Fair value of hedging instruments	(79)	(136)
Debt issuance costs	(280)	(303)
Total Long-term debt and current related maturities	28,687	26,765
Less: Current maturities of long-term debt	1,546	1,325
Total Long-term debt	$27,141	$25,440
83    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The schedule of principal payments on long-term debt, excluding fair value of hedging instruments and debt issuance costs, is as follows:

December 31, 2025
2026	$1,546
2027	6,731
2028	1,588
2029	2,002
2030	2,830
Thereafter	14,349
Total Long-term debt and current related maturities	$29,046
Commercial Paper and Other Short-Term Borrowings
As of December 31, 2025, and 2024, the Company had $5.9 billion and $4.3 billion of Commercial paper and other short-term borrowings outstanding at a weighted average interest rate of 3.68% and 4.22%, respectively.
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
Term Loan Agreements
On July 1, 2025, the Company repaid its €196 million ($230 million) Euro Term Loan Credit Agreement due 2026.
On May 7, 2025, the Company entered into a Delayed Draw Term Loan Agreement (the Term Loan Agreement). The Term Loan Agreement provides for a delayed draw term loan facility of an aggregate principal amount of up to $6.0 billion comprised of two tranches: (i) commitments to provide loans in an aggregate principal amount of up to $4.0 billion (Tranche A-1) and (ii) commitments to provide loans in an aggregate amount of up to $2.0 billion (Tranche A-2), which expired on December 19, 2025. On May 30, 2025, the Company borrowed $4.0 billion under Tranche A-1, of which $2.75 billion remained outstanding as of December 31, 2025. Interest rates on the term loans under each tranche will be based on prevailing market rates, plus a margin, in addition to a commitment fee on unused amounts. Amounts borrowed under the Term Loan Agreement are required to be paid no later than May 7, 2027, unless the Term Loan Agreement is terminated earlier pursuant to its terms. The Term Loan Agreement is maintained for general corporate purposes and provides financial flexibility as the Company manages the separation of Honeywell from Honeywell Aerospace, into two independent public companies.
84    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
On August 12, 2024, the Company entered into a Fixed Rate Term Loan Credit Agreement (the Fixed Rate Term Loan Credit Agreement). The Fixed Rate Term Loan Credit Agreement provides for term loans in an aggregate principal amount of $1.0 billion at an interest rate of 4.37% and is maintained for general corporate purposes. Amounts borrowed under the Fixed Rate Term Loan Credit Agreement are required to be repaid no later than August 12, 2027, unless the Fixed Rate Term Loan Credit Agreement is terminated earlier pursuant to its terms. Amounts borrowed under the Fixed Rate Term Loan Credit Agreement may be repaid at the Company’s election at any time, and from time to time, in whole or in part. Prior to August 12, 2026, principal payments in respect of the term loans will be subject to a make-whole premium, not to exceed 101% of the aggregate principal amount of the term loans to be prepaid. As of December 31, 2025 and December 31, 2024, there were $1.0 billion of borrowings outstanding under the Fixed Rate Term Loan Credit Agreement.
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
As of December 31, 2025, there were no outstanding borrowings under the 364-Day Credit Agreement or the Five-Year Credit Agreement.
Pre-Separation Funding
In connection with the spin-off of the Advanced Materials business, Solstice issued 5.625% Senior Notes due September 30, 2033 in an aggregate principal amount of $1.0 billion (the Notes) pursuant to an indenture, dated as of September 30, 2025. The proceeds from the Notes offering were held in escrow until satisfaction of the conditions precedent to the spin-off and certain other escrow release conditions. The Notes are senior unsecured obligations of Solstice, guaranteed on a senior unsecured basis by certain of its domestic subsidiaries and, from and after the escrow release date, are guaranteed on a senior unsecured basis by each of Solstice's existing and future domestic subsidiaries that guarantees Solstice's senior credit facilities. On October 29, 2025, the proceeds from the Notes offering were released from escrow.
On October 29, 2025, Solstice entered into a credit agreement which provides for (i) a seven-year senior secured first-lien term B loan facility in an aggregate principal amount of $1.0 billion and (ii) a five-year senior secured first-lien revolving credit facility with aggregate commitments of $1.0 billion. Solstice borrowed $1.0 billion under the term B loan on October 29, 2025.
Solstice used the net proceeds from the sale of the Notes and the borrowings under the term B loan facility to make a distribution to Honeywell of $1.5 billion upon completion of the spin-off on October 30, 2025. As a result of the spin-off, these borrowings are not an obligation of Honeywell.
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
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Operating lease cost	$235	$232	$217
Variable lease cost	5	7	4
Short-term lease cost	7	2	13
Finance lease cost
Amortization of right-of-use assets	51	74	54
Interest on lease liability	3	5	3
Total finance lease cost	54	79	57
Total lease cost	$301	$320	$291
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$236	$227	$217
Operating cash flows for finance leases	4	5	3
Financing cash flows for finance leases	52	73	54
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$241	$211	$295
Finance leases	20	79	40
86    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Supplemental balance sheet information related to leases was as follows:

	December 31,
	2025	2024
Operating leases
Other assets[1]	$876	$936
Accrued liabilities	$174	$176
Other liabilities	809	863
Total operating lease liabilities[2]	$983	$1,039
Finance leases
Property, plant and equipment	$171	$196
Accumulated depreciation	(110)	(107)
Property, plant and equipment—net	$61	$89
Current maturities of long-term debt	$37	$47
Long-term debt	27	46
Total finance lease liabilities	$64	$93
Weighted average remaining lease term
Operating leases	8 years	9 years
Finance leases	2 years	2 years
Weighted average discount rate
Operating leases	4.3%	3.4%
Finance leases	4.5%	4.2%

1
As of December 31, 2025 2024, Other assets excludes $88 million and $16 million, respectively, of right-of-use assets related to operating leases that are included in Assets held for sale in the Consolidated Balance Sheet. Refer to Note 2 Acquisitions, Divestitures, and Discontinued Operations.

2
As of December 31, 2025, Total operating lease liabilities excludes $13 million and $81 million of Accrued liabilities and Other liabilities, respectively, that are included in Liabilities held for sale in the Consolidated Balance Sheet. As of December 31, 2024, Total operating lease liabilities excludes $5 million and $11 million of Accrued liabilities and Other liabilities, respectively, that are included in Liabilities held for sale in the Consolidated Balance Sheet. Refer to Note 2 Acquisitions, Divestitures, and Discontinued Operations.

As of December 31, 2025, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2026	$224	$39
2027	202	20
2028	178	6
2029	142	2
2030	106	—
Thereafter	411	—
Total lease payments	1,263	67
Less: Interest	186	3
Less: Lease liabilities held for sale	94	—
Total maturities of lease liabilities	$983	$64
87    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
The Company uses foreign currency exchange contracts to hedge foreign currency exposure. These contracts are marked-to-market in net income and offset gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. The Company also uses foreign currency contracts to hedge forecasted sales and purchases, which are denominated in non-functional currencies. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of these foreign currency exchange contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. As of December 31, 2025, and 2024, the Company held contracts with notional amounts of $10,191 million and $9,155 million, respectively, to exchange foreign currencies, principally the U.S. dollar, euro, Canadian dollar, British pound, Mexican peso, Chinese renminbi, and Indian rupee.
The Company also designates certain foreign currency debt and derivative contracts as hedges against portions of its net investment in foreign operations. Gains or losses of the foreign currency debt and derivative contracts designated as net investment hedges are recorded in the same manner as foreign currency translation adjustments.
COMMODITY PRICE RISK MANAGEMENT
The Company's operations subject the Company to risk related to the price volatility of certain commodities. To mitigate the commodity price risk associated with the Company's operations, the Company may enter into commodity derivative instruments. In both 2025 and 2024, the Company entered into various contracts to mitigate commodity price volatility. The Company elected to apply hedge accounting to these contracts.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
DERIVATIVE AND HEDGING INSTRUMENTS
The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheet:

	Notional		Fair Value Asset		Fair Value (Liability)
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Derivatives in fair value hedging relationships
Interest rate swap agreements	$4,068	$3,899	$14	$3	$(93)	$(139)
Derivatives in cash flow hedging relationships
Foreign currency exchange contracts	509	802	—	11	(6)	(10)
Commodity contracts	—	1	—	—	—	—
Derivatives in net investment hedging relationships
Cross currency swap agreements	6,139	7,214	—	124	(801)	(56)
Total derivatives designated as hedging instruments	10,716	11,916	14	138	(900)	(205)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	9,682	8,353	4	3	(5)	(5)
Total derivatives at fair value	$20,398	$20,269	$18	$141	$(905)	$(210)
All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Accrued liabilities or Other liabilities.
In addition to the foreign currency derivative contracts designated as net investment hedges, certain of the Company's foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $6,962 million and $6,158 million as of December 31, 2025, and 2024, respectively.
Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Gains and losses on interest rate swap agreements recognized in earnings were $57 million of income, $30 million of expense, and $121 million of income for the years ended December 31, 2025, 2024, and 2023, respectively. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.
The following table sets forth the amounts recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Long-term debt	$3,989	$3,763	$(79)	$(136)
89    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following tables summarize the location and impact to the Consolidated Statement of Operations related to derivative instruments:

	Year Ended December 31, 2025
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other Income (Expense)	Interest and Other Financial Charges
	$37,442	$16,153	$7,460	$5,450	$1,247	$1,344
Gain (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive loss into income	—	(3)	(2)	—	—	—
Gain (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	(57)
Derivatives designated as hedges	—	—	—	—	—	57
Gain (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	(376)	—

	Year Ended December 31, 2024
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other Income (Expense)	Interest and Other Financial Charges
	$34,717	$15,017	$6,343	$5,235	$843	$1,048
Gain (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive loss into income	2	—	—	5	—	—
Gain (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	(30)
Derivatives designated as hedges	—	—	—	—	—	30
Gain (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	147	—
90    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Year Ended December 31, 2023
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other Income (Expense)	Interest and Other Financial Charges
	$33,009	$14,836	$5,801	$4,887	$830	$749
Gain (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive loss into income	15	26	10	10	—	—
Gain (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	(121)
Derivatives designated as hedges	—	—	—	—	—	121
Gain (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	(110)	—
As of December 31, 2025, the Company estimates that approximately $6 million of net derivative losses related to its cash flow hedges included in Accumulated other comprehensive loss will be reclassified into earnings within the next 12 months.
The following table summarizes the amount of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive loss:

	Years Ended December 31,
	2025	2024
Euro-denominated long-term debt	$(664)	$249
Euro-denominated commercial paper	(139)	72
Cross currency swap agreements	(868)	190
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
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$4	$—	$4	$—	$14	$—	$14
Available for sale investments	50	481	—	531	69	427	—	496
Interest rate swap agreements	—	14	—	14	—	3	—	3
Cross currency swap agreements	—	—	—	—	—	124	—	124
Investments in equity securities	3	—	—	3	8	—	—	8
Right to HWI Net Sale Proceeds	—	—	4	4	—	—	6	6
Total assets	$53	$499	$4	$556	$77	$568	$6	$651
Liabilities
Foreign currency exchange contracts	$—	$11	$—	$11	$—	$15	$—	$15
Interest rate swap agreements	—	93	—	93	—	139	—	139
Cross currency swap agreements	—	801	—	801	—	56	—	56
Total liabilities	$—	$905	$—	$905	$—	$210	$—	$210
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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$992	$961	$708	$652
Liabilities
Long-term debt and related current maturities	$28,688	$28,144	$26,826	$25,503
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
As of December 31, 2025, the Company measured the disposal group of the Productivity Solutions and Services and Warehouse and Workflow Solutions businesses at fair value, less costs to sell. As of December 31, 2024, the Company measured the disposal group of the PPE business at fair value, less costs to sell. The fair value of the disposal groups were determined using significant unobservable inputs based on expected proceeds to be received upon the sales of the businesses, and are considered level 3. See Note 2 Acquisitions, Divestitures, and Discontinued Operations for more information on the disposal groups.
92    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 13. ACCRUED LIABILITIES

	December 31,
	2025	2024
Customer advances and deferred income	$3,860	$3,429
Compensation, benefit and other employee related	1,401	1,328
Income taxes	791	957
Accrued interest	384	379
Other taxes	215	252
Product warranties and performance guarantees	180	202
Environmental costs	180	237
Derivative liabilities	178	—
Operating lease liabilities	174	176
Repositioning	172	181
Insurance	45	60
Asbestos-related liabilities	—	157
Other (primarily operating expenses)	882	697
Total Accrued liabilities[1]	$8,462	$8,055

1
As of December 31, 2025 and 2024, Total Accrued liabilities excludes $484 million and $110 million, respectively, that are included in Liabilities held for sale in the Consolidated Balance Sheet. Refer to Note 2 Acquisitions, Divestitures, and Discontinued Operations.

NOTE 14. OTHER LIABILITIES

	December 31,
	2025	2024
Income taxes	$1,518	$1,423
Pension and other employee related	1,147	1,203
Deferred income	1,111	1,166
Operating lease liabilities	809	863
Derivative liabilities	716	195
Environmental costs	714	389
Insurance	210	244
Product warranties and performance guarantees	40	35
Asset retirement obligations	18	15
Other	125	48
Total Other liabilities[1]	$6,408	$5,581

1
As of December 31, 2025 and 2024, Total Other liabilities excludes $182 million and $22 million, respectively, that are included in Liabilities held for sale in the Consolidated Balance Sheet. Refer to Note 2 Acquisitions, Divestitures, and Discontinued Operations.

93    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 15. STOCK-BASED COMPENSATION PLANS
The 2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (2016 Plan) and 2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. (2016 Directors Plan) were both approved by the shareowners at the Annual Meeting of Shareowners effective on April 25, 2016. As of December 31, 2025, there were 25.3 million and 0.8 million shares of Honeywell common stock available for future grants under terms of the 2016 Plan and 2016 Directors Plan, respectively.
In connection with the spin-off of the Advanced Materials business as described in Note 2 Acquisitions, Divestitures, and Discontinued Operations, all outstanding equity awards were equitably converted to preserve the pre-spin-off value, as required by the 2016 Plan and the 2016 Directors Plan. For vested and unexercised stock options, as well as unvested stock options and restricted stock unit (RSU) awards associated with Honeywell employees, the exercise price and number of shares were adjusted as applicable. The terms of the outstanding awards, including remaining vesting periods of unvested awards, remain the same after conversion. For all unvested stock options and RSU awards associated with Solstice employees, the awards were equitably converted into Solstice awards and are no longer outstanding under the Company’s plans. The adjustments did not result in additional compensation expense.
The information disclosed in this note includes the results of both continuing and discontinued operations in the aggregate.
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
The following table summarizes the impact to the Consolidated Statement of Operations from stock options:

	Years Ended December 31,
	2025	2024	2023
Compensation expense	$50	$52	$48
Future income tax benefit recognized	10	12	11
The following table sets forth fair value per share information, including related weighted average assumptions, used to determine compensation cost:

	Years Ended December 31,
	2025	2024	2023
Weighted average fair value per share of options granted during the year[1]	$43.69	$37.88	$38.84
Assumptions
Expected annual dividend yield	2.55%	2.60%	2.50%
Expected volatility	23.21%	21.45%	22.42%
Risk-free rate of return	4.03%	4.08%	3.94%
Expected option term (years)	4.92	4.87	4.86

1	Estimated on date of grant using Black-Scholes option-pricing model.
94    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table summarizes information about stock option activity for the three years ended December 31, 2025:

	Number of Options (in millions)	Weighted Average Exercise Price
Outstanding at December 31, 2022	14.1	$147.14
Granted	1.6	195.27
Exercised	(1.7)	123.12
Lapsed or canceled	(0.6)	192.22
Outstanding at December 31, 2023	13.4	153.86
Granted	1.6	198.20
Exercised	(4.2)	125.30
Lapsed or canceled	(0.4)	195.71
Outstanding at December 31, 2024	10.4	170.29
Awards transferred to Solstice at spin-off	(0.2)	147.23
Adjustment to awards related to spin-off of Solstice	0.6	N/A
Granted	1.6	212.23
Exercised	(1.8)	130.42
Lapsed or canceled	(0.4)	178.87
Outstanding at December 31, 2025	10.2	$172.62
Vested and expected to vest at December 31, 2025[1]	9.4	$172.06
Exercisable at December 31, 2025	6.9	$163.04

1
Represents the sum of vested options of 6.9 million and expected to vest options of 2.5 million. Expected to vest options are derived by applying the pre-vesting forfeiture rate assumption to total outstanding unvested options of 3.3 million.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2025:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Number Outstanding (in millions)	Weighted Average Life[1]	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable (in millions)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$93.56–$99.99	0.1	0.15	$93.56	$10	0.1	$93.56	$10
$100.00–$134.99	1.0	1.38	114.42	85	1.1	114.42	85
$135.00–$189.99	6.3	5.29	172.50	142	4.5	167.49	136
$190.00–$224.38	2.8	7.23	197.87	3	1.2	194.00	3
	10.2	5.36	$172.62	$240	6.9	$163.04	$234

1	Average remaining contractual life in years.
There were 6.9 million and 9.6 million options exercisable at weighted average exercise prices of $157.58 and $138.24 as of December 31, 2024, and 2023, respectively.
The following table summarizes the financial statement impact from stock options exercised:

	Years Ended December 31,
	2025	2024	2023
Intrinsic value[1]	$143	$357	$122
Tax benefit realized	33	76	27

1	Represents the amount by which the stock price exceeded the exercise price of the options on the date of exercise.
At December 31, 2025, there was $96 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted average period of 2.42 years. The total fair value of options vested for the years ended December 31, 2025, 2024, and 2023, was $48 million, $49 million, and $48 million, respectively.
95    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
RESTRICTED STOCK UNITS
RSU awards entitle the holder to receive one share of common stock for each unit when the units vest. RSUs are issued to certain key employees and directors as compensation at fair market value at the date of grant. RSUs generally become fully vested over periods ranging from three to six years and are payable in Honeywell common stock upon vesting. Certain RSU awards are performance-based and awarded to eligible employees which entitle the grantee to receive shares of common stock if specified Company performance goals are achieved during the performance period and if the grantee remains employed through the vesting period.
The following table summarizes information about RSU activity for the three years ended December 31, 2025:

	Number of Restricted Stock Units (in millions)	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2022	2.7	$181.10
Granted	1.1	194.81
Vested	(0.9)	171.92
Forfeited	(0.3)	187.13
Non-vested at December 31, 2023	2.6	189.18
Granted	1.0	200.44
Vested	(0.8)	185.70
Forfeited	(0.3)	191.68
Non-vested at December 31, 2024	2.5	194.85
Awards transferred to Solstice at spin-off	(0.1)	204.06
Adjustment to awards related to spin-off of Solstice	0.1	N/A
Granted	1.3	206.97
Vested	(0.8)	191.73
Forfeited	(0.3)	198.18
Non-vested at December 31, 2025	2.7	$191.35
As of December 31, 2025, there was approximately $264 million of total unrecognized compensation cost related to non-vested RSUs granted under the Company's stock plans which is expected to be recognized over a weighted average period of 1.77 years.
The following table summarizes the impact to the Consolidated Statement of Operations from RSUs:

	Years Ended December 31,
	2025	2024	2023
Compensation expense	$156	$142	$154
Future income tax benefit recognized	28	30	32
96    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 16. EARNINGS PER SHARE
The details of the earnings per share calculations for the years ended December 31, 2025, 2024, and 2023, are as follows (shares in millions):

Basic	Years Ended December 31,
	2025	2024	2023
Net income from continuing operations attributable to Honeywell	4,461	4,968	4,913
Net income from discontinued operations attributable to Honeywell	268	737	745
Net income attributable to Honeywell	$4,729	$5,705	$5,658
Weighted average shares outstanding	639.0	650.9	663.0

Earnings per share of common stock from continuing operations—basic	$6.98	$7.63	$7.41
Earnings per share of common stock from discontinued operations—basic	$0.42	$1.13	$1.12
Earnings per share of common stock—basic	$7.40	$8.76	$8.53

Assuming Dilution	Years Ended December 31,
	2025	2024	2023
Net income from continuing operations attributable to Honeywell	4,461	4,968	4,913
Net income from discontinued operations attributable to Honeywell	268	737	745
Net income attributable to Honeywell	$4,729	$5,705	$5,658
Average shares
Weighted average shares outstanding	639.0	650.9	663.0
Dilutive securities issuable—stock plans	3.8	4.4	5.2
Total weighted average diluted shares outstanding	642.8	655.3	668.2

Earnings per share of common stock from continuing operations—assuming dilution	$6.94	$7.58	$7.36
Earnings per share of common stock from discontinued operations—assuming dilution	0.42	1.13	1.11
Earnings per share of common stock—assuming dilution	$7.36	$8.71	$8.47
The diluted earnings per share calculations exclude the effect of stock options when the cost to exercise an option exceeds the average market price of the common shares during the period. In 2025, 2024, and 2023, the weighted average number of stock options excluded from the computations was 2.9 million, 3.9 million, and 4.5 million, respectively. These stock options were outstanding at the end of each of the respective periods.
As of December 31, 2025, and 2024, the total shares outstanding were 635.3 million and 649.8 million, respectively, and as of December 31, 2025, and 2024, total shares issued were 957.6 million.
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

	Pre-tax	Tax	After-Tax
Year Ended December 31, 2023
Foreign exchange translation adjustment	$(269)	$—	$(269)
Pension and other postretirement benefit adjustments	(538)	131	(407)
Changes in fair value of available for sale investments	5	—	5
Changes in fair value of cash flow hedges	17	(6)	11
Total net current period other comprehensive income (loss)	$(785)	$125	$(660)
Year Ended December 31, 2024
Foreign exchange translation adjustment	$229	$—	$229
Pension and other postretirement benefit adjustments	542	(129)	413
Changes in fair value of available for sale investments	1	—	1
Changes in fair value of cash flow hedges	(8)	9	1
Total net current period other comprehensive income (loss)	$764	$(120)	$644
Year Ended December 31, 2025
Foreign exchange translation adjustment	$(907)	$—	$(907)
Pension and other postretirement benefit adjustments	(944)	208	(736)
Changes in fair value of available for sale investments	6	—	6
Changes in fair value of cash flow hedges	(20)	2	(18)
Total net current period other comprehensive income (loss)	$(1,865)	$210	$(1,655)
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

	December 31,
	2025	2024
Cumulative foreign exchange translation adjustment	$(3,779)	$(2,872)
Pension and other postretirement benefit adjustments	(1,378)	(642)
Fair value adjustments of available for sale investments	5	(1)
Fair value adjustments of cash flow hedges	6	24
Total Accumulated other comprehensive loss	$(5,146)	$(3,491)
98    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2022	$(2,832)	$(648)	$(7)	$12	$(3,475)
Other comprehensive income (loss) before reclassifications	(269)	(477)	5	60	(681)
Amounts reclassified from accumulated other comprehensive loss	—	70	—	(49)	21
Net current period other comprehensive income (loss)	(269)	(407)	5	11	(660)
Balance at December 31, 2023	(3,101)	(1,055)	(2)	23	(4,135)
Other comprehensive income (loss) before reclassifications	229	343	1	17	590
Amounts reclassified from accumulated other comprehensive loss	—	70	—	(16)	54
Net current period other comprehensive income (loss)	229	413	1	1	644
Balance at December 31, 2024	(2,872)	(642)	(1)	24	(3,491)
Other comprehensive income (loss) before reclassifications	(1,201)	(769)	6	(26)	(1,990)
Amounts reclassified from accumulated other comprehensive loss	180	22	—	(2)	200
Spin-off	114	11	—	10	135
Net current period other comprehensive income (loss)	(907)	(736)	6	(18)	(1,655)
Balance at December 31, 2025	$(3,779)	$(1,378)	$5	$6	$(5,146)
RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

	Year Ended December 31, 2025
	Affected Line in the Consolidated Statement of Operations
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Interest and Other Financial Charges	Total
Amortization of pension and other postretirement benefit items
Actuarial losses recognized	$—	$—	$—	$—	$154	$—	$154
Prior service (credit) recognized	—	—	—	—	(9)	—	(9)
Settlements and curtailments	—	—	—	—	(91)		(91)
Foreign currency translation adjustments	—	—	—	—	180	—	180
Total before tax	$—	$—	$—	$—	$234	$—	$234
Tax expense (benefit)							(34)
Total reclassifications for the period, net of tax							$200
99    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
On April 24, 2023, the Board authorized the repurchase of up to a total of $10.0 billion of Honeywell common stock. Approximately $1.7 billion remained available as of December 31, 2025, for additional share repurchases.
Total following table summarizes the Company's repurchases of common stock:

	Years Ended December 31,
	2025		2024		2023
	Shares (in millions)	$	Shares (in millions)	$	Shares (in millions)	$
Reacquired stock or repurchases of common stock[1]	18.1	3,819	8.0	1,672	19.2	3,715

1	Includes excise tax on net share repurchases.
The Company is authorized to issue up to 40.0 million shares of preferred stock, without par value, and can determine the number of shares of each series, and the rights, preferences, and limitations of each series. At December 31, 2025, there was no preferred stock outstanding.
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
The following table summarizes information concerning the Company's recorded liabilities for environmental costs:

	Years Ended December 31,
	2025	2024	2023
Beginning of year	$626	$586	$569
Accruals for environmental matters deemed probable and reasonably estimable	443	261	213
Environmental liability payments	(175)	(221)	(196)
End of year	$894	$626	$586
Environmental liabilities are included in the following balance sheet accounts:

	December 31,
	2025	2024
Accrued liabilities	$180	$237
Other liabilities	714	389
Total environmental liabilities	$894	$626
In conjunction with the Resideo spin-off, the Company entered into an indemnification and reimbursement agreement with a Resideo subsidiary, pursuant to which Resideo’s subsidiary had an ongoing obligation to make cash payments to Honeywell in amounts equal to 90% of Honeywell’s annual net spending for environmental matters at certain sites as defined in the agreement. As the Company incurred costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90% of such costs was also recorded. The receivable amount recorded in 2024 was $202 million. As of December 31, 2024, Other current assets and Other assets included $140 million and $583 million, respectively, for the short-term and long-term portion of the receivable amount due from Resideo under the indemnification and reimbursement agreement.
The amount payable to Honeywell in any given year was subject to a cap of $140 million, and the payment obligation was to continue until the earlier of December 31, 2043, or December 31 of the third consecutive year during which the annual payment obligation is less than $25 million. Reimbursements associated with this agreement were collected from Resideo quarterly and were $105 million and $140 million, respectively, in 2025 and 2024 and offset operating cash outflows incurred by the Company.
101    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
In 2025, the Company and Resideo entered into a termination agreement for the accelerated monetization of the indemnification and reimbursement agreement. Upon closing of the transactions contemplated pursuant to the termination agreement, the Company received a one-time cash payment of $1,590 million in lieu of all future payments to which the Company was entitled pursuant to the indemnification and reimbursement agreement. The Company applied the one-time cash payment and the third quarter 2025 quarterly reimbursement payment against the outstanding receivable balance due from Resideo. The Company recognized a gain of $802 million in Other (income) expense for the cash proceeds received in excess of the receivables due from Resideo.
As a result of the termination agreement, Resideo no longer has any obligation to make cash payments to Honeywell in respect of Honeywell's net spending for environmental matters.
Also in 2025, the Company enhanced its process for estimating environmental liabilities at sites undergoing active remediation. By leveraging improved data availability and refining historical analytics, the Company implemented an improved methodology for estimating environmental liabilities related to actively managed environmental sites, resulting in an increase of the estimated environmental liabilities of $211 million. The Company does not currently possess sufficient additional information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation, or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, although they could be material to the Company's consolidated results of operations and operating cash flows in the periods recognized or paid. However, considering the Company's past experience and existing reserves, the Company does not expect that environmental matters will have a material adverse effect on its consolidated financial position.
ASBESTOS MATTERS
Honeywell is named in asbestos-related personal injury claims related to North American Refractories Company (NARCO), which was sold in 1986, and the Bendix Friction Materials (Bendix) business, which was sold in 2014.
The following tables summarize information concerning NARCO and Bendix asbestos-related balances:
ASBESTOS-RELATED LIABILITIES

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$1,482	$—	$1,482	$1,644	$—	$1,644	$1,291	$1,325	$2,616
Accrual for update to estimated liability	42	—	42	41	1	42	43	5	48
Change in estimated cost of future claims	15	—	15	20	—	20	423	—	423
Update of expected resolution values for pending claims	—	—	—	—	—	—	56	—	56
Asbestos-related liability payments	(161)	—	(161)	(223)	(1)	(224)	(169)	(5)	(174)
Loss on asbestos liabilities divestiture	148	—	148	—	—	—	—	—	—
Liability divestiture transaction	(1,526)	—	(1,526)	—	—	—	—	—	—
NARCO Buyout	—	—	—	—	—	—	—	(1,325)	(1,325)
End of year	$—	$—	$—	$1,482	$—	$1,482	$1,644	$—	$1,644
102    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
INSURANCE RECOVERIES FOR ASBESTOS-RELATED LIABILITIES

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$110	$80	$190	$123	$88	$211	$130	$135	$265
Probable insurance recoveries related to estimated liability	—	—	—	3	—	3	11	—	11
Insurance receipts for asbestos-related liabilities	(12)	(5)	(17)	(16)	(8)	(24)	(18)	(21)	(39)
Insurance receivables settlements and write-offs	—	—	—	—	—	—	—	(26)	(26)
Liability divestiture transaction	(98)	—	(98)	—	—	—	—	—	—
End of year	$—	$75	$75	$110	$80	$190	$123	$88	$211
NARCO and Bendix asbestos-related balances are included in the following balance sheet accounts:

	December 31,
	2025	2024
Other current assets	$5	$19
Other assets	70	171
Total insurance recoveries for asbestos-related liabilities	$75	$190
Accrued liabilities	$—	$157
Asbestos-related liabilities	—	1,325
Total asbestos-related liabilities	$—	$1,482
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
On February 16, 2023, the HWI Sale closed. Pursuant to the Amended Buyout Agreement, during 2025, 2024 and 2023, Honeywell received $2 million, $3 million and $275 million of proceeds from the HWI sale, respectively.
Bendix Products – Bendix manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements.
As of December 31, 2024, the Consolidated Financial Statements reflected an estimated liability for resolution of asserted (claims filed as of the financial statement date) and unasserted Bendix-related asbestos claims, which excluded the Company’s ongoing legal fees to defend such asbestos claims which will continue to be expensed as they are incurred.
The Company reflected the inclusion of all years of epidemiological disease projection through 2059 when estimating the liability for unasserted Bendix-related asbestos claims. Such liability for unasserted Bendix-related asbestos claims was based on historic and anticipated claims filing experience and dismissal rates, disease classifications, and average resolution values in the tort system over a defined look-back period. The Company valued Bendix asserted and unasserted claims using average resolution values for the previous two years. The Company reviewed the valuation assumptions and average resolution values used to estimate the cost of Bendix asserted and unasserted claims during the fourth quarter each year.
In 2023, the Company recognized a $522 million expense and corresponding adjustment to its estimated liability for Bendix asbestos-related claims. This amount included $434 million attributable primarily to shortening the look-back period to the two most recent years, and to a lesser extent to increasing expected resolution values for a subset of asserted claims to adjust for higher claim values in that subset than in the modelled two-year data set.
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
Liability Divestiture Transaction
On September 29, 2025, the Company permanently divested all of its legacy Bendix asbestos liabilities and certain non-Bendix asbestos liabilities, contributing cash and transferring asbestos liabilities to a third party entity. As part of the agreement, the Company will be indemnified from future asbestos claims. Under the terms of the agreement, the Company contributed $1,428 million in cash and derecognized $1,526 million of asbestos liabilities and $98 million of related insurance assets. Included in the Company's 2025 results is a pre-tax loss on settlement of the divestiture of $148 million, which was recorded in Cost of products and services sold in the Consolidated Statement of Operations.
SEC MATTER
The Company is cooperating with a formal investigation by the SEC which is focused on certain financial reporting matters, including with respect to the Company's former Performance Materials and Technologies segment. At this time, the Company does not expect the outcome of this matter to have a material adverse effect on the Company's consolidated results of operations, cash flows, or financial position.
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
LITIGATION MATTERS
Flexjet v. Honeywell International Inc.
Flexjet, LLC (Flexjet) provides private jet services to customers. Honeywell maintains aircraft engine maintenance service contracts with Flexjet. During the COVID-19 pandemic, a customer dispute arose over delayed engine deliveries and specified engine enrollments under these maintenance service contracts. In 2021, the Company notified Flexjet that it was invoking force majeure provisions in response to the pandemic. On March 1, 2023, Flexjet brought suit against the Company, alleging breach of the parties’ aircraft engine maintenance service agreement (the MSA), seeking liquidated damages for delayed engine repairs, and claiming that its liquidated damages continue to accrue related to engines awaiting repair. Additionally, two third-party aircraft repair and services companies, Duncan Aviation, Inc. (Duncan) and StandardAero Business Aviation Services, LLC (StandardAero) each sued Flexjet for amounts allegedly owed for services provided, and Flexjet filed third-party complaints in those cases on January 10, 2025 and June 10, 2025, respectively, purporting to join the Company as a third-party defendant.
The Company recorded accruals in accordance with ASC 450, Contingencies, with respect to the Flexjet-related matters. In December 2025, the Company announced it was in ongoing settlement negotiations with Flexjet and the other parties to the litigation matters. Based on negotiations as of December 22, 2025, the Company increased the accrual for this matter by approximately $370 million in the fourth quarter of 2025, which resulted in a reduction to sales and operating income by approximately $310 million and $370 million, respectively.
On January 16, 2026, the Company completed a comprehensive settlement relating to its lawsuit with Flexjet. As part of this comprehensive settlement, the Company entered into settlement agreements with Duncan, StandardAero, and Flexjet. As of January 21, 2026, each of these cases have been dismissed. These settlements resolve all legal disputes among the parties arising out of the alleged breach of the MSA.
In connection with these settlements, the Company paid $59 million in December 2025 associated with the Duncan and StandardAero settlements. The Company paid $375 million in the first quarter of 2026 associated with a settlement payment to Flexjet.
Contemporaneous with the Company’s entry into the settlement agreement with Flexjet, Flexjet and Honeywell amended the MSA to extend the term through 2035.
OTHER MATTERS
The Company is subject to a number of other lawsuits, investigations, and claims (some of which involve substantial dollar amounts) arising out of the conduct of the its business operations or those of previously owned entities, including matters relating to commercial transactions, government contracts, product liability, the integration of emerging technologies (such as, but not limited to, artificial intelligence and machine learning), prior acquisitions and divestitures, employment, employee benefit plans, intellectual property, legal, and environmental, health, and safety matters. The Company recognizes liabilities for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments or outcomes in such matters, as well as potential ranges of probable losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts.
105    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Given the uncertainty inherent in litigation and investigations, including those discussed in this Note 19, the Company cannot predict when or how these matters will be resolved and does not believe it is possible to develop estimates of reasonably possible loss (or a range of possible loss) in excess of current accruals for commitment and contingency matters. Considering the Company's past experience and existing accruals, the Company does not expect the outcome of such matters, either individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial position. Because most contingencies are resolved over long periods of time, potential liabilities are subject to change due to new developments (including new discovery of facts, changes in legislation, and outcomes of similar cases through the judicial system), changes in assumptions or changes in settlement strategy, which could cause the Company to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on the Company's consolidated results of operations or operating cash flows in the periods recognized or paid.
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

	Years Ended December 31,
	2025	2024	2023
Beginning of year	$237	$219	$213
Accruals for warranties/guarantees issued during the year	144	186	139
Adjustment of pre-existing warranties/guarantees	6	3	(27)
Settlement of warranty/guarantee claims	(148)	(171)	(106)
Reclassifications to Liabilities held for sale	(19)	—	—
End of year	$220	$237	$219
Product warranties and product performance guarantees are included in the following balance sheet accounts:

	December 31,
	2025	2024
Accrued liabilities	$180	$202
Other liabilities	40	35
Total obligations for product warranties and product performance guarantees	$220	$237
NOTE 20. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors a number of both funded and unfunded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of the Company's U.S. employees are provided through non-contributory, qualified, and non-qualified defined benefit plans. All non-union hourly and salaried employees joining Honeywell for the first time after December 31, 2012, are not eligible to participate in Honeywell’s U.S. defined benefit pension plans. The Company also sponsors defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in certain jurisdictions, principally the UK, Germany, and Canada. Other pension plans outside of the U.S. are not material to the Company either individually or in the aggregate.
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
In connection with the completion of the October 30, 2025 spin-off of the Advanced Materials business, approximately $177 million of pension benefit obligations and $150 million of plan assets for certain pension plans were transferred to Solstice, which is treated as a discontinued operation. These are reflected as "Transfers to Solstice" in the table below.
106    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following tables summarize the balance sheet impact, including the benefit obligations, assets, and funded status associated with the Company's significant pension and other postretirement benefit plans:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$11,772	$12,792	$4,161	$4,718
Service cost	27	28	4	12
Interest cost	576	599	179	191
Plan amendments	—	—	—	14
Actuarial (gains) losses[1]	624	(579)	45	(393)
Benefits paid	(1,114)	(1,069)	(254)	(262)
Settlements and curtailments	—	—	(786)	(14)
Foreign currency translation	—	—	341	(106)
Other	—	1	—	1
Transfers to Solstice	(110)	—	(67)	—
Benefit obligation at end of year	11,775	11,772	3,623	4,161
Less: Discontinued operations	—	106	—	55
Benefit obligation - continuing operations	11,775	11,666	3,623	4,106
Change in plan assets
Fair value of plan assets at beginning of year	16,565	16,594	5,105	5,549
Actual return on plan assets	842	1,008	104	(111)
Company contributions	30	31	21	29
Benefits paid	(1,114)	(1,069)	(254)	(262)
Settlements and curtailments	—	—	(786)	—
Foreign currency translation	—	—	380	(101)
Other	—	1	(1)	1
Transfers to Solstice	(150)	—	—	—
Fair value of plan assets at end of year	16,173	16,565	4,569	5,105
Less: Discontinued operations	—	149	—	1
Fair value of plan assets at end of year - continuing operations	16,173	16,416	4,569	5,104
Funded status of plans - continuing operations	$4,398	$4,750	$946	$998
Assets (liabilities) recognized in the Consolidated Balance Sheet consist of
Prepaid pension benefit cost[2]	$4,621	$4,983	$1,321	$1,430
Accrued pension liabilities—current[3]	(27)	(28)	(12)	(15)
Accrued pension liabilities—noncurrent[4]	(196)	(205)	(363)	(417)
Net amount recognized - continuing operations	$4,398	$4,750	$946	$998
Net amount recognized - discontinued operations	$—	$43	$—	$(54)

1
The actuarial losses incurred in 2025 related to the Company's U.S. plans are primarily the result of a decrease in the discount rate assumption, as well as changes in the lump sum calculation basis and experience losses used to estimate the benefit obligations as of December 31, 2025, compared to December 31, 2024. Actuarial losses incurred in 2025 related to the Company's non-U.S. plans are primarily the result of the Netherlands plan settlement, as well as experience losses and changes in demographic assumptions, partially offset by an increase in discount rate assumption and inflation related assumptions used to estimate the benefit obligations as of December 31, 2025, compared to December 31, 2024. Actuarial gains incurred in 2024 related to the Company's U.S. plans are primarily the result of an increase in the discount rate assumption, as well as changes in demographic assumptions, partially offset by changes in demographic experience used to estimate the benefit obligations as of December 31, 2024, compared to December 31, 2023. Actuarial gains incurred in 2024 related to the Company's non-U.S. plans are primarily the result of an increase in the discount rate assumption, as well as changes in demographic assumptions, partially offset by inflation related assumptions and changes in demographic experience used to estimate the benefit obligations as of December 31, 2024, compared to December 31, 2023.

2	Included in Other assets in the Consolidated Balance Sheet.
3	Included in Accrued liabilities in the Consolidated Balance Sheet.
4	Included in Other liabilities in the Consolidated Balance Sheet.
107    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Other Postretirement Benefits
	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$98	$116
Interest cost	5	5
Actuarial (gains) losses	9	(7)
Benefits paid	(16)	(16)
Benefit obligation at end of year	96	98
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Company contributions	—	—
Benefits paid	—	—
Fair value of plan assets at end of year	—	—
Funded status of plans	$(96)	$(98)
Amounts recognized in the Consolidated Balance Sheet consist of
Accrued liabilities	$(11)	$(11)
Postretirement benefit obligations other than pensions[1]	(85)	(87)
Net amount recognized	$(96)	$(98)

1	Excludes non-U.S. plan of $24 million and $25 million as of December 31, 2025, and 2024, respectively.
Amounts recognized in Accumulated other comprehensive loss associated with the Company's significant pension and other postretirement benefit plans at December 31, 2025, and 2024, are as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Prior service (credit) cost	$—	$—	$35	$34
Net actuarial (gain) loss	1,613	729	364	315
Net amount recognized	$1,613	$729	$399	$349

	Other Postretirement Benefits
	2025	2024
Prior service (credit) cost	$(7)	$(18)
Net actuarial (gain) loss	(46)	(64)
Net amount recognized	$(53)	$(82)
108    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Net periodic benefit (income) cost and other amounts recognized in Other comprehensive (income) loss for the Company's significant pension and other postretirement benefit plans include the following components:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023
Service cost	$27	$28	$29	$4	$12	$11
Interest cost	576	599	645	179	191	200
Expected return on plan assets	(1,153)	(1,125)	(1,111)	(279)	(301)	(274)
Amortization of prior service (credit) cost	—	(7)	(42)	2	1	—
Recognition of actuarial (gains) losses	39	—	—	124	126	153
Settlements and curtailments	—	—	—	68	(17)	—
Net periodic benefit (income) cost	$(511)	$(505)	$(479)	$98	$12	$90
Net periodic benefit (income) cost - discontinued operations	$(4)	$(5)	$(5)	$2	$2	$2
Net periodic benefit (income) cost - continuing operations	(507)	(500)	(474)	96	10	88

	U.S. Plans			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023
Actuarial (gains) losses	$935	$(462)	$378	$220	$19	$198
Prior service (credit) cost	—	—	—	—	14	—
Prior service credit recognized during year	—	7	42	(2)	2	—
Actuarial (gains) losses recognized during year	(52)	—	—	(199)	(126)	(153)
Foreign currency translation loss (gain)	—	—	—	31	(1)	17
Total recognized in Other comprehensive (income) loss	$883	$(455)	$420	$50	$(92)	$62
Total recognized in net periodic benefit (income) cost and Other comprehensive (income) loss	$372	$(960)	$(59)	$148	$(80)	$152

	Other Postretirement Benefits
	Years Ended December 31,
	2025	2024	2023
Interest cost	$5	$5	$6
Amortization of prior service (credit) cost	(11)	(12)	(20)
Recognition of actuarial (gains) losses	(10)	(11)	(13)
Net periodic benefit (income) cost	$(16)	$(18)	$(27)

	Years Ended December 31,
	2025	2024	2023
Actuarial (gains) losses	$9	$(7)	$3
Prior service credit recognized during year	11	12	20
Actuarial (gains) losses recognized during year	10	11	13
Total recognized in other comprehensive (income) loss	30	16	36
Total recognized in net periodic benefit (income) cost and Other comprehensive (income) loss	$14	$(2)	$9
109    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Major actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for the Company's significant benefit plans are presented in the following table as weighted averages:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023
Actuarial assumptions used to determine benefit obligations as of December 31
Discount rate	5.25%	5.57%	4.97%	5.22%	4.80%	4.15%
Expected annual rate of compensation increase	3.25%	3.25%	3.25%	2.77%	1.68%	2.68%
Actuarial assumptions used to determine net periodic benefit (income) cost for years ended December 31
Discount rate—benefit obligation	5.57%	4.97%	5.17%	5.09%	4.13%	4.49%
Discount rate—service cost	5.55%	5.06%	5.26%	3.75%	3.38%	3.81%
Discount rate—interest cost	5.28%	4.89%	5.07%	4.86%	4.12%	4.56%
Expected rate of return on plan assets	7.25%	7.00%	6.75%	6.06%	5.48%	5.15%
Expected annual rate of compensation increase	3.25%	3.25%	3.25%	2.90%	2.68%	2.68%

	Other Postretirement Benefits
	2025	2024	2023
Actuarial assumptions used to determine benefit obligations as of December 31
Discount rate	5.04%	5.42%	5.00%
Actuarial assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	5.42%	5.00%	5.32%
The discount rate for the Company's U.S. pension and other postretirement benefit plans reflects the current rate at which the associated liabilities could be settled at the measurement date of December 31. To determine discount rates for the Company's U.S. pension and other postretirement benefit plans, the Company uses a modeling process that involves matching the expected cash outflows of the Company's benefit plans to a yield curve constructed from a portfolio of high-quality, fixed income debt instruments. The Company uses the single weighted average yield of this hypothetical portfolio as a discount rate benchmark. The Company utilizes a full yield curve approach in the estimation of the service and interest cost components of net periodic pension benefit (income) for the Company's significant pension plans. This approach applies the specific spot rates along the yield curve used in the determination of the pension benefit obligation to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. For the Company's U.S. pension plans, the single weighted average spot rates used to determine service and interest costs for 2026 are 5.24% and 4.70%, respectively. The discount rate used to determine the other postretirement benefit obligation is higher principally due to a shorter expected duration of other postretirement plan obligations as compared to pension plan obligations.
The Company plans to use an expected rate of return on U.S. plan assets of 7.25% for 2026, which is the same assumption used for 2025. The Company's asset return assumption is based on historical plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations with a focus on long-term trends rather than short-term market conditions. The Company reviews the expected rate of return on an annual basis and revises it as appropriate.
For non-U.S. benefit plans, actuarial assumptions reflect economic and market factors relevant to each country.
In July 2024, the UK Court of Appeal upheld a ruling in the matter of Virgin Media Limited versus NTL Pension Trustees II Limited, that certain historical amendments for contracted out defined benefit schemes were invalid if they were not accompanied by the correct actuarial confirmation, a decision that the Company was not a party to or involved in and could impact the Company's non-U.S. pension plan in the UK. In June 2025, the UK Department for Work and Pensions announced that the government will introduce legislation to give affected pension schemes the ability to retrospectively obtain written actuarial confirmation that historic benefit changes met the necessary standards. The Company and its UK pension scheme trustee are reviewing this development, along with our actuaries, and considering whether this decision has any implications for its UK pension plan.
110    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
PENSION BENEFITS
The following amounts relate to the Company's significant pension plans with accumulated benefit obligations exceeding the fair value of plan assets:

	December 31,
	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Projected benefit obligation	$223	$236	$651	$709
Accumulated benefit obligation	217	228	640	695
Fair value of plan assets	—	—	275	222
The accumulated benefit obligation for the Company's U.S. defined benefit pension plans was $11.8 billion and $11.8 billion and for the Company's non-U.S. defined benefit pension plans was $3.6 billion and $4.1 billion as of December 31, 2025, and 2024, respectively.
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
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The fair values of both the Company's U.S. and non-U.S. pension plans assets by asset category are as follows:

	U.S. Plans
	December 31, 2025
	Total	Level 1	Level 2	Level 3
Equities
Honeywell common stock	$2,400	$2,400	$—	$—
U.S. equities	973	973	—	—
Fixed income
Short-term investments	871	110	761	—
Government securities	2,054	—	2,054	—
Corporate bonds	5,434	383	5,051	—
Mortgage/Asset-backed securities	722	—	722	—
Insurance contracts	7	—	7	—
Direct investments
Direct private investments	1,478	—	—	1,478
Real estate properties	1,001	—	—	1,001
Total	$14,940	$3,866	$8,595	$2,479
Investments measured at NAV
Private funds	1,228
Real estate funds	5
Total assets at fair value	$16,173

	U.S. Plans
	December 31, 2024
	Total	Level 1	Level 2	Level 3
Equities
Honeywell common stock	$3,283	$3,283	$—	$—
U.S. equities	819	819	—	—
Fixed income
Short-term investments	776	83	693	—
Government securities	2,142	—	2,142	—
Corporate bonds	5,104	230	4,874	—
Mortgage/Asset-backed securities	790	—	790	—
Insurance contracts	7	—	7	—
Direct investments
Direct private investments	1,337	—	—	1,337
Real estate properties	972	—	—	972
Total	$15,230	$4,415	$8,506	$2,309
Investments measured at NAV
Private funds	1,327
Real estate funds	8
Total assets at fair value	$16,565
112    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

	Non-U.S. Plans
	December 31, 2025
	Total	Level 1	Level 2	Level 3
Equities
Non-U.S. equities	442	—	442	—
Fixed income
Short-term investments	325	51	274	—
Government securities	986	—	986	—
Corporate bonds	584	—	584	—
Mortgage/Asset-backed securities	9	—	9	—
Insurance contracts	92	—	92	—
Insurance buy-in contracts	1,976	—	—	1,976
Investments in private funds
Private funds	154	—	—	154
Total	$4,568	$51	$2,387	$2,130
Investments measured at NAV
Private funds	1
Total assets at fair value	$4,569

	Non-U.S. Plans
	December 31, 2024
	Total	Level 1	Level 2	Level 3
Equities
U.S. equities	$209	$—	$209	$—
Non-U.S. equities	436	—	436	—
Fixed income
Short-term investments	385	68	317	—
Government securities	1,317	—	1,317	—
Corporate bonds	1,144	—	1,144	—
Mortgage/Asset-backed securities	18	—	18	—
Insurance contracts	90	—	90	—
Insurance buy-in contracts	1,390	—	—	1,390
Investments in private funds
Private funds	112	—	34	78
Real estate funds	2	—	—	2
Total	$5,103	$68	$3,565	$1,470
Investments measured at NAV
Private funds	1
Real estate funds	1
Total assets at fair value	$5,105
113    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
The following table summarizes changes in the fair value of level 3 assets for both U.S. and non-U.S. plans:

	U.S. Plans		Non-U.S. Plans
	Direct Private Investments	Real Estate Properties	Private Funds	Real Estate Funds	Insurance Buy-in Contracts
Balance at December 31, 2023	$1,293	$977	$74	$16	$1,605
Actual return on plan assets
Relating to assets still held at year-end	16	(14)	7	—	(215)
Relating to assets sold during the year	61	—	(7)	—	—
Purchases	101	10	19	—	—
Sales and settlements	(134)	(1)	(15)	(14)	—
Balance at December 31, 2024	1,337	972	78	2	1,390
Actual return on plan assets
Relating to assets still held at year-end	41	7	8	—	20
Relating to assets sold during the year	2	6	—	—	—
Purchases	296	46	84	—	566
Sales and settlements	(198)	(30)	(16)	(2)	—
Balance at December 31, 2025	$1,478	$1,001	$154	$—	$1,976
The Company enters into futures contracts to gain exposure to certain markets. Sufficient cash or cash equivalents are held by the Company's pension plans to cover the notional value of the futures contracts. As of December 31, 2025, and 2024, the Company's U.S. plans had contracts with notional amounts of $1,958 million and $1,991 million, respectively. As of December 31, 2025, and 2024, the Company's non-U.S. plans had contracts with notional amounts of $227 million and $195 million, respectively. In both the Company's U.S. and non-U.S. pension plans, the notional derivative exposure is related to outstanding equity and fixed income futures contracts.
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
The Company's funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2025, 2024, and 2023, the Company was not required to make contributions to the U.S. pension plans and no contributions were made. The Company is not required to make any contributions to the U.S. pension plans in 2026. In 2025, contributions of $7 million were made to the non-U.S. pension plans to satisfy regulatory funding requirements. In 2026, the Company expects to make contributions of cash and/or marketable securities of approximately $6 million to the non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both the U.S. and non-U.S. pension plans do not reflect benefits paid directly from Company assets.
114    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2026	$1,261	$254
2027	1,191	262
2028	1,135	267
2029	1,085	268
2030	1,043	269
2031-2035	4,543	1,373
During the year ended December 31, 2025, the Company repurchased $500 million of outstanding Honeywell shares of common stock from the Honeywell U.S. Pension Plan Master Trust. During the year ended December 31, 2024, the Company completed no repurchases of outstanding Honeywell shares of common stock from the Honeywell U.S. Pension Plan Master Trust.
OTHER POSTRETIREMENT BENEFITS

	December 31,
	2025	2024
Assumed health care cost trend rate
Health care cost trend rate assumed for next year	6.50%	6.50%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2031	2031
Benefit payments reflecting expected future service, as appropriate, are expected to be paid as follows:

	Without Impact of Medicare Subsidy	Net of Medicare Subsidy
2026	$11	$11
2027	11	10
2028	10	10
2029	10	9
2030	9	9
2031-2035	39	37
115    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 21. OTHER (INCOME) EXPENSE

	Years Ended December 31,
	2025	2024	2023
Interest income	$(369)	$(430)	$(321)
Pension ongoing income—non-service	(454)	(526)	(435)
Other postretirement income—non-service	(15)	(11)	(29)
Equity income of affiliated companies	(44)	(47)	(82)
Gain on Resideo indemnification and reimbursement agreement termination	(802)	—	—
Loss (gain) on sale of non-strategic businesses and assets	31	1	(5)
Foreign exchange (income) loss	(48)	45	(1)
Divestiture-related costs[1]	415	—	—
Acquisition-related costs	43	44	7
Expense (benefit) related to Russia-Ukraine conflict	—	17	(3)
Net expense related to the NARCO Buyout and HWI Sale	—	—	11
Other, net	(4)	64	28
Total Other (income) expense	$(1,247)	$(843)	$(830)

1	Includes divestiture, spin-off, and separation costs.
See Note 19 Commitments and Contingencies for more information on the gain related to the Resideo indemnification and reimbursement agreement termination. See Note 4 Repositioning and Other Charges for further discussion of the expense related to the Russia-Ukraine conflict.
NOTE 22. SEGMENT FINANCIAL DATA
Honeywell globally manages its business operations through four reportable business segments. Segment information is consistent with how the Chairman and Chief Executive Officer, who is the Company's chief operating decision maker, and management reviews the businesses, makes investing and resource allocation decisions, and assesses operating performance.
Honeywell’s senior management evaluates segment performance based on segment profit. Each segment’s profit is measured as segment income (loss) before taxes excluding general corporate unallocated expense, interest and other financial charges, interest income, amortization of acquisition-related intangibles, certain acquisition- and divestiture-related costs, impairment of goodwill, impairment of assets held for sale, stock compensation expense, pension and other postretirement income (expense), repositioning and other (gains) charges, and other items within Other (income) expense.
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
116    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

Year Ended December 31, 2025	Aerospace Technologies	Industrial Automation	Building Automation	Energy and Sustainability Solutions	Corporate and All Other	Total Honeywell
Net sales
Products	$9,943	$6,389	$5,357	$2,826	$—	$24,515
Services	7,567	3,012	2,010	308	30	12,927
Total Net sales	17,510	9,401	7,367	3,134	30	37,442
Less
Cost of products and services sold	11,282	5,492	3,832	1,873
Selling, general and administrative expenses	737	1,335	1,110	357
Other segment items[1]	1,207	831	472	212
Total Segment profit	$4,284	$1,743	$1,953	$692	$(545)	$8,127

Depreciation and amortization	$380	$343	$242	$226	$197	$1,388
Capital expenditures	404	201	108	146	127	986

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

Year Ended December 31, 2024	Aerospace Technologies	Industrial Automation	Building Automation	Energy and Sustainability Solutions	Corporate and All Other	Total Honeywell
Net sales
Products	$8,509	$7,175	$4,800	$2,357	$—	$22,841
Services	6,949	2,876	1,740	287	24	11,876
Total Net sales	15,458	10,051	6,540	2,644	24	34,717
Less
Cost of products and services sold	9,781	5,880	3,482	1,562
Selling, general and administrative expenses	645	1,392	954	270
Other segment items	1,044	817	423	197
Total Segment profit	$3,988	$1,962	$1,681	$615	$(579)	$7,667

Depreciation and amortization	$299	$362	$198	$104	$190	$1,153
Capital expenditures	371	214	78	80	128	871
117    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)

Year Ended December 31, 2023	Aerospace Technologies	Industrial Automation	Building Automation	Energy and Sustainability Solutions	Corporate and All Other	Total Honeywell
Net sales
Products	$7,316	$8,176	$4,599	$2,254	$—	$22,345
Services	6,308	2,580	1,432	332	12	10,664
Total Net sales	13,624	10,756	6,031	2,586	12	33,009
Less
Cost of products and services sold	8,362	6,379	3,240	1,599
Selling, general and administrative expenses	538	1,361	884	231
Other segment items	964	807	378	187
Total Segment profit	$3,760	$2,209	$1,529	$569	$(504)	$7,563

Depreciation and amortization	$267	$386	$107	$81	$163	$1,004
Capital expenditures	310	194	79	76	82	741

	December 31, 2025	December 31, 2024
Aerospace Technologies	$17,920	$16,966
Industrial Automation	20,351	21,035
Building Automation	10,883	11,438
Energy and Sustainability Solutions	7,933	5,351
Corporate and All Other	16,594	15,375
Total assets	$73,681	$70,165
A reconciliation of segment profit to consolidated income before taxes are as follows:

	Years Ended December 31,
	2025	2024	2023
Segment profit	$8,127	$7,667	$7,563
Interest and other financial charges	(1,344)	(1,048)	(749)
Interest income[1]	369	430	321
Amortization of acquisition-related intangibles[2]	(570)	(411)	(290)
Impairment of goodwill	(724)	—	—
Impairment of assets held for sale	(270)	(219)	—
Stock compensation expense[3]	(196)	(189)	(197)
Pension ongoing income[4]	544	591	532
Pension mark-to-market expense[4]	(163)	(126)	(153)
Other postretirement income[4]	15	11	29
Repositioning and other gains (charges)[5]	167	(239)	(844)
Other expense[6]	(479)	(223)	(21)
Income before taxes	$5,476	$6,244	$6,191

1	Amounts included in Other (income) expense.
2	Amounts included in Cost of products and services sold.
3	Amounts included in Selling, general and administrative expenses.
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
118    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 23. GEOGRAPHIC AREAS—FINANCIAL DATA

	Net Sales[1]			Long-lived Assets[2]
	Years Ended December 31,			Years Ended December 31,
	2025	2024	2023	2025	2024	2023
United States	$21,784	$19,531	$18,697	$3,192	$3,139	$2,660
Europe	8,112	7,963	7,265	484	415	439
Other international	7,546	7,223	7,047	952	903	932
Total[3]	$37,442	$34,717	$33,009	$4,628	$4,457	$4,031

1
Sales between geographic areas approximate market value and are not significant. Net sales are classified according to their country of origin. Included in United States Net sales are export sales of $7,895 million, $4,760 million, and $4,134 million for the years ended December 31, 2025, 2024, and 2023, respectively.

2	Long-lived assets consists of Property, plant and equipment—net.
3
As of December 31, 2025 and 2024, total long-lived assets excludes $153 million and $155 million, respectively, that are included in Assets held for sale in the Consolidated Balance Sheet. Refer to Note 2 Acquisitions, Divestitures, and Discontinued Operations.

NOTE 24. SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2025	2024	2023
Net payments for repositioning and other charges
Severance and exit cost payments	$(153)	$(189)	$(280)
Environmental payments	(175)	(221)	(196)
Reimbursement receipts	105	140	140
Insurance receipts for asbestos-related liabilities	17	24	39
Insurance receivables settlements, write-offs, and other	—	9	26
Asbestos-related liability payments	(172)	(233)	(174)
Total net payments for repositioning and other charges	$(378)	$(470)	$(445)
Interest paid, net of amounts capitalized[1]	$1,300	$869	$649
Income taxes paid, net of refunds[1]	1,798	1,689	1,581
Non-cash investing and financing activities
Common stock contributed to savings plans[1]	276	225	216

1	Amounts include both continuing and discontinued operations.
119    Honeywell International Inc.

TABLE OF CONTENTS	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in tables in millions, except per share amounts)
NOTE 25. UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2025
	March 31	June 30	September 30	December 31
Net sales	$8,925	$9,322	$9,437	$9,758
Gross profit	3,462	3,664	3,233	3,470
Net income (loss) from continuing operations	1,296	1,383	1,895	(106)
Net income (loss) from discontinued operations	171	186	(36)	(17)
Net income (loss) attributable to Honeywell	$1,449	$1,570	$1,825	$(115)

Earnings (loss) per common share from continuing operations—basic[1]	$1.99	$2.17	$2.97	$(0.15)
Earnings (loss) per common share from discontinued operations—basic[1]	0.25	0.29	(0.10)	(0.03)
Earnings (loss) per common share—basic	$2.24	$2.46	$2.87	$(0.18)

Earnings (loss) per common share from continuing operations—assuming dilution[1]	$1.97	$2.16	$2.96	$(0.15)
Earnings (loss) per common share from discontinued operations—assuming dilution[1]	0.25	0.29	(0.10)	(0.03)
Earnings (loss) per common share—assuming dilution[1]	$2.22	$2.45	$2.86	$(0.18)
Cash dividends per common share	$1.13	$1.13	$1.13	$1.19

	2024
	March 31	June 30	September 30	December 31
Net sales	$8,157	$8,572	$8,819	$9,169
Gross profit	3,222	3,351	3,419	3,365
Net income from continuing operations	1,290	1,336	1,226	1,143
Net income from discontinued operations	185	224	189	147
Net income attributable to Honeywell	$1,462	$1,545	$1,413	$1,285

Earnings per common share from continuing operations—basic[1]	$1.96	$2.04	$1.87	$1.76
Earnings per common share from discontinued operations—basic[1]	0.28	0.33	0.30	0.22
Earnings per common share—basic[1]	$2.24	$2.37	$2.17	$1.98

Earnings per common share from continuing operations—assuming dilution[1]	$1.95	$2.03	$1.86	$1.74
Earnings per common share from discontinued operations—assuming dilution[1]	0.28	0.33	0.30	0.22
Earnings per common share—assuming dilution[1]	$2.23	$2.36	$2.16	$1.96
Cash dividends per common share	$1.08	$1.08	$1.08	$1.13

1
Total for the full year may differ from the sum of the individual quarters due to the requirement to use weighted average shares each quarter, which may fluctuate with share repurchases and share issuances, and due to the impact of losses in a quarter.

120    Honeywell International Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareowners and the Board of Directors of Honeywell International Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Honeywell International Inc. and subsidiaries (the "Company" or “Honeywell”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, shareowners’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Sundyne, which was acquired on June 6, 2025. The total revenues and net income of Sundyne represent less than 1% each of the related consolidated financial statement amounts as of December 31, 2025, and net and total assets of Sundyne represent 12% and 3%, respectively, of the related consolidated financial statement amounts as of December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Sundyne.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
121    Honeywell International Inc.

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
Given the significance of the judgments necessary to estimate costs associated with these long-term contracts (which vary upon the length of the contract), auditing long-term contracts requires a high degree of auditor judgment.
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

/S/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
February 17, 2026
We have served as the Company's auditor since 2014.
122    Honeywell International Inc.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
CONTROLS AND PROCEDURES
Honeywell management maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the quarter ended December 31, 2025.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2025. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Management assessed the effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Based on this assessment, management determined that Honeywell maintained effective internal control over financial reporting as of December 31, 2025.
In accordance with guidance issued by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year in which the acquisition occurred. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 excluded Sundyne, which was acquired by the Company on June 6, 2025. The total revenues and net income of Sundyne represent less than 1% each of the related consolidated financial amounts as of December 31, 2025, and net and total assets of Sundyne represent 12% and 3%, respectively, of the related consolidated financial amounts as of December 31, 2025.
The effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in the section titled Financial Statements and Supplementary Data.
123    Honeywell International Inc.

OTHER INFORMATION
EQUITY TRADING ARRANGEMENTS ELECTIONS
Certain executive officers and directors of the Company may execute purchases and sales of the Company's common stock through Rule 10b5-1 and non-Rule 10b5-1 equity trading arrangements. The following table describes 10b5-1 trading arrangements adopted or modified by our executive officers and directors during the three months ended December 31, 2025:

Name and title	Action	Plan Type	Date of adoption of Rule 10b5-1 trading plan	Scheduled expiration of Rule 10b5-1 trading plan	Aggregate number of securities to be purchased or sold
Robert D. Mailloux Vice President and Controller	Modification	Rule 10b5-1	8/26/2025	8/31/2026	21,097 stock options and associated sale of shares to cover option exercise costs and tax obligations.
Grace Lieblein Board Member	Adoption	Rule 10b5-1	11/24/2025	7/7/2026	7,777 stock options and associated sale of shares to cover option exercise costs and tax obligations.
Ken West President and Chief Executive Officer, ESS	Adoption	Rule 10b5-1	11/24/2025	3/31/2027	3,264 restricted stock units and associated sale of shares to cover tax obligations.
During the three months ended December 31, 2025, none of our executive officers or directors terminated a "Rule 10b5-1 trading arrangement," or adopted, terminated, or modified any "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(c) of Regulation S-K).
OTHER INFORMATION
Adjustment of certain items in our unaudited consolidated financial statements as of and for the year ended December 31, 2025 included within our earnings release for the fourth quarter and full year 2025.
In connection with the ongoing sale process of the Productivity Solutions and Services and Warehouse and Workflow Solutions businesses, the Company continually evaluates information relevant to the financial analysis associated with the sale as it becomes available. Subsequent to the Company's fourth quarter earnings release on January 29, 2026 (the Earnings Release), the Company received incremental information that resulted in additional impairments to goodwill of $436 million and assets held for sale of $35 million, with an offsetting tax benefit of $61 million, in its consolidated financial statements for the year ended December 31, 2025. Therefore, Honeywell’s full-year reported earnings per share from continuing operations was revised to $6.94, net income from continuing operations was revised to $4,468 million, operating income was revised to $5,573 million, and operating margin was revised to 14.9%.

The information set forth below is included for the purpose of providing disclosure under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers of Form 8-K.
On February 13, 2026, the Board of Directors of Honeywell International Inc. (the Company) approved the appointment of James Currier, age 59, as President and Chief Executive Officer of Honeywell Aerospace Inc., which will become an independent, publicly traded company following its planned spin-off (the Spin-Off) from the Company expected to be completed in the third quarter of 2026. In connection with this appointment, Mr. Currier entered into an offer letter (the Offer Letter) with the Company on February 17, 2026. Effective upon completion of the Spin-Off, Mr. Currier will resign from his position as President and Chief Executive Officer for the Aerospace Technologies segment of the Company to assume his role as President and Chief Executive Officer of Honeywell Aerospace Inc. and will thereafter cease to be an executive officer of the Company.
Mr. Currier has served as the President and CEO of the Company’s Aerospace Technologies business since 2023. Previously, he spent nearly two decades in senior roles across the globe at the Company, including as President of the Electronic Solutions business, President of the Company’s Aftermarket organization across Europe, Middle East, Africa and India, and Vice President of Airlines, North America. Mr. Currier holds a Bachelor of Science degree in Mechanical Engineering from the University of Miami.
124    Honeywell International Inc.

Under the terms of the Offer Letter, effective upon completion of the Spin-Off, Mr. Currier’s base salary will be adjusted to $1,400,000; his target annual incentive compensation opportunity will be 175% of base salary applied to his earnings after the Spin-Off; and he will be eligible for annual long-term incentive awards with a target grant date value of $13,000,000, which in 2026 will entitle him to receive the difference between this target amount and the value of any long-term incentives granted to him by the Company prior to the completion of the Spin-Off.
The description of the offer letter contained herein is subject to and qualified in its entirety by reference to Exhibit 10.66 to this Annual Report on Form 10-K and is incorporated herein by reference.
DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information relating to the Directors of Honeywell, as well as information relating to Honeywell's insider trading policies and practices and compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2025, and such information is incorporated herein by reference. Certain information relating to the Executive Officers of Honeywell appears in this Form 10-K in the section titled Information about Our Executive Officers.
The members of the Audit Committee of our Board of Directors are: Michael W. Lamach (Chair), William S. Ayer, Kevin Burke, D. Scott Davis, Marc Steinberg, Robin Watson, and Stephen Williamson. The Board has determined that Mr. Davis and Mr. Williamson are Audit Committee financial experts as defined by applicable SEC rules and that each member of the Audit Committee satisfies the financial sophistication criteria established by the Nasdaq. All members of the Audit Committee are independent as that term is defined in applicable SEC rules and Nasdaq listing standards.
Honeywell’s corporate governance policies and procedures, including the Code of Business Conduct, Corporate Governance Guidelines, Insider Trading Policy, and Charters of the Committees of the Board are available, free of charge, on our Investor Relations website (investor.honeywell.com) under the heading Governance (see Governance Overview), or by writing to Honeywell, 855 South Mint Street, Charlotte, North Carolina 28202, c/o Senior Vice President, General Counsel and Corporate Secretary. Honeywell’s Code of Business Conduct applies to all Honeywell directors, officers (including the Chief Executive Officer, Chief Financial Officer, and Controller), and employees. Amendments to or waivers of the Code of Business Conduct granted to any of Honeywell’s directors or executive officers will be published on our website within four business days of such amendment or waiver.
EXECUTIVE COMPENSATION
Information relating to executive compensation, including the Management Development and Compensation Committee Report and disclosures regarding compensation committee interlocks and insider participation will be contained in the Proxy Statement, and such information is incorporated herein by reference.
125    Honeywell International Inc.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to security ownership of certain beneficial owners and management and related stockholder matters will be contained in the Proxy Statement, and such information is incorporated herein by reference.
EQUITY COMPENSATION PLANS
As of December 31, 2025, information about our equity compensation plans was as follows:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	12,997,866	[1]	$172.59	[2]	27,733,434	[3]
Equity compensation plans not approved by security holders	143,508	[4]	N/A	[5]	N/A	[6]
Total	13,141,374		$172.59		27,733,434

1
Equity compensation plans approved by shareowners which are included in column (a) of the table are the 2016 Stock Incentive Plan and the 2011 Stock Incentive Plan (including 10,057,556 shares of Common Stock to be issued for options, 2,167,360 RSUs subject to continued employment, 443,778 RSUs subject to performance and continued employment; and 170,233 deferred RSUs), and the 2016 Stock Plan for Non-Employee Directors and the 2006 Stock Plan for Non-Employee Directors (including 122,093 shares of Common Stock to be issued for options, 6,456 RSUs subject to continued services, and 3,649 deferred RSUs). RSUs included in column (a) of the table represent the full number of RSUs awarded and outstanding whereas the number of shares of Common Stock to be issued upon vesting will be lower than what is reflected on the table because the value of shares required to meet employee tax withholding requirements are not issued.
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

3
The number of shares that may be issued under the 2016 Stock Incentive Plan as of December 31, 2025, is 25,300,077, which includes the following additional shares that may again be available for issuance: shares that are settled for cash, expire, are canceled, or under similar prior plans, are tendered as option exercise price or tax withholding obligations, are reacquired with cash option exercise price or with monies attributable to any tax deduction to Honeywell upon the exercise of an option, or are under any outstanding awards assumed under any equity compensation plan of an entity acquired by Honeywell. No securities are available for future issuance under the 2011 Stock Incentive Plan.
The number of shares that may be issued under the Honeywell Global Stock Plan as of December 31, 2025, is 1,664,759. This plan is an umbrella plan for three plans described below maintained solely for eligible employees of participating non-U.S. countries.
•The UK Sharebuilder Plan allows an eligible UK employee to invest taxable earnings in Common Stock. The Company matches those shares and dividends paid are used to purchase additional shares of Common Stock. For the year ended December 31, 2025, 25,860 shares were credited to participants’ accounts under the UK Sharebuilder Plan.
•The Honeywell Aerospace Ireland Share Participation Plan allows eligible Irish employees to contribute a percentage of base pay and/or bonus that is invested in Common Stock. For the year ended December 31, 2025, 881 shares of Common Stock were credited to participants’ accounts under these plans.
•The remaining 768,598 shares included in column (c) are shares remaining under the 2016 Stock Plan for Non-Employee Directors.

4
Equity compensation plans not approved by shareowners included in the table refer to the Honeywell Excess Benefit Plan and Supplemental Savings Plan.
The Honeywell Excess Benefit Plan and Supplemental Savings Plan for certain highly compensated employees is an unfunded, non-tax qualified plan that provides benefits equal to the employee deferrals and Company matching allocations that would have been provided under Honeywell’s U.S. tax-qualified savings plan if the Internal Revenue Code limitations on compensation and contributions did not apply. The Company matching contribution is credited to participants’ accounts in the form of notional shares of Common Stock. The notional shares are distributed in the form of actual shares of Common Stock. The number of shares to be issued under this plan based on the value of the notional shares as of December 31, 2025, is 143,508.

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

126    Honeywell International Inc.

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
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Number in Form 10-K
(a)(3.)	Exhibits
	See the Exhibit Index of this Annual Report on Form 10-K	128
FORM 10-K SUMMARY
None.
127    Honeywell International Inc.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Honeywell International Inc., dated June 23, 2025 (incorporated by reference to Exhibit 3.1 to Honeywell's Form 8-K filed June 24, 2025)
3.2	Amended and Restated By-laws of Honeywell International Inc., dated July 25, 2025 (incorporated by reference to Exhibit 3(i) to Honeywell's Form 8-K filed July 30, 2025)
4.1	Honeywell International Inc. is a party to several long-term debt instruments under which, in each case, the total amount of securities authorized does not exceed 10% of the total assets of Honeywell and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Honeywell agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.
4.2
Description of Honeywell International Inc. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to Honeywell's Form 10-K for the year ended December 31, 2024)

10.1*
Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended June 30, 2003)

10.2*
Amendment to Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004)

10.3*
Amendment to Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-K for the year ended December 31, 2005)

10.4*
Omnibus Amendment to Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

10.5*
Honeywell International Inc. Incentive Compensation Plan for Executive Employees, as amended and restated (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-K for the year ended December 31, 2018)

10.6*
Amendment to Honeywell International Inc. Incentive Compensation Plan for Executive Employees, as amended and restated (incorporated by reference to Exhibit 10.69 to Honeywell’s Form 10-K for the year ended December 31, 2020)

10.7*
Omnibus Amendment to Honeywell International Inc. Incentive Compensation Plan for Executive Employees, as amended and restated (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)

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
128    Honeywell International Inc.

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
10.47*
2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Performance Plan Grant Agreement (incorporated by reference to Exhibit 10.47 to Honeywell's Form 10-K for the year ended December 31, 2024)

10.48*
2016 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit B of Honeywell’s Proxy Statement, dated March 10, 2016, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

10.49*	Amendment to the 2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. (incorporated by reference to Exhibit 99.2 to Honeywell's Form 8-K filed October 8, 2019)
10.50*	Amendment to the 2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2020)
10.51*	Omnibus Amendment to 2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2021)
129    Honeywell International Inc.

TABLE OF CONTENTS	EXHIBIT INDEX

Exhibit No.	Description
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

10.54*	Amendment to the 2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. (incorporated by reference to Exhibit 10.5 to Honeywell's Form 10-K for the year ended December 31, 2023)
10.55*	Form of Honeywell International Inc. Noncompete Agreement for Senior Executives (incorporated by reference to Exhibit 10.61 to Honeywell’s Form 10-K for the year ended December 31, 2021)
10.56*	Letter Agreement dated October 2, 2017 between Honeywell International Inc. and Anne Madden (incorporated by reference to Exhibit 10.70 to Honeywell’s Form 10-K for the year ended December 31, 2020)
10.57*	Offer Letter dated April 4, 2025 from Honeywell International Inc. to Anne Madden (incorporated by reference to Exhibit 99.1 to Honeywell's Form 8-K filed April 8, 2025)
10.58*	Offer Letter dated February 12, 2025 from Honeywell International Inc. to Greg Lewis (incorporated by reference to Exhibit 10.2 to Honeywell's Form 8-K filed February 18, 2025)
10.59*	Offer Letter dated March 13, 2023 from Honeywell International Inc. to Vimal Kapur (incorporated by reference to Exhibit 10.2 to Honeywell's Form 8-K filed March 14, 2023)
10.60*
Offer Letter dated July 26, 2022 from Honeywell International Inc. to Vimal Kapur (incorporated by reference to Exhibit 10.1 to Honeywell's Form 10-Q for the quarter ended September 30, 2022, and Honeywell's Form 8-K filed July 28, 2022)

10.61*	Offer Letter dated October 6, 2023 between Honeywell International Inc. and Lucian Boldea (incorporated by reference to Exhibit 10.65 to Honeywell's Form 10-K for the year ended December 31, 2023)
10.62*	Offer Letter dated June 12, 2023 between Honeywell International Inc. and James Currier (incorporated by reference to Exhibit 10.66 to Honeywell's Form 10-K for the year ended December 31, 2023)
10.63*	Offer Letter dated February 7, 2025 from Honeywell International Inc. to Michal Stepniak (incorporated by reference to Exhibit 10.1 to Honeywell's Form 8-K filed February 18, 2025)
10.64*	Offer Letter dated May 5, 2025 from Honeywell International Inc. to James Masso (filed herewith)
10.65*	Offer Letter dated March 2, 2023 from Honeywell International Inc. to Billal Hammoud (filed herewith)
10.66*	Offer Letter dated February 17, 2026 from Honeywell International Inc. to James Currier (filed herewith)
10.67
Cooperation Agreement, by and among Elliott Investment Management L.P., Elliott Associates , L.P., Elliott International, L.P. and Honeywell International Inc., dated as of May 28, 2025 (incorporated by reference to Exhibit 10.1 to Honeywell's Form 8-K filed May 28, 2025)

10.68
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

10.69
Delayed Draw Term Loan Agreement, dated as of May 7, 2025, among Honeywell International Inc., Bank of America, N.A., as administrative agent, and the syndication agents and documentation agents named therein in such capacity and as the initial lenders (incorporated by reference to Exhibit 10.1 to Honeywell's Form 8-K filed May 8, 2025)

10.70
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

10.71
Fixed Rate Term Loan Credit Agreement, dated as of August 12, 2024, among Honeywell International Inc., the banks, financial institutions, and other institutional lenders parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Honeywell's Form 8-K filed August 12, 2024)

10.72
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

19	Honeywell International Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to Honeywell's Form 10-K for the year ended December 31, 2024)
21	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Deloitte & Touche LLP (filed herewith)
24	Powers of Attorney (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
95	Mine Safety Disclosures (filed herewith)
130    Honeywell International Inc.

TABLE OF CONTENTS	EXHIBIT INDEX

Exhibit No.	Description
97	Honeywell International Inc. Clawback Policy dated December 1, 2023 (incorporated by reference to Exhibit 97 to Honeywell's Form 10-K for the year ended December 31, 2023)
101.INS
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareowners' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags (filed herewith)

101.SCH	iXBRL Taxonomy Extension Schema (filed herewith)
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	iXBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	iXBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (and contained in Exhibit 101) (filed herewith)
The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.
131    Honeywell International Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: February 17, 2026	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

132    Honeywell International Inc.

TABLE OF CONTENTS	SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Name

/s/ Vimal Kapur	*
Vimal Kapur Chairman and Chief Executive Officer (Principal Executive Officer)	Michael W. Lamach Director

*	*
Duncan B. Angove Director	Craig Arnold Director

*	*
William S. Ayer Director	Grace D. Lieblein Director

*	*
Kevin Burke Director	Marc Steinberg Director

*	*
D. Scott Davis Director	Robin Watson Director

*	*
Deborah Flint Director	Stephen Williamson Director

*
Indra K. Nooyi Director

/s/ Michal Stepniak	/s/ Robert D. Mailloux
Michal Stepniak Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Robert D. Mailloux Vice President and Controller (Principal Accounting Officer)

*By:	/s/ Michal Stepniak
Michal Stepniak Attorney-in-fact
February 17, 2026
133    Honeywell International Inc.

FORM 10-K CROSS-REFERENCE INDEX

Page(s)	PART I
2	ITEM 1	About Honeywell
49		Information about Our Executive Officers
30	ITEM 1A.	Risk Factors
50	ITEM 1B.	Unresolved Staff Comments
50	ITEM 1C.	Cybersecurity
51	ITEM 2	Properties
51	ITEM 3	Legal Proceedings
51	ITEM 4	Mine Safety Disclosures

PART II.
52	ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
	ITEM 6	[Reserved]
15 - 29, 40 - 48	ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
40	ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risks
54	ITEM 8	Financial Statements and Supplementary Data
123	ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
123	ITEM 9A.	Controls and Procedures
124	ITEM 9B.	Other Information
125	ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Part III.
125	ITEM 10	Directors, Executive Officers, and Corporate Governance
125	ITEM 11	Executive Compensation
126	ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
127	ITEM 13	Certain Relationships and Related Transactions, and Director Independence
127	ITEM 14	Principal Accounting Fees and Services

Part IV.
127	ITEM 15	Exhibits and Financial Statement Schedules
127	ITEM 16	Form 10-K Summary
132		Signatures
134    Honeywell International Inc.