Form 10-Q
period 2026-03-31
HONEYWELL INTERNATIONAL INC
filed 2026-04-23
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 633,653,119 shares of Common Stock outstanding at March 31, 2026.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
We describe many of the trends and other factors that drive our business and future results in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other parts of this report (including Part II, Item 1A Risk Factors). Such discussions contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), including statements related to the proposed separation of Honeywell from Honeywell Aerospace and the planned sales of the Productivity Solutions and Services and Warehouse and Workflow Solutions businesses. Forward-looking statements are those that address activities, events, or developments that we or our management intend, expect, project, believe, or anticipate will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors, many of which are difficult to predict and outside of our control, including Honeywell's current expectations, estimates, and projections regarding the proposed separation of Honeywell from Honeywell Aerospace and the planned sales of the Productivity Solutions and Services and Warehouse and Workflow Solutions businesses. They are not guarantees of future performance, and actual results, developments, and business decisions may differ significantly from those envisaged by our forward-looking statements, including the proposed separation of Honeywell from Honeywell Aerospace and the planned sales of the Productivity Solutions and Services and Warehouse and Workflow Solutions businesses, and the anticipated benefits of each. We do not undertake to update or revise any of our forward-looking statements, except as required by applicable securities law. Our forward-looking statements are also subject to material risks and uncertainties, including ongoing macroeconomic and geopolitical risks, such as changes in or application of trade and tax laws and policies, including the impacts of tariffs and other trade barriers and restrictions, lower GDP growth or recession in the U.S. or globally, supply chain disruptions, capital markets volatility, inflation, and certain regional conflicts, including ongoing conflicts in the Middle East, which can affect our performance in both the near- and long-term. In addition, no assurance can be given that any plan, initiative, projection, goal, commitment, expectation, or prospect set forth in this Form 10-Q can or will be achieved. These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission (SEC), including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in this report and our 2025 Annual Report on Form 10-K. Any forward-looking plans described herein are not final and may be modified or abandoned at any time.
1    Honeywell International Inc.

ABOUT HONEYWELL
Honeywell International Inc. (Honeywell, we, us, our, or the Company) is an integrated operating company serving a broad range of industries and geographies around the world, with a portfolio that is underpinned by our Honeywell Accelerator operating system and Honeywell Forge platform. Our portfolio of solutions is uniquely positioned to blend physical products with software to serve customers worldwide. On February 6, 2025, we announced our plans to separate Honeywell from Honeywell Aerospace, into two independent U.S. public companies. Our Honeywell business will be a leading global, pure-play automation company, delivering productivity enhancing mission-critical solutions that enable optimized outcomes for customers. Our Honeywell Aerospace business will be a leading global tier-1 aerospace and defense supplier of mission critical systems and technologies that enable the production, maintenance, and safe operation of aerospace and defense platforms. Each of our businesses helps organizations solve the world's toughest, most complex challenges, providing actionable solutions and innovations for aerospace, building automation, industrial automation, process automation, and process technology, that help make the world smarter and safer, as well as more secure and sustainable. The Honeywell brand dates back to 1906, and the Company was incorporated in Delaware in 1985.
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
2    Honeywell International Inc.

PART I. FINANCIAL INFORMATION
The financial statements and related notes as of March 31, 2026, should be read in conjunction with the financial statements for the year ended December 31, 2025, contained in the Company's 2025 Annual Report on Form 10-K.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions, except per share amounts)
Product sales	$5,867	$5,807
Service sales	3,276	3,118
Net sales	9,143	8,925
Costs, expenses and other
Cost of products sold	3,863	3,723
Cost of services sold	1,741	1,740
Total Cost of products and services sold	5,604	5,463
Research and development expenses	492	416
Selling, general and administrative expenses	1,310	1,310
Impairment of assets held for sale	263	15
Loss on debt extinguishment	239	—
Other (income) expense	(7)	(229)
Interest and other financial charges	356	285
Total costs, expenses and other	8,257	7,260
Income from continuing operations before taxes	886	1,665
Tax expense	91	369
Net income from continuing operations	795	1,296
Net income from discontinued operations	—	171
Net income	795	1,467
Less: Net (loss) income attributable to noncontrolling interest	(26)	18
Net income attributable to Honeywell	$821	$1,449
Earnings per share of common stock—basic:
Earnings per share of common stock from continuing operations—basic	$1.29	$1.99
Earnings per share of common stock from discontinued operations—basic	—	0.25
Total earnings per share of common stock—basic	$1.29	$2.24
Earnings per share of common stock—assuming dilution:
Earnings per share of common stock from continuing operations—assuming dilution	$1.29	$1.97
Earnings per share of common stock from discontinued operations—assuming dilution	—	0.25
Total earnings per share of common stock—assuming dilution	$1.29	$2.22
The Notes to Consolidated Financial Statements are an integral part of this statement.
3    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Net income	$795	$1,467
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	144	(278)
Pension and other postretirement benefit adjustments	(2)	11
Changes in fair value of available for sale investments	(1)	—
Changes in fair value of cash flow hedges	40	(18)
Other comprehensive income (loss), net of tax	181	(285)
Comprehensive income	976	1,182
Less: Comprehensive (loss) income attributable to the noncontrolling interest	(18)	30
Comprehensive income attributable to Honeywell	$994	$1,152

The Notes to Consolidated Financial Statements are an integral part of this statement.
4    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2026	December 31, 2025
	(Dollars in millions)
ASSETS
Current assets
Cash and cash equivalents	$11,977	$12,487
Short-term investments	413	443
Accounts receivable, less allowances of $165 and $202, respectively	8,062	7,621
Inventories	6,369	6,162
Assets held for sale	2,377	2,492
Other current assets	1,392	1,182
Total current assets	30,590	30,387
Investments and long-term receivables	1,414	1,404
Property, plant and equipment—net	4,664	4,629
Goodwill	21,079	21,079
Other intangible assets—net	6,562	6,736
Deferred income taxes	199	199
Other assets	9,480	9,247
Total assets	$73,988	$73,681
LIABILITIES
Current liabilities
Accounts payable	$6,026	$6,315
Commercial paper and other short-term borrowings	4,630	5,893
Current maturities of long-term debt	3,099	1,546
Accrued liabilities	7,112	8,462
Liabilities held for sale	1,218	1,198
Total current liabilities	22,085	23,414
Long-term debt	29,010	27,141
Deferred income taxes	1,581	1,577
Postretirement benefit obligations other than pensions	108	111
Other liabilities	6,537	6,408
SHAREOWNERS’ EQUITY
Capital—common stock issued	958	958
—additional paid-in capital	10,480	10,157
Common stock held in treasury, at cost	(43,904)	(43,029)
Accumulated other comprehensive loss	(4,973)	(5,146)
Retained earnings	51,029	50,964
Total Honeywell shareowners’ equity	13,590	13,904
Noncontrolling interest	1,077	1,126
Total shareowners’ equity	14,667	15,030
Total liabilities and shareowners’ equity	$73,988	$73,681

The Notes to Consolidated Financial Statements are an integral part of this statement.
5    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Cash flows from operating activities
Net income	$795	$1,467
Less: Net income from discontinued operations	—	171
Net income from continuing operations	795	1,296
Adjustments to reconcile net income from continuing operations to net cash (used for) provided by operating activities
Depreciation	134	126
Amortization	223	199
Gain on sale of non-strategic businesses and assets	(6)	(1)
Impairment of assets held for sale	263	15
Loss on debt extinguishment	239	—
Repositioning and other charges	68	43
Net payments for repositioning and other charges	(63)	(104)
Pension and other postretirement income	(167)	(144)
Pension and other postretirement benefit payments	(5)	(5)
Stock compensation expense	57	59
Deferred income taxes	(117)	(19)
Other	33	(221)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(447)	(424)
Inventories	(203)	(147)
Other current assets	(135)	29
Accounts payable	(289)	(132)
Accrued liabilities	(825)	(142)
Income taxes	(205)	(50)
Net cash (used for) provided by operating activities from continuing operations	(650)	378
Net cash provided by operating activities from discontinued operations	—	219
Net cash (used for) provided by operating activities	(650)	597
Cash flows from investing activities
Capital expenditures	(223)	(190)
Increase in investments	(194)	(351)
Decrease in investments	212	338
Receipts (payments) from settlements of derivative contracts	85	(125)
Cash paid for acquisitions, net of cash acquired	(5)	(5)
Proceeds from sale of business, net of cash transferred	6	—
Net cash used for investing activities from continuing operations	(119)	(333)
Net cash used for investing activities from discontinued operations	—	(38)
Net cash used for investing activities	(119)	(371)
The Notes to Consolidated Financial Statements are an integral part of this statement.
6    Honeywell International Inc.

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Cash flows from financing activities
Proceeds from issuance of commercial paper and other short-term borrowings	4,758	4,855
Payments of commercial paper and other short-term borrowings	(6,018)	(3,413)
Proceeds from issuance of common stock	170	42
Proceeds from issuance of long-term debt	—	46
Payments of long-term debt	(12,605)	(44)
Repurchases of common stock	(1,000)	(1,902)
Cash dividends paid	(781)	(732)
Pre-separation funding	15,835	—
Other	(92)	(32)
Net cash provided by (used for) financing activities	267	(1,180)
Effect of foreign exchange rate changes on cash and cash equivalents	(8)	44
Net decrease in cash and cash equivalents	(510)	(910)
Cash and cash equivalents at beginning of period	12,487	10,567
Cash and cash equivalents at end of period	$11,977	$9,657

Non-cash financing activities
Transfer of Exchange Notes to terminate the Term Loan Agreement	$6,000	—
The Notes to Consolidated Financial Statements are an integral part of this statement.
7    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(Unaudited)

	Three Months Ended March 31,
	2026		2025
	Shares	$	Shares	$
	(In millions, except per share amounts)
Common stock, par value	957.6	958	957.6	958
Additional paid-in capital
Beginning balance		10,157		9,695
Issued for employee savings and option plans		303		187
Stock compensation expense		57		61
Other		(37)		—
Ending balance		10,480		9,943
Treasury stock
Beginning balance	(322.3)	(43,029)	(307.8)	(39,378)
Reacquired stock or repurchases of common stock	(4.3)	(1,004)	(8.9)	(1,902)
Issued for employee savings and option plans	2.7	129	1.8	80
Ending balance	(323.9)	(43,904)	(314.9)	(41,200)
Retained earnings
Beginning balance		50,964		50,835
Net income attributable to Honeywell		821		1,449
Dividends on common stock		(756)		(734)
Ending balance		51,029		51,550
Accumulated other comprehensive loss
Beginning balance		(5,146)		(3,491)
Foreign exchange translation adjustment		136		(290)
Pension and other postretirement benefit adjustments		(2)		11
Changes in fair value of available for sale investments		(1)		—
Changes in fair value of cash flow hedges		40		(18)
Ending balance		(4,973)		(3,788)
Noncontrolling interest
Beginning balance		1,126		535
Net income attributable to noncontrolling interest		(26)		18
Foreign exchange translation adjustment		8		12
Dividends paid		(31)		(4)
Ending balance		1,077		561
Total shareowners' equity	633.7	14,667	642.7	18,024
Cash dividends per share of common stock		$1.19		$1.13

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
Honeywell reports its quarterly financial information using a calendar convention; the first, second, and third quarters are consistently reported as ending on March 31, June 30, and September 30, respectively. It is Honeywell's practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires Honeywell's businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on the Company's business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, Honeywell will provide appropriate disclosures. Honeywell's closing dates for the three months ended March 31, 2026 and 2025, were March 28, 2026 and March 29, 2025, respectively.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies of the Company are set forth in Note 1 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in the Company’s 2025 Annual Report on Form 10-K. The Company includes herein certain updates to those policies.
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
Effective beginning in the first quarter of 2026, the Company realigned certain of its business units as reflected in Note 18 Segment Financial Data, which impacted the composition of its reportable segments. The Company recast historical periods to reflect this change in segment presentation, including the reallocation of goodwill on a relative fair value basis as discussed in Note 8 Goodwill and Other Intangible Assets—Net.
SUPPLY CHAIN FINANCING
Amounts outstanding related to supply chain financing programs are included in Accounts payable in the Consolidated Balance Sheet. Accounts payable included approximately $1,085 million and $1,141 million as of March 31, 2026 and December 31, 2025, respectively. The impact of these programs is not material to the Company's overall liquidity.
RECENT ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages. The new standard requires entities to consider whether significant development uncertainty has been resolved before starting to capitalize software costs and aligns disclosure requirements with Accounting Standards Codification (ASC) 360, Property, Plant, and Equipment. This ASU is effective for annual and interim reporting periods beginning after December 15, 2027, and can be applied prospectively, retrospectively, or using a modified transition method, with early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company's Consolidated Financial Statements.
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
NOTE 3. ACQUISITIONS, DIVESTITURES, AND DISCONTINUED OPERATIONS
ACQUISITIONS
Johnson Matthey's Catalyst Technologies Business
On May 22, 2025, the Company announced its agreement to acquire Johnson Matthey's Catalyst Technologies business segment in an all-cash transaction. In February 2026, the agreement was amended to adjust the total consideration to £1.325 billion. The transaction is subject to customary closing conditions, including receipt of certain regulatory approvals. The transaction is expected to be completed in the third quarter of 2026, and the business will be included within the Process Automation and Technology reportable business segment.
Sundyne
On June 6, 2025, the Company acquired 100% of the outstanding equity interests of Sundyne, a leader in the design manufacturing, and aftermarket support of highly-engineered pumps and gas compressors for process industries, for total consideration of $2,160 million, net of cash acquired. The business is part of the Process Automation and Technology reportable business segment. The following table summarizes the determination of the fair value of identifiable assets acquired and liabilities assumed that are included in the Consolidated Balance Sheet as of March 31, 2026:

Current assets	$274
Intangible assets	990
Other noncurrent assets	92
Current liabilities	(103)
Noncurrent liabilities	(224)
Net assets acquired	1,029
Goodwill	1,241
Purchase price	$2,270
The Sundyne identifiable intangible assets primarily include customer relationships, technology, and trademarks which will amortize over their estimated useful lives ranging from one to 15 years using straight-line and accelerated amortization methods. The goodwill is not deductible for tax purposes. As of the end of the first quarter of 2026, the purchase accounting is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, working capital adjustments, and tax balances.
DIVESTITURES AND ASSETS AND LIABILITIES HELD FOR SALE
Productivity Solutions and Services and Warehouse and Workflow Solutions Businesses
During the fourth quarter of 2025, the Company concluded the assets and liabilities of each of the Productivity Solutions and Services and Warehouse and Workflow Solutions businesses, which are part of the Productivity goodwill reporting unit within the Industrial Automation reportable business segment, met the held for sale criteria and the Company presented the associated assets and liabilities of each business as held for sale beginning December 31, 2025. The disposal groups, consisting of the associated assets and liabilities, are measured at the lower of carrying value or fair value, less costs to sell. The carrying amount of any assets, including goodwill, that are part of the disposal groups, but not in the scope of ASC 360-10, Property, Plant, and Equipment, are tested for impairment under the relevant guidance prior to measuring the disposal groups at fair value, less costs to sell. The fair value is based on the use of estimates and is subject to change based on future developments and actual amounts realized upon sale may vary from those recorded as of March 31, 2026.
10    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The Company performed an evaluation as of March 31, 2026 to assess the recoverability of the carrying value of the assets held for sale. The Company recognized a $263 million increase to the valuation allowance during the three months ended March 31, 2026, to write down the disposal groups to fair value, less costs to sell, as applicable. Gains resulting from the fair value, less costs to sell, exceeding the carrying value of the disposal groups are not recognized until realized at the completion of the sale. In April 2026, the Company announced it has reached agreements to sell the businesses in two separate transactions, both of which are expected to close in the second half of 2026 and are subject to customary closing conditions, including receipt of certain regulatory approvals.

The following table summarizes the assets and liabilities classified as held for sale in the Consolidated Balance Sheet:

	March 31, 2026	December 31, 2025
Assets held for sale
Accounts receivable	$524	$489
Inventories	430	394
Other current assets	44	47
Investments and long-term receivables	31	29
Property, plant and equipment—net	161	153
Goodwill	1,135	1,138
Other intangible assets—net	263	262
Deferred income taxes	199	136
Other assets	108	99
Valuation allowance on assets held for sale	(518)	(255)
Total Assets held for sale	$2,377	$2,492
Liabilities held for sale
Accounts payable	$591	$532
Accrued liabilities	446	484
Other liabilities	181	182
Total Liabilities held for sale	$1,218	$1,198
11    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

SPIN-OFFS AND DISCONTINUED OPERATIONS
Advanced Materials Business
On October 30, 2025, the Company completed the spin-off of its Advanced Materials business into an independent, publicly traded company named Solstice Advanced Materials, Inc. (Solstice). In connection with the spin-off of the Advanced Materials business into Solstice, the results of operations, financial position, and cash flows for the Advanced Materials business are reported as discontinued operations for all periods presented in the consolidated financial statements.
The following table summarizes the key components of net income from discontinued operations:

Three Months Ended March 31, 2025
Product Sales	$838
Service Sales	59
Net Sales	897
Costs, expenses and other
Cost of products sold	528
Cost of services sold	45
Total Cost of products and services sold	573
Research and development expenses	22
Selling, general and administrative expenses	52
Interest and other financial charges	1
Other (income) expense	30
Income from discontinued operations before taxes	219
Tax expense	48
Net income from discontinued operations	$171
Aerospace Technologies Business
On February 6, 2025, the Company announced its intention to pursue a separation of Honeywell and Honeywell Aerospace into independent, U.S. publicly traded companies, which is expected to be completed in the third quarter on June 29, 2026. The planned separation is intended to be a tax-free separation to Honeywell shareowners for U.S. federal income tax purposes. The separation will be subject to the satisfaction of a number of customary conditions, including, among others, the filing and effectiveness of applicable filings (including a Form 10 registration statement that includes required financial statements) with the SEC, assurance that the separation of the businesses will be tax-free to Honeywell’s shareowners, receipt of applicable regulatory approvals, and final approval by Honeywell’s Board of Directors. The proposed separation is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions.
12    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 4. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
The Company has a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. Beginning in 2026, the disaggregation of revenue within its Building Automation, Process Automation and Technology, and Industrial Automation segments is reported based on business model. See the following disaggregated revenue table and related discussions by reportable business segment for details:

	Three Months Ended March 31,
	2026	2025
Aerospace Technologies
Commercial Aviation Original Equipment	$648	$627
Commercial Aviation Aftermarket	1,959	1,899
Defense and Space	1,715	1,646
Net Aerospace Technologies sales	4,322	4,172
Building Automation
Products	1,005	905
Solutions	877	787
Net Building Automation sales	1,882	1,692
Process Automation and Technology
Projects	686	602
Aftermarket	827	843
Net Process Automation and Technology sales	1,513	1,445
Industrial Automation
Products	958	1,173
Solutions	463	424
Net Industrial Automation sales	1,421	1,597
Corporate and All Other	5	19
Net sales	$9,143	$8,925
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
Building Automation – A global provider of unified building automation solutions across products, hardware, software, and analytics, which help our customers convert buildings into safe, sustainable, and integrated assets. Building Automation offerings include fire detection, building controls and optimization software, energy management systems, access control, and video management software, complemented by installation, maintenance, and upgrades. The reportable business segment is comprised of the Products and Solutions business models. The Products business is a leading provider of multi-domain controls and software offerings, primarily through an industry-leading, highly capable, channel partner network. The Solutions business is a leading provider of integrated systems and differentiated automation technologies. Honeywell Forge integrates hardware, software and services—enhanced by AI-enabled solutions—to support revenue generation and performance over the lifecycle of a building.
13    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Process Automation and Technology – A global provider of end-to-end solutions that drive automation throughout the industrial lifecycle, develop and innovate advanced process technology solutions, and help accelerate customers' digital transformations. The business segment delivers to multiple sectors, including energy, mining and minerals, industrials, power generation, and life sciences. The reportable business segment is comprised of the Projects and Aftermarket business models. The Projects business offers automation solutions for new and existing industrial plants, solutions for critical turbomachinery control applications, licensing, engineering of new and existing energy facilities, and energy solutions including separation and purification, gas, renewable fuels, blue H2 / blue NH3, green H2, carbon capture, plastics circularity, and energy storage. The Aftermarket business offers solutions that improve safety, reliability, sustainability, and operations excellence and delivers licensed process technology, equipment, engineering catalyst, adsorbents, and services to enable the energy transition. Honeywell Forge connects and contextualizes assets to enhance productivity, efficiency and operational performance, helping customers realize greater value from their operations.
Industrial Automation – A global provider of sensing and measurement solutions serving mission critical applications across diversified verticals, including energy, power and utilities, aerospace and defense, medical devices, and semiconductors. Across these verticals, customers desire similar outcomes, such as operational efficiency, asset effectiveness, people performance, and safety. The reportable business segment is comprised of the Products and Solutions business models. The Products business offerings include fiscal custody transfer solutions, fixed and portable gas detection, safety solutions for semiconductor manufacturing, terminal operations, sensors, switches and controls, burner management systems, and fuel and air delivery. Industrial Automation offers a comprehensive suite of solutions through aftermarket services, as well as through expanding its high-value digital services and connected solutions, all of which are anchored in Honeywell Forge.
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
The Company recognizes revenue arising from performance obligations outlined in contracts with its customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based on timing of recognition is as follows:

	Three Months Ended March 31,
	2026	2025
Products, transferred point in time	49%	53%
Products, transferred over time	15	12
Net product sales	64	65
Services, transferred point in time	7	5
Services, transferred over time	29	30
Net service sales	36	35
Net sales	100%	100%
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
14    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table summarizes the Company's contract assets and liabilities balances:

	2026	2025
Contract assets—January 1	$2,403	$2,155
Contract assets—March 31	2,667	2,335
Change in contract assets - increase (decrease)	$264	$180
Contract liabilities—January 1	$(3,839)	$(4,120)
Contract liabilities—March 31	(4,230)	(4,259)
Change in contract liabilities - (increase) decrease	$(391)	$(139)
Net change	$(127)	$41
For the three months ended March 31, 2026 and 2025, the Company recognized revenue of $1,064 million and $1,000 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets included $2,615 million and $2,424 million of current unbilled balances under long-term contracts as of March 31, 2026 and December 31, 2025, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.
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
Performance obligations are satisfied as of a point in time or over time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services, or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. The Company's remaining performance obligations as of March 31, 2026, are $38,262 million.
Performance obligations recognized as of March 31, 2026, will be satisfied over the course of future periods. The Company's disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 57% and 43%, respectively.
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 5. REPOSITIONING AND OTHER CHARGES
A summary of net repositioning and other charges follows:

	Three Months Ended March 31,
	2026	2025
Severance	$36	$24
Asset impairments	3	1
Exit costs	11	11
Reserve adjustments	(8)	(29)
Total net repositioning charges	42	7
Asbestos-related charges, net of insurance and reimbursements	1	20
Probable and reasonably estimable environmental liabilities, net of reimbursements	25	16
Total net repositioning and other charges	$68	$43
The following table summarizes the pre-tax distribution of total net repositioning and other charges by classification in the Consolidated Statement of Operations:

	Three Months Ended March 31,
	2026	2025
Cost of products and services sold	$48	$35
Selling, general and administrative expenses	20	8
Total net repositioning and other charges	$68	$43
The following table summarizes the pre-tax amount of total net repositioning and other charges by reportable business segment. These amounts are excluded from segment profit as described in Note 18 Segment Financial Data:

	Three Months Ended March 31,
	2026	2025
Aerospace Technologies	$1	$(7)
Building Automation	5	11
Process Automation and Technology	16	(5)
Industrial Automation	3	11
Corporate and All Other	43	33
Total net repositioning and other charges	$68	$43
NET REPOSITIONING CHARGES
In the three months ended March 31, 2026, the Company recognized gross repositioning charges totaling $50 million, including severance costs of $36 million related to workforce reductions of 562 manufacturing and administrative positions primarily in the Company's Process Automation and Technology reportable business segment and Corporate function. These workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $3 million related to the write-down of certain assets within the Company's Industrial Automation reportable business segment. The repositioning charges also included exit costs of $11 million related to current period costs incurred for closure obligations associated with site transitions primarily in the Company's Industrial Automation and Aerospace Technologies reportable business segments and Corporate function. Also, $8 million of previously established reserves, primarily for severance, were returned to income due to higher-than-expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
16    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
In the three months ended March 31, 2025, the Company recognized gross repositioning charges totaling $36 million, including severance costs of $24 million related to workforce reductions of 713 manufacturing and administrative positions primarily in the Company's Building Automation and Industrial Automation reportable business segments. These workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $1 million related to the write-down of certain assets within the Company's Industrial Automation reportable business segment. The repositioning charges also included exit costs of $11 million related to current period costs incurred for closure obligations associated with site transitions primarily in the Company's Industrial Automation and Building Automation reportable business segments and Corporate function. Also, $29 million of previously established reserves, primarily for severance, were returned to income due to higher-than-expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
The following table summarizes the status of the Company's repositioning reserves, excluding amounts included in Liabilities held for sale in the Consolidated Balance Sheet:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2025	$170	$—	$2	$172
Charges	36	3	11	50
Usage—cash	(25)	—	(12)	(37)
Usage—noncash	—	(3)	—	(3)
Foreign currency translation	1	—	—	1
Adjustments	(8)	—	—	(8)
Balance at March 31, 2026	$174	$—	$1	$175
Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the three months ended March 31, 2026 and 2025, were $11 million and $11 million, respectively.
NOTE 6. INCOME TAXES
The effective tax rate was lower than the U.S. federal statutory rate of 21% and decreased during 2026 compared to 2025 as a result of a change in estimate of reduced frictional tax on the spin-off of the Advanced Materials business and prior tax positions, offset by incremental tax expense for tax reserve activities.
NOTE 7. INVENTORIES

	March 31, 2026	December 31, 2025
Raw materials	$1,738	$1,638
Work in process	1,230	1,203
Finished products	3,401	3,321
Total Inventories	$6,369	$6,162
17    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS—NET
As part of the segment realignment discussed in Note 18 Segment Financial Data, the Company performed a reallocation of goodwill on a relative fair value basis as of the first quarter of 2026, with goodwill in prior periods recast on a consistent basis. This resulted in a reallocation of goodwill between the Industrial Automation and Process Automation and Technology reportable business segments. We performed interim impairment tests in the first quarter of 2026 for reporting units impacted and determined there was no goodwill impairment.
The following table summarizes the change in the carrying amount of goodwill for the three months ended March 31, 2026, by reportable business segment:

	December 31, 2025	Acquisitions	Currency Translation Adjustment	March 31, 2026
Aerospace Technologies	$3,025	$—	$(2)	$3,023
Building Automation	6,439	—	(10)	6,429
Process Automation and Technology	7,140	—	64	7,204
Industrial Automation	3,526	—	(51)	3,475
Corporate and All Other	949	—	(1)	948
Total Goodwill	$21,079	$—	$—	$21,079
Other intangible assets are comprised of:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-life intangibles
Patents and technology	$3,304	$(1,754)	$1,550	$3,354	$(1,714)	$1,640
Customer relationships	6,318	(2,096)	4,222	6,325	(2,008)	4,317
Trademarks	303	(237)	66	297	(232)	65
Other	622	(284)	338	592	(272)	320
Total definite-life intangibles—net	10,547	(4,371)	6,176	10,568	(4,226)	6,342
Indefinite-life intangibles
Trademarks	386	—	386	394	—	394
Total Other intangible assets—net	$10,933	$(4,371)	$6,562	$10,962	$(4,226)	$6,736
Intangible assets amortization expense was $153 million and $135 million for the three months ended March 31, 2026 and 2025, respectively.
NOTE 9. DEBT AND CREDIT AGREEMENTS

	March 31, 2026	December 31, 2025
2.50% notes due 2026	$1,500	$1,500
1.10% notes due 2027	1,000	1,000
3.50% euro notes due 2027	224	763
4.65% notes due 2027	—	1,150
4.95% notes due 2028	—	500
3.90% notes due 2028	1,250	—
2.25% euro notes due 2028	341	881
4.00% notes due 2029	1,250	—
SOFR plus 0.63% notes due 2029	500	—
18    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	March 31, 2026	December 31, 2025
4.25% notes due 2029	—	750
2.70% notes due 2029	750	750
4.875% notes due 2029	—	500
4.70% notes due 2030	—	1,000
3.375% euro notes due 2030	415	881
1.95% notes due 2030	949	949
4.30% notes due 2031	2,000	—
4.95% notes due 2031	226	500
1.75% notes due 2031	1,496	1,496
4.75% notes due 2032	281	650
0.75% euro notes due 2032	580	587
3.75% euro notes due 2032	206	587
4.60% notes due 2033	1,750	—
5.00% notes due 2033	460	1,100
4.50% notes due 2034	1,000	1,000
4.125% euro notes due 2034	621	1,174
5.00% notes due 2035	517	1,450
4.95% notes due 2036	3,250	—
3.75% euro notes due 2036	436	881
5.70% notes due 2036	226	441
5.70% notes due 2037	220	462
5.375% notes due 2041	196	417
5.622% notes due 2046	1,000	—
3.812% notes due 2047	442	442
2.80% notes due 2050	701	701
5.25% notes due 2054	537	1,750
5.732% notes due 2056	3,500	—
5.35% notes due 2064	189	650
5.852% notes due 2066	1,500	—
4.37% term loan due 2027	—	1,000
One month term SOFR plus 0.875% term loan due 2027	2,750	2,750
6.625% debentures due 2028	141	201
9.065% debentures due 2033	40	51
Industrial development bond obligations, floating rate maturing at various dates through 2037	12	22
Other (including finance leases), 2.7% weighted average interest rate maturing at various dates through 2040	96	110
Fair value of hedging instruments	(88)	(79)
Debt issuance costs	(355)	(280)
Total Long-term debt and current related maturities	32,109	28,687
Less: Current maturities of long-term debt	3,099	1,546
Total Long-term debt	$29,010	$27,141
Commercial Paper and Other Short-Term Borrowings
As of March 31, 2026, the Company had $4.6 billion of Commercial paper and other short-term borrowings outstanding at a weighted average interest rate of 3.71%. As of December 31, 2025, the Company had $5.9 billion of Commercial paper and other short-term borrowings outstanding at a weighted average interest rate of 3.68%.
19    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Pre-Separation Funding
In March 2026, the Company entered into a series of debt transactions in anticipation of the separation of the Honeywell Aerospace business. The Company entered into a Term Loan Credit Agreement (the Term Loan Agreement), which provided for term loans in an aggregate principal amount of $6.0 billion. Interest rates on the term loans under each tranche were based on prevailing market rates, plus a margin.
Honeywell Aerospace Inc. (Aerospace) issued an aggregate of $16.0 billion principal amount senior notes (the Aerospace Senior Notes), as listed below:

Principal Amount	Maturity Date	Interest Rate
$1,250	March 2028	3.900%
$1,250	March 2029	4.000%
$500	March 2029	SOFR plus 0.630%
$2,000	March 2031	4.300%
$1,750	March 2033	4.600%
$3,250	March 2036	4.950%
$1,000	March 2046	5.620%
$3,500	March 2056	5.730%
$1,500	March 2066	5.850%
Aerospace will pay interest on the fixed rate notes on March 16 and September 16 of each year, with the first payment due on September 16, 2026. Aerospace will pay interest on the 2029 floating rate notes on March 16, June 16, September 16, and December 16 of each year, with the first payment on June 16, 2026. The Aerospace Senior Notes are senior unsecured obligations of Aerospace, guaranteed on a senior unsecured basis by the Company until the spin-off is completed. Upon the spin-off, the Company will be automatically and unconditionally released from all obligations under the guarantee.
The Senior Notes due 2046, 2056, and 2066 (collectively, the Exchange Notes) were issued by Aerospace to the Company as partial consideration for the contribution of assets by the Company to Aerospace in connection with the anticipated spin-off. In March 2026, the Company satisfied and terminated the Term Loan Agreement, in exchange for the Company's transfer and delivery of the Exchange Notes.
Aerospace also entered into a $1.0 billion 364-day credit agreement (the Aerospace 364-Day Credit Agreement). Amounts borrowed under the Aerospace Five-Year Credit Agreement are required to be repaid no later than March 6, 2031, unless such date is extended pursuant to the terms of the Aerospace Five-Year Credit Agreement. The Aerospace 364-Day Credit Agreement and Aerospace Five-Year Credit Agreement are each guaranteed on a senior unsecured basis by the Company until the spin-off is completed. Upon the spin-off, the Company will be automatically and unconditionally released from all obligations under the guarantees. Amounts borrowed under the Aerospace 364-Day Credit Agreement are due no later than March 5, 2027, unless (i) Aerospace elects to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 5, 2028, or (ii) the Aerospace 364-Day Credit Agreement is terminated earlier pursuant to its terms.
Aerospace entered into a $3.0 billion five-year credit agreement (the Aerospace Five-Year Credit Agreement). The Aerospace 364-Day Credit Agreement and Aerospace Five-Year Credit Agreement are maintained for general corporate purposes.
The revolving credit commitments under the Aerospace 364-Day Credit Agreement and Aerospace Five-Year Credit Agreement are available upon consummation of the spin-off of the Aerospace business, subject to certain conditions customary for facilities of this type.
Term Loan Agreements
In March 2026, the Company repaid its $1.0 billion 4.37% term loan due 2027.
Revolving Credit Agreements
In March 2026, the Company entered into a $3.0 billion 364-day credit agreement (the 364-Day Credit Agreement). The 364-Day Credit Agreement replaced the $3.0 billion 364-day credit agreement dated as of March 17, 2025, which was terminated in accordance with its terms effective March 6, 2026. Amounts borrowed under the 364-Day Credit Agreement are due no later than March 5, 2027, unless (i) Honeywell elects to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 5, 2028, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms.
20    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
In March 2026, the Company entered into a $4.0 billion five-year credit agreement (the Five-Year Credit Agreement). The Five-Year Credit Agreement replaced the $4.0 billion five-year credit agreement dated as of March 18, 2024, which was terminated in accordance with its terms effective March 6, 2026. Commitments under the Five-Year Credit Agreement can be increased pursuant to the terms of the Five-Year Credit Agreement to an aggregate amount not to exceed (i) $4.5 billion prior to the spin-off of the Aerospace business, and (ii) $3.5 billion following the spin-off of the Aerospace business. Amounts borrowed under the Five-Year Credit Agreement are required to be repaid no later than March 6, 2031, unless such date is extended pursuant to the terms of the Five-Year Credit Agreement. Amounts borrowed under the Five-Year Credit Agreement are required to be repaid no later than March 6, 2031, unless such date is extended pursuant to the terms of the Five-Year Credit Agreement. The 364-Day Credit Agreement and the Five-Year Credit Agreement are maintained for general corporate purposes.
Upon consummation of the spin-off of the Aerospace business, the aggregate revolving credit commitments under the 364-Day Credit Agreement will be reduced to $2.0 billion and the aggregate revolving credit commitments under the Five-Year Credit Agreement will be reduced to $3.0 billion.
As of March 31, 2026, there were no outstanding borrowings under the 364-Day Credit Agreement or the Five-Year Credit Agreement.
Debt Tender Offers and Debt Redemption
In March 2026, the Company commenced a series of debt tender offers to purchase certain of its existing debt securities. On March 24, 2026, the Company purchased the following notes for an aggregate principal amount of $7.5 billion at early settlement of the debt tender offers:

Principal Amount
3.50% euro notes due 2027	$529
2.25% euro notes due 2028	528
3.375% euro notes due 2030	455
4.95% notes due 2031	274
4.75% notes due 2032	369
3.75% euro notes due 2032	373
5.0% notes due 2033	640
4.125% euro notes due 2034	539
5.0% notes due 2035	933
3.75% euro notes due 2036	434
5.70% notes due 2036	215
5.70% notes due 2037	241
5.375% notes due 2041	221
5.250% notes due 2054	1,213
5.350% notes due 2064	461
6.625% debentures due 2028	60
9.065% debentures due 2033	11
In addition, in March 2026, the Company fully redeemed the following notes:

Principal Amount
4.65% notes due 2027	$1,150
4.95% notes due 2028	500
4.25% notes due 2029	750
4.875% notes due 2029	500
4.70% notes due 2030	1,000
As a result of the debt tender offers and debt redemptions, the Company incurred a $239 million Loss on debt extinguishment and an additional $44 million of debt restructuring costs included in Other (income) expense in the Consolidated Statement of Operations.
21    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Additionally, on April 10, 2026, the Company fully redeemed the remaining balance of the 3.50% euro notes due 2027 and 2.25% euro notes due 2028 for aggregate principal of $566 million.
NOTE 10. LEASES
The Company's operating and finance lease portfolio is described in Note 10 Leases of Notes to Consolidated Financial Statements in the Company's 2025 Annual Report on Form 10-K.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2026	2025
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$61	$64
Finance leases	11	7
Supplemental balance sheet information related to leases was as follows:

	March 31, 2026	December 31, 2025
Operating leases
Other assets	$905	$876
Accrued liabilities	$179	$174
Other liabilities	833	809
Total operating lease liabilities	$1,012	$983
Finance leases
Property, plant and equipment	$153	$171
Accumulated depreciation	(96)	(110)
Property, plant and equipment—net	$57	$61
Current maturities of long-term debt	$33	$37
Long-term debt	26	27
Total finance lease liabilities	$59	$64
22    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
Honeywell's foreign currency, interest rate, credit, and commodity price risk management policies are described in Note 11 Derivative Instruments and Hedging Transactions of Notes to Consolidated Financial Statements in the Company's 2025 Annual Report on Form 10-K.
The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheet:

	Notional		Fair Value Asset		Fair Value Liability
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Derivatives in fair value hedging relationships
Interest rate swap agreements	$3,180	$4,068	$5	$14	$(93)	$(93)
Derivatives in cash flow hedging relationships
Foreign currency exchange contracts	385	509	1	—	(14)	(6)
Derivatives in net investment hedging relationships
Cross currency swap agreements	6,139	6,139	—	—	(700)	(801)
Total derivatives designated as hedging instruments	9,704	10,716	6	14	(807)	(900)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	13,128	9,682	13	4	(7)	(5)
Total Derivative instruments	$22,832	$20,398	$19	$18	$(814)	$(905)
All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Accrued liabilities or Other liabilities.
In addition to the foreign currency derivative contracts designated as net investment hedges, certain of the Company's foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $3,143 million and $6,962 million as of March 31, 2026 and December 31, 2025, respectively.
The following table sets forth the amounts recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Long-term debt	$3,092	$3,989	$(88)	$(79)
23    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following tables summarize the location and impact to the Consolidated Statement of Operations related to derivative instruments:

	Three Months Ended March 31, 2026
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other Income (Expense)	Interest and Other Financial Charges
	$9,143	$3,863	$1,741	$1,310	$7	$356
Gain (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive loss into income	—	—	—	(1)	—	—
Gain (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	9
Derivatives designated as hedges	—	—	—	—	—	(9)
Gain (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	86	—
Reverse treasury lock contracts	—	—	—	—	(26)	—

	Three Months Ended March 31, 2025
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other Income (Expense)	Interest and Other Financial Charges
	$8,925	$3,723	$1,740	$1,310	$229	$285
Gain (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive loss into income	1	—	—	(2)	—	—
Gain (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	(24)
Derivatives designated as hedges	—	—	—	—	—	24
Gain (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	(148)	—
The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive loss:

	Three Months Ended March 31,
	2026	2025
Euro-denominated long-term debt	$71	$(198)
Euro-denominated commercial paper	2	(42)
Cross currency swap agreements	89	(245)
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
The following table sets forth the Company’s financial assets and liabilities accounted for at fair value on a recurring basis:

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$14	$—	$14	$—	$4	$—	$4
Available for sale investments	48	452	—	500	50	481	—	531
Interest rate swap agreements	—	5	—	5	—	14	—	14
Investments in equity securities	2	—	—	2	3	—	—	3
Right to HWI Net Sale Proceeds	—	—	—	—	—	—	4	4
Total assets	$50	$471	$—	$521	$53	$499	$4	$556
Liabilities
Foreign currency exchange contracts	$—	$21	$—	$21	$—	$11	$—	$11
Interest rate swap agreements	—	93	—	93	—	93	—	93
Cross currency swap agreements	—	700	—	700	—	801	—	801
Total liabilities	$—	$814	$—	$814	$—	$905	$—	$905
The Company values foreign currency exchange contracts, interest rate swap agreements, and cross currency swap agreements using broker quotations, or market transactions in either the listed or over-the-counter markets. These derivative instruments are classified within level 2. The Company also holds investments in commercial paper, certificates of deposits, time deposits, and corporate debt securities that are designated as available for sale. These investments are valued using published prices based on observable market data. These investments are classified within level 2.
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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$1,002	$958	$992	$961
Liabilities
Long-term debt and related current maturities	$32,109	$30,974	$28,688	$28,144
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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
As of March 31, 2026 and December 31, 2025, the Company measured the disposal group of the Productivity Solutions and Services and Warehouse and Workflow Solutions businesses at fair value, less costs to sell. The fair value of the disposal group was determined using significant unobservable inputs based on expected proceeds to be received upon the sale of the businesses. As such, the fair value of the disposal group was considered level 3. See Note 3 Acquisitions, Divestitures, and Discontinued Operations for more information on the disposal group.
NOTE 13. EARNINGS PER SHARE
The details of the earnings per share calculations for the three months ended March 31, 2026 and 2025, are as follows (shares in millions):

Basic	Three Months Ended March 31,
	2026	2025
Net income from continuing operations attributable to Honeywell	$821	$1,284
Net income from discontinued operations attributable to Honeywell	—	165
Net income attributable to Honeywell	$821	$1,449
Weighted average shares outstanding	634.7	648.2
Earnings per share of common stock from continuing operations—basic	$1.29	$1.99
Earnings per share of common stock from discontinued operations—basic	—	0.25
Earnings per share of common stock—basic	$1.29	$2.24

	Three Months Ended March 31,
Assuming Dilution	2026	2025
Net income from continuing operations attributable to Honeywell	$821	$1,284
Net income from discontinued operations attributable to Honeywell	—	165
Net income attributable to Honeywell	$821	$1,449
Average shares
Weighted average shares outstanding	634.7	648.2
Dilutive securities issuable—stock plans	3.7	3.5
Total weighted average diluted shares outstanding	638.4	651.7

Earnings per share of common stock from continuing operations—assuming dilution	$1.29	$1.97
Earnings per share of common stock from discontinued operations—assuming dilution	—	0.25
Earnings per share of common stock—assuming dilution	$1.29	$2.22
The diluted earnings per share calculations exclude the effect of stock options when the cost to exercise an option exceeds the average market price of the common shares during the period. For the three months ended March 31, 2026 and 2025, the weighted average number of stock options excluded from the computations were 2.1 million and 2.4 million, respectively.
As of March 31, 2026 and 2025, the total shares outstanding were 633.7 million and 642.7 million, respectively, and as of March 31, 2026 and 2025, total shares issued were 957.6 million.
26    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2025	$(3,779)	$(1,378)	$5	$6	$(5,146)
Other comprehensive income (loss) before reclassifications	136	—	(1)	39	174
Amounts reclassified from accumulated other comprehensive loss	—	(2)	—	1	(1)
Net current period other comprehensive income (loss)	136	(2)	(1)	40	173
Balance at March 31, 2026	$(3,643)	$(1,380)	$4	$46	$(4,973)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2024	$(2,872)	$(642)	$(1)	$24	$(3,491)
Other comprehensive loss before reclassifications	(290)	—	—	(16)	(306)
Amounts reclassified from accumulated other comprehensive loss	—	11	—	(2)	9
Net current period other comprehensive (loss) income	(290)	11	—	(18)	(297)
Balance at March 31, 2025	$(3,162)	$(631)	$(1)	$6	$(3,788)
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
Honeywell's environmental matters are further described in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements in the Company's 2025 Annual Report on Form 10-K.
The following table summarizes information concerning the Company's recorded liabilities for environmental costs:

Balance at December 31, 2025	$894
Accruals for environmental matters deemed probable and reasonably estimable	25
Environmental liability payments	(22)
Balance at March 31, 2026	$897
27    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Environmental liabilities are included in the following balance sheet accounts:

	March 31, 2026	December 31, 2025
Accrued liabilities	$180	$180
Other liabilities	717	714
Total environmental liabilities	$897	$894
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
OTHER MATTERS
The Company is subject to a number of other lawsuits, investigations, and disputes (some of which involve substantial amounts claimed) arising out of the conduct of its business operations or those of previously owned entities, including matters relating to commercial transactions, government contracts, product liability, the integration of emerging technologies (such as, but not limited to, artificial intelligence and machine learning), prior acquisitions and divestitures, employment, employee benefit plans, intellectual property, legal, and environmental, health, and safety matters. The Company recognizes liabilities for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments or outcomes in such matters, as well as potential ranges of probable losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts.
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
NOTE 16. PENSION BENEFITS
Net periodic pension benefit (income) cost for the Company's significant pension plans included the following components:

	U.S. Plans
	Three Months Ended March 31,
	2026	2025
Service cost	$6	$7
Interest cost	131	147
Expected return on plan assets	(282)	(289)
Net periodic benefit (income) cost	$(145)	$(135)
Net periodic benefit (income) cost - continuing operations	$(145)	$(134)
Net periodic benefit (income) cost - discontinued operations	—	(1)

	Non-U.S. Plans
	Three Months Ended March 31,
	2026	2025
Service cost	$1	$1
Interest cost	42	47
Expected return on plan assets	(71)	(73)
Amortization of prior service (credit)	1	—
Recognition of actuarial (gains) losses	—	14
Net periodic benefit (income) cost	$(27)	$(11)
Net periodic benefit (income) cost - continuing operations	$(27)	$(12)
Net periodic benefit (income) cost - discontinued operations	—	1
The Company repurchased $100 million and $200 million of outstanding Honeywell shares of common stock from the Honeywell U.S. Pension Plan Master Trust during the three months ended March 31, 2026 and 2025, respectively.
29    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
NOTE 17. OTHER (INCOME) EXPENSE

	Three Months Ended March 31,
	2026	2025
Interest income	$(90)	$(91)
Pension ongoing income—non-service	(181)	(154)
Other postretirement income—non-service	(2)	(4)
Equity income of affiliated companies	(16)	(11)
Gain on sale of non-strategic businesses and assets	(6)	—
Foreign exchange (gain) loss	5	4
Divestiture-related costs[1]	239	11
Acquisition-related costs	3	6
Debt restructuring costs	44	—
Other, net	(3)	10
Total Other (income) expense	$(7)	$(229)

1	Includes divestiture, spin-off, and separation costs.
NOTE 18. SEGMENT FINANCIAL DATA
Honeywell globally manages its business operations through four reportable business segments. Segment information is consistent with how the Chairman and Chief Executive Officer, who is the Company's chief operating decision maker, and management reviews the businesses, makes investing and resource allocation decisions, and assesses operating performance.
Honeywell’s senior management evaluates segment performance based on segment profit. Each segment’s profit is measured as segment income (loss) before taxes excluding general corporate unallocated expense, interest and other financial charges, interest income, amortization of acquisition-related intangibles, certain acquisition- and divestiture-related costs, impairment of goodwill, impairment of assets held for sale, stock compensation expense, pension and other postretirement income (expense), repositioning and other (gains) charges, loss on debt extinguishment, and other items within Other (income) expense.
Effective during the first quarter of 2026, the Company realigned certain of its business units comprising the Industrial Automation and Energy and Sustainability Solutions reportable business segments. This realignment formed a new reportable business segment, Process Automation and Technology, and resulted in a new composition of the Industrial Automation reportable business segment. Process Automation and Technology is comprised of UOP, which was previously in Energy and Sustainability Solutions, and the core portion of the Process Solutions business, which was previously in Industrial Automation. The new composition of Industrial Automation continues to include the smart energy, thermal solutions, and process measurement and control businesses, previously included in the Process Solutions business, as well as the Sensing and Safety Technologies, Warehouse and Workflow Solutions, and Productivity Solutions and Services businesses. Following the realignment, the Company's reportable business segments are Aerospace Technologies, Building Automation, Process Automation and Technology, and Industrial Automation. The realignment had no impact on the Company's historical consolidated financial position, results of operations, or cash flows. Prior period amounts have been recast.
30    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Three Months Ended March 31, 2026	Aerospace Technologies	Building Automation	Process Automation and Technology	Industrial Automation	Corporate and All Other	Total Honeywell
Net sales
Products	$2,393	$1,322	$958	$1,194	$—	$5,867
Services	1,929	560	555	227	5	3,276
Total Net sales	4,322	1,882	1,513	1,421	5	9,143
Less
Cost of products and services sold	2,675	993	856	864
Selling, general and administrative expenses	196	273	174	196
Other segment items[1]	307	120	124	120
Total Segment profit	$1,144	$496	$359	$241	$(111)	$2,129

Depreciation and amortization	$107	$64	$100	$37	$49	$357
Capital expenditures	98	17	54	15	39	223

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

Three Months Ended March 31, 2025	Aerospace Technologies	Building Automation	Process Automation and Technology	Industrial Automation	Corporate and All Other	Total Honeywell
Net sales
Products	$2,365	$1,208	$891	$1,343	$—	$5,807
Services	1,807	484	554	254	19	3,118
Total Net sales	4,172	1,692	1,445	1,597	19	8,925
Less
Cost of products and services sold	2,592	868	809	989
Selling, general and administrative expenses	188	275	208	239
Other segment items	293	109	115	139
Total Segment profit	$1,099	$440	$313	$230	$(80)	$2,002

Depreciation and amortization	$94	$60	$68	$56	$47	$325
Capital expenditures	73	23	40	22	32	190

	March 31, 2026	December 31, 2025
Aerospace Technologies	$18,571	$17,920
Building Automation	10,810	10,883
Process Automation and Technology	17,694	17,572
Industrial Automation	10,534	10,712
Corporate and All Other	16,379	16,594
Total assets	$73,988	$73,681
31    Honeywell International Inc.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in tables in millions, except per share amounts)
A reconciliation of segment profit to consolidated income before taxes are as follows:

	Three Months Ended March 31,
	2026	2025
Segment profit	$2,129	$2,002
Interest and other financial charges	(356)	(285)
Interest income[1]	90	91
Amortization of acquisition-related intangibles[2]	(153)	(135)
Impairment of assets held for sale	(263)	(15)
Stock compensation expense[3]	(57)	(59)
Pension ongoing income[4]	164	126
Pension mark-to-market expense[4]	—	14
Other postretirement income[4]	2	4
Repositioning and other charges[5]	(68)	(43)
Loss on debt extinguishment	(239)	—
Divestiture-related costs[6]	(314)	(11)
Other expense[7]	(49)	(24)
Income before taxes	$886	$1,665

1	Amounts included in Other (income) expense.
2	Amounts included in Cost of products and services sold.
3	Amounts included in Selling, general and administrative expenses.
4
Amounts included in Cost of products and services sold (service cost component), Selling, general and administrative expenses (service cost component), Research and development expenses (service cost component), and Other (income) expense (non-service cost component).

5	Amounts included in Cost of products and services sold, Selling, general and administrative expenses, and Other (income) expense.
6	Amounts included in Selling, general and administrative expenses and Other (income) expense.
7
Amounts include the other components of Selling, general and administrative expenses and Other (income) expense not included within other categories in this reconciliation. Equity income of affiliated companies is included in segment profit.

32    Honeywell International Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions, except per share amounts)
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell, we, us, our, or the Company) for the three months ended March 31, 2026. The financial information as of March 31, 2026 should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2025, contained in our 2025 Annual Report on Form 10-K. Certain prior year amounts are reclassified to conform to the current year presentation.
BUSINESS UPDATE
MACROECONOMIC CONDITIONS
We continue to monitor macroeconomic and geopolitical developments that remain elevated, including armed conflict in the Middle East and its effects on global energy markets and maritime shipping, ongoing trade policy uncertainty following judicial and regulatory developments affecting U.S. tariff authorities, and evolving inflationary pressures. Global growth projections moderated, and tariffs imposed during 2025 and 2026, together with new trade investigations and ongoing negotiations, contributed to heightened volatility. Elevated energy prices, tariff pass-through effects, and financial market uncertainty continue to contribute to supply chain and cost pressures. We continue to engage with suppliers to proactively manage potential disruptions, critical material constraints, and pricing volatility.
Mitigation strategies are an important component of our approach to managing these risks, including supply chain simplification, alignment to local and regional supply sources, pricing actions, dual-source strategies, and longer-term approaches for constrained materials. These efforts include direct engagement with key suppliers, new supplier development, and, where appropriate, design modifications. We maintain relationships with primary and secondary suppliers that support sourcing continuity and operational flexibility. Due to stringent quality controls and product qualification processes, these strategies have not impacted, and are not expected to impact, product quality or reliability.
To date, our strategies have helped manage our exposure to these supply chain and cost-related conditions. However, the convergence of geopolitical conflict, evolving trade policies, and persistent inflationary pressures may have a material adverse effect on our consolidated results of operations, cash flows, or financial condition.
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
On February 6, 2025, we announced our intention to pursue a separation of Honeywell from Honeywell Aerospace, into independent, U.S. publicly traded companies, which is intended to be completed in the third quarter on June 29, 2026. The planned separation is intended to be a tax-free separation to Honeywell shareowners for U.S. federal income tax purposes. The separation will be subject to the satisfaction of a number of customary conditions, including, among others, the filing and effectiveness of applicable filings (including a Form 10 registration statement that includes required financial statements) with the SEC, assurance that the separation of the businesses will be tax-free to Honeywell’s shareowners, receipt of applicable regulatory approvals, and final approval by Honeywell’s Board of Directors. The proposed separation is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions.
In 2025, we announced we are evaluating strategic alternatives for our Productivity Solutions and Services and Warehouse and Workflow Solutions businesses within the Industrial Automation reportable segment to further simplify Honeywell's portfolio and accelerate shareowner value creation ahead of the planned separation of Honeywell from Honeywell Aerospace. Beginning December 31, 2025, the assets and liabilities of these businesses were classified as held for sale. In April 2026, the Company announced it has reached agreements to sell the businesses in two separate transactions, both of which are expected to close in the second half of 2026 and are subject to customary closing conditions, including receipt of certain regulatory approvals.
33    Honeywell International Inc.

On May 22, 2025, the Company announced its agreement to acquire Johnson Matthey's Catalyst Technologies business segment in an all-cash transaction. In February 2026, the agreement was amended to adjust the total consideration to £1.325 billion. Completion of the transaction is anticipated in the third quarter of 2026, subject to customary closing conditions, including receipt of certain regulatory approvals.
SEGMENT REALIGNMENT
Effective in the first quarter of 2026, we realigned certain of our business units comprising our Industrial Automation and Energy and Sustainability Solutions reportable business segments. This realignment formed a new reportable business segment, Process Automation and Technology, and resulted in a new composition of our Industrial Automation reportable business segment. Process Automation and Technology is comprised of UOP, which was previously in Energy and Sustainability Solutions, and the core portion of the Process Solutions business, which was previously in Industrial Automation. The new composition of Industrial Automation continues to include the smart energy, thermal solutions, and process measurement and control businesses, previously included in the Process Solutions business, as well as the Sensing and Safety Technologies, Warehouse and Workflow Solutions, and Productivity Solutions and Services businesses. Following the realignment, our reportable business segments are Aerospace Technologies, Building Automation, Process Automation and Technology, and Industrial Automation. In addition to the realignment, also beginning in 2026, we report the disaggregation of revenue within our Building Automation, Process Automation and Technology, and Industrial Automation segments based on business models. The realignment had no impact on our historical consolidated financial position, results of operations, or cash flows. Prior period amounts have been recast to reflect this change.
34    Honeywell International Inc.

RESULTS OF OPERATIONS
Consolidated Financial Results
Net Sales by Segment
35    Honeywell International Inc.

Segment Profit by Segment
36    Honeywell International Inc.

CONSOLIDATED OPERATING RESULTS
Net Sales

Three Months Ended March 31
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$9,143
$8,925
2026
2025

The change in Net sales was attributable to the following:

Q1 2026 vs. Q1 2025
Volume	(2%)
Price	4%
Foreign currency translation	2%
Acquisitions	1%
Divestitures	(3%)
Other	— %
Total % change in Net sales	2%
A discussion of Net sales by reportable business segment can be found in the Review of Business Segments section of this Management's Discussion and Analysis.
Q1 2026 compared with Q1 2025
Net sales increased due to the following:
•Increased pricing and price adjustments to offset inflation, and
•Favorable impact of foreign currency translation, driven by the weakening of the U.S. dollar against the currencies of the majority of our international markets, primarily the Australian dollar, Chinese renminbi, and Canadian dollar,
•Partially offset by lower sales from the divestiture of the personal protective equipment (PPE) business, and
•Lower sales volumes.
37    Honeywell International Inc.

Cost of Products and Services Sold

Three Months Ended March 31
$6,000
$4,000
$2,000
$0
$5,604
$5,463
2026
2025

Q1 2026 compared with Q1 2025
Cost of products and services sold increased due to higher direct and indirect material costs and higher labor costs.
Gross Margin

Three Months Ended March 31
$4,000
$3,000
$2,000
$1,000
$0
$3,539
$3,462
38.7%
38.8%
2026
2025
Gross margin
Gross margin as a percentage of Net sales

Q1 2026 compared with Q1 2025
Gross margin increased by approximately $0.1 billion and gross margin percentage decreased 10 basis points to 38.7% compared to 38.8% for the same period of 2025.
38    Honeywell International Inc.

Research and Development Expenses

Three Months Ended March 31
$492
$416
5.4%
4.7%
$500
$400
$300
$200
$100
$0
2026
2025
Research and development expenses
Research and development expenses as a percentage of Net sales

Q1 2026 compared with Q1 2025
Research and development expenses increased as a percentage of net sales due to increased investment in new product development in our Aerospace Technologies business.
A summary of our research and development costs is as follows:

	Three Months Ended March 31,
	2026	2025
Company funded research and development expenses	$492	$416
Customer-sponsored research and development[1]	266	267
Total research and development costs	$758	$683

1	Includes deferred customer funded nonrecurring engineering and development activities and expenditures on customer programs with a significant engineering performance obligation, included in Cost of products and services sold in the Consolidated Statement of Operations.
Selling, General and Administrative Expenses

Three Months Ended March 31
$1,500
$1,000
$500
$0
$1,310
$1,310
14.3%
14.7%
2026
2025
Selling, general and administrative expenses
Selling, general and administrative expenses as a percentage of Net sales

Q1 2026 compared with Q1 2025
Selling, general and administrative expenses were flat compared to the same period in 2025.
39    Honeywell International Inc.

Impairment of Assets Held for Sale

	Three Months Ended March 31,
	2026	2025
Impairment of assets held for sale	$263	$15
Q1 2026 compared with Q1 2025
Impairment of assets held for sale increased due to an impairment charge recorded on the assets held for sale related to the Productivity Solutions and Services and Warehouse and Workflow Solutions businesses for the three months ended March 31, 2026.
Loss on Debt Extinguishment

	Three Months Ended March 31,
	2026	2025
Loss on debt extinguishment	$239	$—
Q1 2026 compared with Q1 2025
Loss on debt extinguishment in the three months ended March 31, 2026 was due to the debt tender offers and redemptions.
Other (Income) Expense

	Three Months Ended March 31,
	2026	2025
Other (income) expense	$(7)	$(229)
Q1 2026 compared with Q1 2025
Other income decreased due to higher divestiture-related costs related to the anticipated spin-off of the Aerospace business.
Interest and Other Financial Charges

	Three Months Ended March 31,
	2026	2025
Interest and other financial charges	$356	$285
Q1 2026 compared with Q1 2025
Interest and other financial charges increased due to the pre-separation debt financing in advance of the anticipated spin-off of the Aerospace business.
40    Honeywell International Inc.

Tax Expense
Q1 2026 compared with Q1 2025
The effective tax rate decreased 1,190 basis-points due to the following:
•Change in estimate of reduced frictional tax on the spin-off of the Advanced Materials business of 1,130 basis points and
•Changes in estimate on prior tax positions of 460 basis points,
•Partially offset by incremental tax expense for tax reserve activities of 480 basis points.

Net Income from Continuing Operations

Three Months Ended March 31
$1,500
$1,000
$500
$0
$795
$1,29
$1,296
$1.97
$1.29
2026
2025
Net income from continuing operations
EPS from continuing operations – assuming dilution

Q1 2026 compared to Q1 2025
Earnings per share of common stock–assuming dilution decreased due to the following:
•Loss on debt extinguishment and debt restructuring costs ($0.35 after tax),
•Impairment of assets held for sale ($0.28 after tax), and
•Higher divestiture-related costs ($0.28 after tax),
•Partially offset by higher segment profit ($0.15 after tax).
41    Honeywell International Inc.

BACKLOG
Our backlog of orders increased 15% to $38.3 billion, as of March 31, 2026, compared to March 31, 2025. Backlog represents the estimated remaining value of work to be performed or products to be shipped under firm contracts. Backlog is equal to our remaining performance obligations under the contracts that meet the guidance on revenue from contracts with customers as discussed in Note 4 Revenue Recognition and Contracts with Customers of Notes to Consolidated Financial Statements. Our backlog by reportable business segment is as follows:

March 31, 2026
Aerospace Technologies	$18,822
Building Automation	9,255
Process Automation and Technology	7,437
Industrial Automation	2,667
Corporate and All Other[1]	81
Total backlog	$38,262

1	The backlog within Corporate and All Other relates to the Quantinuum business.
42    Honeywell International Inc.

REVIEW OF BUSINESS SEGMENTS
During the first quarter of 2026, the Company realigned certain of its business units as reflected in Note 18 Segment Financial Data, which impacts the composition of its reportable segments. The Company recast historical periods to reflect this change in segment presentation. See Note 18 Segment Financial Data to Notes to Consolidated Financial Statements for further discussion.
We globally manage our business operations through four reportable business segments: Aerospace Technologies, Building Automation, Process Automation and Technology, and Industrial Automation,
AEROSPACE TECHNOLOGIES
Net Sales

	Three Months Ended March 31,
	2026	2025	% Change
Net sales	$4,322	$4,172	4%
Cost of products and services sold	2,675	2,592
Selling, general and administrative and other expenses	503	481
Segment profit	$1,144	$1,099	4%
43    Honeywell International Inc.

	2026 vs. 2025
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit
Reported percent change	4%	4%
Less: Impact of divestitures to the prior period	—%	—%
Reported percent change, adjusted for impact of divestitures	4%	4%
Less: Foreign currency translation	1%	1%
Less: Acquisitions	—%	—%
Less: Other	—%	—%
Organic percent change[1]	3%	3%

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

Q1 2026 compared to Q1 2025
Sales increased $150 million due to higher organic sales of $58 million in Defense and Space and higher organic sales of $54 million in Commercial Aviation Aftermarket, both driven by increased pricing.
Segment profit increased $45 million and segment margin percentage increased 20 basis points to 26.5% compared to 26.3% for the same period of 2025.
BUILDING AUTOMATION
Net Sales

	Three Months Ended March 31,
	2026	2025	% Change
Net sales	$1,882	$1,692	11%
Cost of products and services sold	993	868
Selling, general and administrative and other expenses	393	384
Segment profit	$496	$440	13%
44    Honeywell International Inc.

	2026 vs. 2025
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit
Reported percent change	11%	13%
Less: Impact of divestitures to the prior period	—%	—%
Reported percent change, adjusted for impact of divestitures	11%	13%
Less: Foreign currency translation	3%	5%
Less: Acquisitions	—%	—%
Less: Other	—%	—%
Organic percent change	8%	8%
Q1 2026 compared to Q1 2025
Sales increased $190 million due to higher organic sales of $71 million in Products and higher organic sales of $61 million in Solutions, both driven by higher demand.
Segment profit increased $56 million and segment margin percentage increased 40 basis points to 26.4% compared to 26.0% for the same period of 2025.
PROCESS AUTOMATION AND TECHNOLOGY
Net Sales

	Three Months Ended March 31,
	2026	2025	% Change
Net sales	$1,513	$1,445	5%
Cost of products and services sold	856	809
Selling, general and administrative and other expenses	298	323
Segment profit	$359	$313	15%
45    Honeywell International Inc.

	2026 vs. 2025
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit
Reported percent change	5%	15%
Less: Impact of divestitures to the prior period	—%	—%
Reported percent change, adjusted for impact of divestitures	5%	15%
Less: Foreign currency translation	2%	2%
Less: Acquisitions	9%	12%
Less: Other	—%	—%
Organic percent change	(6)%	1%
Q1 2026 compared to Q1 2025
Sales increased $68 million due to inorganic sales of $121 million in Sundyne during the three months ended March 31, 2026, partially offset by lower organic sales of $82 million in Aftermarket driven by a decline in refining catalyst shipments.
Segment profit increased $46 million and segment margin percentage increased 200 basis points to 23.7% compared to 21.7% for the same period of 2025.
INDUSTRIAL AUTOMATION
Net Sales

	Three Months Ended March 31,
	2026	2025	% Change
Net sales	$1,421	$1,597	(11)%
Cost of products and services sold	864	989
Selling, general and administrative and other expenses	316	378
Segment profit	$241	$230	5%
46    Honeywell International Inc.

	2026 vs. 2025
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit
Reported percent change	(11)%	5%
Less: Impact of divestitures to the prior period	(15)%	(13)%
Reported percent change, adjusted for impact of divestitures	4%	18%
Less: Foreign currency translation	3%	5%
Less: Acquisitions	—%	—%
Less: Other	—%	—%
Organic percent change	1%	13%
Q1 2026 compared to Q1 2025
Sales decreased $176 million due to the sale of our PPE business on May 21, 2025.
Segment profit increased $11 million and segment margin percentage increased 260 basis points to 17.0% compared to 14.4% for the same period in 2025.
On July 8, 2025, the Company announced it is evaluating strategic alternatives for its Productivity Solutions and Services and Warehouse and Workflow Solutions businesses. Following the Company's strategic review, the assets and liabilities of these businesses were classified as held for sale beginning December 31, 2025. In April 2026, the Company announced it has reached agreements to sell the businesses in two transactions, both of which are expected to close in the second half of 2026 and are subject to customary closing conditions, including receipt of certain regulatory approvals.
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
REPOSITIONING CHARGES
See Note 5 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in the three months ended March 31, 2026 and 2025. Cash spending related to our repositioning actions was $37 million in the three months ended March 31, 2026, and was funded through operating cash flows.
47    Honeywell International Inc.

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
CASH
As of March 31, 2026 and December 31, 2025, we held $12.4 billion and $12.9 billion, respectively, of cash and cash equivalents, including our short-term investments. We monitor third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty.
As of March 31, 2026, we held $6.7 billion of the Company’s cash, cash equivalents, and short-term investments in non-U.S. subsidiaries. We do not have material amounts related to any jurisdiction subject to currency control restrictions that impact our ability to access and repatriate such amounts. Under current laws, we do not expect taxes on repatriation or restrictions on amounts held outside of the U.S. to have a material effect on our overall liquidity.
CASH FLOW SUMMARY
Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Three Months Ended March 31,
	2026	2025	Variance
Cash and cash equivalents at beginning of period	$12,487	$10,567	$1,920
Operating activities
Net income from continuing operations	795	1,296	(501)
Noncash adjustments	694	278	416
Changes in working capital	(939)	(703)	(236)
Other operating activities	(1,200)	(493)	(707)
Net cash provided by operating activities from discontinued operations	—	219	(219)
Net cash (used for) provided by operating activities	(650)	597	(1,247)
Net cash used for investing activities from continuing operations	(119)	(333)	214
Net cash used for investing activities from discontinued operations	—	(38)	38
Net cash provided by (used for) financing activities	267	(1,180)	1,447
Effect of foreign exchange rate changes on cash and cash equivalents	(8)	44	(52)
Net decrease in cash and cash equivalents	(510)	(910)	400
Cash and cash equivalents at end of period	$11,977	$9,657	$2,320
Three months ended March 31, 2026
Net cash used for operating activities from continuing operations was driven by an $825 million decline in accrued liabilities driven by the Flexjet litigation settlement payment of $375 million and a decline in accrued interest due to cash interest payments of $463 million.
Net cash used for investing activities from continuing operations was driven by capital expenditures.
Net cash provided by financing activities was driven by $15,835 million of pre-separation funding related to the anticipated spin-off of the Aerospace business, partially offset by $12,605 million of payments of long-term debt, $1,260 million of net payments of commercial paper, $1,000 million of repurchases of common stock, and $781 million of cash dividends paid.
48    Honeywell International Inc.

Three months ended March 31, 2026 compared with three months ended March 31, 2025
Net cash used for operating activities from continuing operations increased by $1,028 million, driven by an increase in accrued liabilities of $683 million due to the Flexjet litigation settlement payment of $375 million, higher cash interest payments of $136 million, and a $236 million unfavorable impact of working capital driven by timing of payments of accounts payable.
Net cash used for investing activities from continuing operations decreased by $214 million, driven by a $210 million net increase in cash receipts from settlements of derivative contracts.
Net cash provided by financing activities increased by $1,447 million, driven by $15,835 million of pre-separation funding related to the anticipated spin-off of the Aerospace business and a $902 million decrease in repurchases of common stock, partially offset by a $12,561 million increase of payments of long-term debt, and a $2,702 million increase of net payments of commercial paper.
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
In addition to normal operating cash requirements, our principal future cash requirements include funding capital expenditures, share repurchases, dividends, strategic acquisitions, and debt repayments. During the three months ended March 31, 2026, we repurchased common stock of $1.0 billion. Refer to the section titled Liquidity and Capital Resources of our 2025 Form 10-K for a discussion of our expected capital expenditures, share repurchases, mergers and acquisitions activity, and dividends for 2026.
We continually assess the relative strength of each business in our portfolio as to strategic fit, market position, profit, and cash flow contribution in order to identify target investment and acquisition opportunities in order to upgrade our combined portfolio. We seek to identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. On May 22, 2025, the Company announced its agreement to acquire Johnson Matthey's Catalyst Technologies business segment in an all cash transaction. In February 2026, the agreement was amended to adjust the total consideration to £1.325 billion. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability, or growth potential. These businesses are considered for potential divestiture, restructuring, or other repositioning actions, subject to regulatory constraints. On February 6, 2025, we announced our intention to separate Honeywell from Honeywell Aerospace into independent, U.S. publicly traded companies, which is expected to be completed in the third quarter on June 29, 2026. On July 8, 2025, we announced we are evaluating strategic alternatives for our Productivity Solutions and Services and Warehouse and Workflow Solutions businesses within the Industrial Automation reportable business segment and classified the assets and liabilities of the businesses as held for sale beginning December 31, 2025. In April 2026, the Company announced it has reached agreements to sell the businesses in two transactions, both of which are expected to close in the second half of 2026 and are subject to customary closing conditions, including receipt of certain regulatory approvals. See Note 3 Acquisitions, Divestitures, and Discontinued Operations of Notes to Consolidated Financial Statements for additional discussion.
We continually seek opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers and transfer of our trade receivables to unaffiliated financial institutions on a true sale basis. The impact of these programs is not material to our overall liquidity.
49    Honeywell International Inc.

BORROWINGS
We leverage a variety of debt instruments to manage our overall borrowing costs. As of March 31, 2026, and December 31, 2025, our total borrowings were $36.7 billion and $34.6 billion, respectively.

	March 31, 2026	December 31, 2025
Fixed rate notes	$29,194	$25,164
Commercial paper	4,630	5,892
Term loans	2,750	3,750
Variable rate notes	512	22
Other	96	111
Fair value of hedging instruments	(88)	(79)
Debt issuance costs	(355)	(280)
Total borrowings	$36,739	$34,580
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
In addition, we have the following loan and revolving credit agreements:
•A $6.0 billion Delayed Draw Term Loan Agreement (the 2025 Term Loan Agreement), dated as of May 7, 2025. The 2025 Term Loan Agreement is comprised of two tranches: (i) commitments to provide loans in an aggregate principal amount of up to $4.0 billion, which was fully drawn effective May 30, 2025, and (ii) commitments to provide loans in an aggregate amount of up to $2.0 billion, which expired on December 19, 2025. Amounts borrowed under the 2025 Term Loan Agreement are required to be paid no later than May 7, 2027, unless the 2025 Term Loan Agreement is terminated earlier pursuant to its terms. As of March 31, 2026, there were $2.75 billion of borrowings outstanding on the 2025 Term Loan Agreement.
•A $3.0 billion 364-day credit agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated as of March 6, 2026. Upon consummation of the spin-off of the Aerospace business, the aggregate revolving credit commitments under the 364-Day Credit Agreement will be reduced to $2.0 billion. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 5, 2027, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 5, 2028, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. As of March 31, 2026, there were no outstanding borrowings under the 364-Day Credit Agreement.
•A $4.0 billion five-year credit agreement (the Five-Year Credit Agreement) with a syndicate of banks, dated as of March 6, 2026. Upon consummation of the spin-off of the Aerospace business, the aggregate revolving credit commitments under the Five-Year Credit Agreement will be reduced to $3.0 billion. Commitments under the Five-Year Credit Agreement can be increased pursuant to the terms of the Five-Year Credit Agreement to an aggregate amount not to exceed (i) $4.5 billion prior to the spin-off of the Aerospace business and (ii) $3.5 billion following the spin-off of the Aerospace business. Amounts borrowed under the Five-Year Credit Agreement are required to be repaid no later than March 6, 2031, unless such date is extended pursuant to the terms of the Five-Year Credit Agreement. Amounts borrowed under the Five-Year Credit Agreement are required to be repaid no later than March 6, 2031, unless such date is extended pursuant to the terms of the Five-Year Credit Agreement. As of March 31, 2026, there were no outstanding borrowings under the Five-Year Credit Agreement.
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
50    Honeywell International Inc.

CREDIT RATINGS
Our ability to access the global debt capital markets and the related cost of these borrowings is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of March 31, 2026, S&P Global Inc. (S&P), Fitch Ratings Inc. (Fitch), and Moody’s Investor Service (Moody's) have ratings on our debt set forth in the table below:

	S&P	Fitch	Moody's
Outlook	Negative	Stable	Review for Downgrade
Short-term	A-1	F1	P1
Long-term	A	A	A2
On February 2, 2026, Moody's revised their credit rating outlook from stable to review for downgrade. On March 6, 2026, S&P revised their credit rating outlook from watch negative to negative. On March 6, 2026, Fitch revised their credit rating outlook from watch negative to stable.
OTHER MATTERS
LITIGATION
See Note 15 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of environmental and other litigation matters.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to our Critical Accounting Estimates presented in our 2025 Annual Report on Form 10-K. For a discussion of the Company’s Critical Accounting Estimates, see the section titled Critical Accounting Estimates in our 2025 Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2025 Annual Report on Form 10-K. As of March 31, 2026, there has been no material change in this information.
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
52    Honeywell International Inc.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to a number of lawsuits, investigations, and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental and other litigation matters in Note 15 Commitments and Contingencies of Notes to Consolidated Financial Statements.
There were no matters requiring disclosure pursuant to the requirement to disclose certain environmental matters involving potential monetary sanctions in excess of $300,000.
ITEM 1A. RISK FACTORS
Other than as noted below, there have been no material changes to our Risk Factors presented in our 2025 Annual Report on Form 10-K under the section titled Risk Factors. For further discussion of our Risk Factors, refer to the section titled Risk Factors in our 2025 Annual Report on Form 10-K.
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
Many major components, product equipment items, and raw materials, particularly in Aerospace Technologies, are procured or subcontracted on a single or sole-source basis. Although we maintain a qualification and performance surveillance process and we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases, in addition to other supply chain disruptions, may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. In addition, current or future global economic uncertainty, including inflation and high interest rates, supply chain and labor disruptions, tariffs and other trade barriers and restrictions, unemployment rates, banking instability, any U.S. government shutdown, any downgrades in the U.S. government's sovereign credit rating, public health crises, volatile financial markets, geopolitical instability and regional conflicts, including ongoing conflicts in the Middle East, and potential recession may affect the financial stability of our key suppliers or their access to financing, which may in turn affect their ability to perform their obligations to us. If one or more of our suppliers experiences financial difficulties, delivery delays, or other performance problems, our resulting inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.
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
53    Honeywell International Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 24, 2023, Honeywell's Board of Directors authorized the repurchase of up to $10 billion of Honeywell common stock, including approximately $2.1 billion of remaining availability under the previously announced $10 billion share repurchase authorization. The repurchase authorization does not have an expiration date and may be amended or terminated by Honeywell's Board of Directors at any time without prior notice.
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
During the three months ended March 31, 2026, Honeywell repurchased 4.4 million shares of its common stock, par value $1 per share. As of March 31, 2026, $679 million remained available under the share repurchase authorization for additional share repurchases. The following table summarizes our purchases of Honeywell's common stock for the three months ended March 31, 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (Dollars in millions)[1]
January 1, 2026 - January 24, 2026	1,215,077	216.01	1,215,077	$1,416
January 25, 2026 - February 21, 2026	2,591,065	231.54	2,591,065	$816
February 22, 2026 - March 28, 2026	565,962	242.94	565,962	$679

1	Excludes excise tax on net share repurchases.
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
During the three months ended March 31, 2026, none of our executive officers or directors adopted, terminated or modified a "Rule 10b5-1 trading arrangement," or adopted, terminated, or modified any "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).

54    Honeywell International Inc.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1
Indenture, dated as of March 16, 2026, between Honeywell Aerospace Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Honeywell’s Form 8-K filed March 16, 2026)

4.2
First Supplemental Indenture, dated as of March 16, 2026, between Honeywell Aerospace Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to Honeywell’s Form 8-K filed March 16, 2026)

4.3
Guarantee Agreement, dated as of March 16, 2026, among Honeywell International Inc., as guarantor, Honeywell Aerospace Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 to Honeywell’s Form 8-K filed March 16, 2026)

10.1+
364-Day Credit Agreement, dated as of March 6, 2026, among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Bank of America, N.A., as administrative agent, and Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc. and MUFG Bank, Ltd., as syndication agents (incorporated by reference to Exhibit 10.1 to Honeywell's Form 8-K filed March 6, 2026)

10.2+
Five-Year Credit Agreement, dated as of March 6, 2026, among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Bank of America, N.A., as administrative agent, and Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc. and MUFG Bank, Ltd., as syndication agents (incorporated by reference to Exhibit 10.2 to Honeywell's Form 8-K filed March 6, 2026)

10.3*	Offer Letter dated February 17, 2026 from Honeywell International Inc. to James Currier (incorporated by reference to Exhibit 10.66 to Honeywell’s Form 10-K for the year ended December 31, 2025)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
95	Mine Safety Disclosures (filed herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
+ Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon its request.

The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.
55    Honeywell International Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: April 23, 2026	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

56    Honeywell International Inc.