Form 10-Q/A
period 2026-06-30
HONEYWELL INTERNATIONAL INC
filed 2026-07-24
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
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

EXPLANATORY NOTE
Honeywell International Inc. (we, us, our, Honeywell Technologies, or the Company) is filing this Amendment No. 1 (this Amendment) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, previously filed with the Securities and Exchange Commission (SEC) on July 23, 2026 (the Original Filing), solely for the purpose of correcting typographical errors in the presentation of backlog by business segment in Item 2 of Part I, the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Specifically, the backlog amounts reflected for each of the Industrial Automation, Building Automation and Process Automation and Technology segments were misaligned with the amounts corresponding to such segment. The backlog amounts for the Aerospace Technologies segment and the Company were properly aligned with the corresponding segment and remain unchanged. The revised MD&A disclosure is included in Item 2 of Part I of this Amendment.
Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Filing nor does it modify or update the disclosures contained in the Original Filing that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

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

Consolidated Financial Results
Net Sales by Segment

Segment Profit by Segment

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

June 30, 2026
Aerospace Technologies	$18,435
Building Automation	9,258
Process Automation and Technology	7,640
Industrial Automation	2,675
Total backlog	$38,008

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