Form 10-Q
period 2026-09-30
HONEYWELL INTERNATIONAL INC
filed 2026-10-22
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 317,358,518 shares of Common Stock outstanding at September 30, 2026.

Cautionary Statement About Forward-looking Statements
We describe many of the trends and other factors that drive our business and future results in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other parts of this report (including Part II, Item 1A Risk Factors). Such discussions contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), including statements regarding estimates of the addressable market for our offerings, which may prove to be incorrect and could materially differ from actual demand. Forward-looking statements are those that address activities, events, or developments that we or our management intend, expect, project, believe, or anticipate will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors, many of which are difficult to predict and outside of our control. They are not guarantees of future performance, and actual results, developments, and business decisions may differ significantly from those envisaged by our forward-looking statements. We do not undertake to update or revise any of our forward-looking statements, except as required by applicable securities law. Our forward-looking statements are also subject to material risks and uncertainties, including ongoing macroeconomic and geopolitical risks, such as changes in or application of trade and tax laws and policies, including the impacts of tariffs and other trade barriers and restrictions, lower GDP growth or recession in the U.S. or globally, supply chain disruptions, capital markets volatility, inflation, and certain regional conflicts, including ongoing conflicts in the Middle East, which can affect our performance in both the near- and long-term. In addition, no assurance can be given that any plan, initiative, projection, goal, commitment, expectation, or prospect set forth in this Form 10-Q can or will be achieved. These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission (SEC), including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in this report and our 2025 Annual Report on Form 10-K. Any forward-looking plans described herein are not final and may be modified or abandoned at any time.
1    Honeywell International Inc.

About Honeywell Technologies
In the third quarter of 2026, Honeywell International Inc. (we, us, our, Honeywell Technologies, or the Company) completed the previously-announced separation (the Aerospace Spin-Off) of Honeywell Aerospace Inc. (Honeywell Aerospace) into an independent publicly-traded company. Honeywell Technologies separated Honeywell Aerospace from the Company by distributing all of the issued and outstanding shares of common stock of Honeywell Aerospace to the holders of common stock of Honeywell Technologies.

The separation of Honeywell Aerospace from Honeywell Technologies is intended, among other things, to better position both companies to focus on and pursue opportunities for long-term growth and profitability unique to each company's sector. Following the Aerospace Spin-Off, Honeywell International Inc. now operates as Honeywell Technologies. Honeywell Technologies continues to trade on the Nasdaq exchange under the ticker symbol “HON”.

Prior to the Aerospace Spin-Off, we globally managed our business operations through four reportable business segments: Aerospace Technologies, Building Automation, Process Automation and Technology, and Industrial Automation. Following the Aerospace Spin-Off, the historical financial results of Honeywell Aerospace are reflected in Honeywell Technologies’ consolidated financial statements as discontinued operations. In connection with and following completion of the Aerospace Spin-Off, we now manage our businesses through three reportable business segments: Building Automation, Process Automation and
Technology, and Industrial Automation. See Note 18 Segment Financial Data to Notes to Consolidated Financial Statements for further information.

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
Business Update
Following the completion of the Aerospace Spin-Off and our divestitures, Honeywell Technologies completed its portfolio transformation. We now operate as a global, pure-play automation company, providing mission-critical solutions across the buildings, industrial, and process sectors with a broad portfolio of services, solutions and products underpinned by our Honeywell Technologies Accelerator operating system and Honeywell Technologies Forge intelligence layer. As a trusted partner to our customers, we help organizations solve the world’s toughest, most complex challenges, while providing products, services, and software that enhance the quality of life for people and communities around the world. Building on our decades-long technology leadership positions, deep domain experience, and substantial installed base, Honeywell Technologies connects assets, people, and processes to power the transition from automation to autonomy. Our comprehensive portfolio of leading, mission-critical products and solutions is organized into the following segments: Building Automation, Process Automation and Technology, and Industrial Automation.

Our iconic heritage traces its origins to the late nineteenth century with the development of early temperature control technologies and the formation of the original Honeywell Heating Specialty Company in 1906. Honeywell Technologies introduced the first electronic control system in 1974, marking the beginning of modern distributed control systems, which enabled large complex plants to be controlled by a network of distributed controllers. At around the same time, in the 1970s, the debut of Honeywell Technologies’ Alpha 1000 and Delta systems brought a novel convergence of building management solutions that integrated fire, security, and energy systems into a unified platform. Through organic innovations as well as numerous strategic acquisitions, Honeywell Technologies has taken a software-first approach to increasing customer productivity and operational efficiency with forward-looking technology. Our rich history of innovation and technology leadership has cemented our long-standing reputation for driving significant productivity and enabling better outcomes for customers, ultimately making Honeywell Technologies instrumental to the future of critical industries.

Through our three operating segments, we provide mission-critical solutions in industries where reliability is paramount and sustainable competitive advantages can be established. Honeywell Technologies focuses on critical control points that often represent only a single-digit percentage of a project’s spend but deliver outsized value to our customers, creating aftermarket opportunities that enable us to add substantial value over the life of their assets. Our decades of deep domain expertise combined
2    Honeywell International Inc.

with our cutting-edge technologies enable us to offer value-based solutions that span a complementary set of business models, including products, projects, services, and software.

Our strategy is firmly rooted in the application of core competencies and our mature Accelerator operating system to meet industry demands for high return on investment (ROI) outcomes that build on integrated, enterprise-level solutions for customers. Honeywell Technologies has a substantial installed base of differentiated and critical equipment across Building Automation, Process Automation and Technology, and Industrial Automation.

We collaborate closely with top-tier partners that strengthen our go-to-market strategies by expanding our reach within existing verticals and enabling us to serve new customer segments in industries undergoing meaningful transformation, such as data centers, liquefied natural gas (LNG), semiconductors, and life sciences. These relationships provide us with valuable insights and broad end-customer access, which in turn solidifies our reputation as a leader across our sectors.
Enablers And Growth Strategies
Apply proprietary enablers to deliver high-value solutions
The key enablers of our business model are our proprietary Honeywell Technologies Accelerator operating system and our Honeywell Technologies Forge intelligence layer. Accelerator is our comprehensive management and operational framework that leverages decades of development to drive growth and competitive advantages through increased efficiency, manufacturing productivity, value-based pricing, customer problem solving, and innovation. This system is designed to enhance enterprise collaboration and accelerate decision-making, while optimizing our workforce. Our Accelerator operating system has matured over decades, using Lean, Six Sigma, and digital tools to provide real-time visibility into supply chain, production, and operational performance.

Our Honeywell Technologies Forge intelligence layer is a hardware-agnostic and open-architecture platform, which allows us to combine deep domain expertise and vast quantities of data in order to provide critical insights and outcomes for customers. This platform helps improve client processes, enhance productivity, support sustainability initiatives, and empower workers across all our business segments. By integrating Honeywell Technologies Forge into our portfolio and combining it with our leading-edge artificial intelligence (AI) capabilities, we enable customers to unlock greater value from their assets and operations and deliver enterprise-level outcomes.

To accelerate growth, we monetize our installed base with software, services and aftermarket offerings to generate incremental revenue streams that achieve consistent and reliable growth and recurring revenue streams. While there has been a significant push to digitize the industrial space, we believe significant opportunities remain for Honeywell Technologies to transform how organizations leverage technologies to automate complex operations, improve performance, and proactively respond to challenges faced by our customers.

Drive innovation through focus on research and development (R&D) and new product introductions
Our R&D investments are pivotal in driving strong organic growth from new product introductions that not only sustain our core business but also generate incremental revenue streams. Our commitment to drive a continuous cycle of product innovation leads to value-added product refreshments built on deep, trusted relationships. Our high level of customer focus provides us with prospects for co-innovation that benefit not only our existing customer base but also new customers by solving their most pressing challenges.

We focus our R&D investments on establishing a refreshed pipeline of solutions that create significant incremental outcomes to extend asset life, improve operational efficiency, and enhance customer decision-making across our segments. Across our portfolio, we continue to improve our strategic focus by developing new solutions that aim to transform customer operations through product upgrades, data analytics, and AI-based offerings. Our holistic, disciplined approach focuses on every element from accelerating ideation through to the commercialization phase. Over the last several years, we transformed our innovation process, working to ensure increased growth and ROI across our portfolio through strategic portfolio planning and building a culture of customer centricity.

As we consider opportunities to invest in technology, we target investments that we can use across our entire portfolio, further strengthening our single platform cross-selling model. Across our businesses, we developed and commercialized multiple vendor-agnostic innovations that increase customer productivity and operational efficiency, ensuring that we deliver quality solutions faster and at a reduced cost. As we continue to execute our own digital transformation, we are committed to embedding innovation into every aspect of our operations. Our mission is as much about setting new industry standards and anticipating future needs as it is about delivering today’s solutions.

3    Honeywell International Inc.

Pursue disciplined acquisition and portfolio-optimization strategy
We complement our organic growth strategy with a disciplined mergers and acquisitions (M&A) strategy, regularly identifying and evaluating a robust pipeline of acquisition opportunities across all businesses as part of our efforts to broaden our portfolio, access differentiated technologies and innovations and expand our exposure to high-growth verticals and regions. Our recent acquisitions focused on high-growth verticals and strategically expanded our existing portfolio, enabling us to create end-to-end, integrated offerings in attractive segments. Specifically, we believe that the acquisitions of Carrier Access Solutions, Air Products' LNG business, Compressor Controls Corporation (CCC), Sundyne, and Johnson Matthey’s Catalyst Technologies business will notably increase annualized revenue across our Building Automation and Process Automation and Technology portfolios. We apply a rigorous evaluation process designed to align each opportunity with our strategic objectives, financial criteria, and operational requirements, with the goal of ultimately supporting value creation.

Expand in targeted high-growth verticals
Our business model is designed to sustain growth that is less dependent on business cycles. We refer to this as “decoupled” growth: revenue that is not tied to the capital equipment lifecycle, unlike most traditional aftermarket sales. Decoupled growth creates new industry segments, such as connected buildings, and new offerings, such as cybersecurity, which expand the total addressable market and provide platforms for integrated solutions that combine multiple offerings in our broad portfolio.

In addition to growing in our core end-markets, we are concentrating on additional expansion in four “high-growth vertical” areas: data centers, semiconductors, life sciences, and LNG, where we bring our portfolio together around customer outcomes that matter most. In each vertical, we aim to build scale through vertical-specific offerings, a tailored commercial approach, and targeted acquisitions and partnerships. By way of example, in data centers, we help operators maximize uptime and energy efficiency by integrating building management, power and cooling controls, fire safety, and security. In our semiconductor vertical we help fabrication facilities protect yield and operate safely through environmental controls, gas detection, and process automation. And in LNG, we help producers improve throughput, reliability, and safety across liquefaction and export operations through process control, safety systems, and operations software.

For example, for pharmaceutical and biotechnology manufacturers, one of our core focuses is on improving manufacturing quality: small deviations in temperature, humidity, pressure, or contamination control can compromise a batch and create regulatory exposure. We address this by integrating our process automation software and controls, building management systems, and fire and security solutions into a seamless solution for our customers. Building controls hold the precise environmental conditions production requires; process automation provides real-time visibility into production data across the manufacturing lifecycle; and fire and security systems protect people, facilities, and product while supporting compliance with stringent regulations. Together, these capabilities help customers improve product quality, simplify regulatory compliance, and lower operating costs. Because our capabilities apply across verticals, lessons from one domain carry into others, which we believe deepens our relationships with existing customers.

Capitalize on our extensive global footprint as an automation leader
As a pure-play automation company, we have global scale with over half of our total annual sales from outside of the United States, and approximately one-third of total annual sales from high-growth regions. As reshoring investments remain strong, we believe this global mix positions us well to meet the local needs of customers for longevity of human life, energy demand / security, and increased energy consumption. Our global scale and reach are bolstered by the strength of our trusted brand and the depth of our channel partnerships. Our local-for-local strategy applies across all our regions and our global engineering services model, which enables us to both maintain customer focus and deliver on precise requirements and specifications that differ from country to country with speed and agility.

Honeywell Technologies is a global, pure-play automation business that brings together proprietary operating disciplines, deep domain expertise, and AI-enabled Forge solutions to boost customer productivity, drive growth across our installed base and high-growth markets and help address the world's most mission-critical challenges. Underpinned by our Accelerator operating system,
4    Honeywell International Inc.

our growth strategies work together to translate our installed base and domain expertise into actionable paths to develop and grow consistent, recurring revenue in new and existing segments.
Major Businesses
We manage our businesses through three reportable business segments: Building Automation, Process Automation and
Technology, and Industrial Automation. See Note 18 Segment Financial Data to Notes to Consolidated Financial Statements for further information.

Building Automation
Building Automation is a leading global provider of unified building automation solutions across products, hardware, software, and analytics, which help our customers convert buildings into safe, sustainable, and integrated assets. Building Automation offerings include fire detection, building controls and optimization software, energy management systems, access control, and video management software, complemented by installation, maintenance, and upgrades. Our equipment-agnostic approach creates a large aftermarket opportunity. The reportable business segment is comprised of the Products and Solutions business models. The Products business is a leading provider of multi-domain controls and software offerings, primarily through an industry-leading, highly capable, channel partner network. The Solutions business is a leading provider of integrated systems and differentiated automation technologies.

Within Building Automation, our Honeywell Technologies Forge solutions enable channel partners and end-users to digitally manage buildings, through asset onboarding, self-service capabilities, and applications. Digitalization, coupled with cloud transformation, creates the capability to connect assets, visualize data that provides actionable insights through intuitive dashboards, manage systems remotely, and leverage AI to facilitate installation, commissioning, and life-time service.

Process Automation and Technology
Process Automation and Technology offers a comprehensive portfolio of end-to-end solutions that drive automation throughout the industrial lifecycle, develop and innovate advanced process technology solutions, and help accelerate customers' digital transformations. The business segment delivers to multiple sectors, including energy, mining and minerals, industrials, power generation, and life sciences. The reportable business segment is comprised of the Projects and Aftermarket business models. The Projects business offers automation solutions for new and existing industrial plants, solutions for critical turbomachinery control applications, licensing, engineering of new and existing energy facilities, and energy solutions including separation and purification, gas, renewable fuels, blue H2 / blue NH3, green H2, carbon capture, plastics circularity, and energy storage. The Aftermarket business offers solutions that improve safety, reliability, sustainability, and operations excellence and delivers licensed process technology, equipment, engineering catalyst, adsorbents, and services to enable the energy transition.

Operating our Process Automation and Technology business as a single segment enables us to unlock significant customer efficiency benefits, since we believe we are singularly positioned to deliver end-to-end solutions combining our molecule expertise with our controls and software. For example, through the acquisition of Air Products' LNG business in 2024, we now provide
5    Honeywell International Inc.

customers with a full-service set of solutions consisting of natural gas pre-treatment, liquefaction, and enterprise-level digital automation technologies unified under the Honeywell Technologies Forge and Experion platforms.

Industrial Automation
Industrial Automation is a global at-scale provider of sensing and measurement solutions serving mission-critical applications across diversified verticals, including energy, power and utilities, aerospace and defense, medical devices, and semiconductors. Across these verticals, customers desire similar outcomes, such as operational efficiency, asset effectiveness, people performance, and safety. The reportable business segment is comprised of the Products and Solutions business models. The Products business offerings include fiscal custody transfer solutions, fixed and portable gas detection, safety solutions for semiconductor manufacturing, terminal operations, sensors, switches and controls, burner management systems, and fuel and air delivery. Industrial Automation offers a comprehensive suite of solutions through aftermarket services, as well as through expanding its high-value digital services and connected solutions, anchored in Honeywell Technologies Forge.

Our extensive installed base of sensing and measurement offerings, combined with vertical domain expertise and deep integration with Honeywell Technologies' Forge platform, delivers distinctive, value-accretive outcomes that address evolving customer needs. The combination of data, cloud and smarter edge solutions allows Industrial Automation to deliver enterprise level outcomes rather than just point solutions at each asset or site.
6    Honeywell International Inc.

Part I. Financial Information
The financial statements and related notes as of September 30, 2026, should be read in conjunction with the financial statements for the year ended December 31, 2025, contained in the Company’s 2025 Annual Report on Form 10-K.
Financial Statements and Supplementary Data
Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions, except per share amounts)
Product sales	$3,628	$3,573	$10,856	$10,724
Service sales	1,366	1,356	4,148	3,979
Net sales	4,994	4,929	15,004	14,703
Costs, expenses and other
Cost of products sold	2,127	2,041	6,421	6,179
Cost of services sold	849	1,114	2,593	2,749
Total Cost of products and services sold	2,976	3,155	9,014	8,928
Research and development expenses	239	268	825	774
Selling, general and administrative expenses	1,039	1,093	3,078	3,372
Impairment of assets held for sale	—	—	311	15
Loss on debt extinguishment	—	—	241	—
Gain on deconsolidation of subsidiary	—	—	(6,629)	—
Other (income) expense	(389)	(957)	(301)	(1,124)
Interest and other financial charges	143	263	579	715
Total costs, expenses and other	4,008	3,822	7,118	12,680
Income from continuing operations before taxes and equity losses	986	1,107	7,886	2,023
Tax expense	60	153	1,378	427
Equity loss	147	—	412	—
Net income from continuing operations	779	954	6,096	1,596
Net (loss) income from discontinued operations	(103)	905	1,061	3,299
Net income	676	1,859	7,157	4,895
Less: Net income (loss) attributable to noncontrolling interest	12	34	(10)	51
Net income attributable to Honeywell Technologies	$664	$1,825	$7,167	$4,844
Earnings (loss) per share of common stock—basic:
Earnings per share of common stock from continuing operations—basic[1]	$2.42	$3.01	$19.30	$5.02
(Loss) earnings per share of common stock from discontinued operations—basic[1]	(0.33)	2.73	3.29	10.11
Total earnings per share of common stock—basic[1]	$2.09	$5.74	$22.59	$15.13
Earnings (loss) per share of common stock—assuming dilution:
Earnings per share of common stock from continuing operations—assuming dilution[1]	$2.40	$2.99	$19.19	$4.99
Earnings per share of common stock from discontinued operations—assuming dilution[1]	(0.32)	2.72	3.27	10.05
Total earnings per share of common stock—assuming dilution[1]	$2.08	$5.71	$22.46	$15.04

1	All share and per share amounts have been retrospectively adjusted to reflect the Reverse Stock Split. See Note 1 Basis of Presentation for additional information.
The Notes to Consolidated Financial Statements are an integral part of this statement.
7    Honeywell International Inc.

Honeywell International Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net income	$676	$1,859	$7,157	$4,895
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	297	(229)	377	(1,010)
Pension and other postretirement benefit adjustments	667	(3)	663	(87)
Changes in fair value of available for sale investments	(1)	—	(2)	5
Changes in fair value of cash flow hedges	(46)	2	(1)	(30)
Other comprehensive income (loss), net of tax	917	(230)	1,037	(1,122)
Comprehensive income	1,593	1,629	8,194	3,773
Less: Comprehensive income (loss) attributable to the noncontrolling interest	8	30	(20)	77
Comprehensive income attributable to Honeywell Technologies	$1,585	$1,599	$8,214	$3,696

The Notes to Consolidated Financial Statements are an integral part of this statement.
8    Honeywell International Inc.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$5,694	$12,273
Short-term investments	492	443
Accounts receivable, less allowances of $155 and $167, respectively	5,086	4,429
Inventories	2,056	1,677
Assets held for sale	—	2,492
Other current assets	988	841
Current assets of discontinued operations	—	8,232
Total current assets	14,316	30,387
Equity method investments	7,273	195
Long-term receivables and other investments	1,114	1,113
Property, plant and equipment—net	2,706	2,466
Goodwill	17,561	18,054
Other intangible assets—net	5,442	5,161
Deferred income taxes	199	156
Other assets	4,487	4,537
Assets of discontinued operations	—	11,612
Total assets	$53,098	$73,681
Liabilities
Current liabilities
Accounts payable	$3,592	$3,434
Commercial paper and other short-term borrowings	2,424	5,893
Current maturities of long-term debt	3,783	1,541
Accrued liabilities	5,112	5,063
Liabilities held for sale	—	1,198
Current liabilities of discontinued operations	—	6,285
Total current liabilities	14,911	23,414
Long-term debt	10,386	27,137
Deferred income taxes	1,561	815
Postretirement benefit obligations other than pensions	80	111
Other liabilities	3,506	3,986
Liabilities of discontinued operations	—	3,188
Shareowners’ Equity
Capital—common stock issued[1]	479	479
—additional paid-in capital[1]	11,133	10,636
Common stock held in treasury, at cost	(43,854)	(43,029)
Accumulated other comprehensive loss	(4,099)	(5,146)
Retained earnings	58,758	50,964
Total Honeywell Technologies shareowners’ equity	22,417	13,904
Noncontrolling interest	237	1,126
Total shareowners’ equity	22,654	15,030
Total liabilities and shareowners’ equity	$53,098	$73,681

1	Balances as of December 31, 2025 have been retrospectively adjusted to reflect Reverse Stock Split. See Note 1 Basis of Presentation for additional information.
The Notes to Consolidated Financial Statements are an integral part of this statement.
9    Honeywell International Inc.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Cash flows from operating activities
Net income	$7,157	$4,895
Less: Net income from discontinued operations	1,061	3,299
Net income from continuing operations	6,096	1,596
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities
Depreciation	215	206
Amortization	483	510
Gain on deconsolidation of subsidiary	(6,629)	—
Equity loss (income) of affiliated companies	397	(14)
(Gain) loss on sale of non-strategic businesses and assets	(351)	29
Impairment of assets held for sale	311	15
Loss on debt extinguishment	241	—
Repositioning and other charges	133	(516)
Net payments for repositioning and other charges	(119)	(307)
Resideo indemnification and reimbursement agreement termination payment	—	1,590
Pension and other postretirement income	(268)	(164)
Pension and other postretirement benefit payments	(6)	(13)
Stock compensation expense	182	115
Deferred income taxes	687	(248)
Other	(2)	(362)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(546)	(344)
Inventories	(50)	(297)
Other current assets	(206)	(168)
Accounts payable	44	376
Accrued liabilities	567	510
Income taxes	(247)	96
Net cash provided by operating activities from continuing operations	932	2,610
Net cash (used for) provided by operating activities - discontinued operations	(189)	2,594
Net cash provided by operating activities	743	5,204
Cash flows from investing activities
Capital expenditures	(369)	(375)
Increase in investments	(771)	(1,064)
Decrease in investments	728	1,047
Receipts (payments) from settlements of derivative contracts	123	(403)
Deconsolidation of subsidiary cash	(623)	—
Cash paid for acquisitions, net of cash acquired	(1,763)	(2,201)
Proceeds from sale of business, net of cash transferred	1,454	1,157
Net cash used for investing activities from continuing operations	(1,221)	(1,839)
Net cash used for investing activities from discontinued operations	(252)	(529)
Net cash used for investing activities	(1,473)	(2,368)
The Notes to Consolidated Financial Statements are an integral part of this statement.
10    Honeywell International Inc.

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Cash flows from financing activities
Proceeds from issuance of commercial paper and other short-term borrowings	12,413	19,171
Payments of commercial paper and other short-term borrowings	(15,882)	(16,711)
Proceeds from issuance of common stock	246	140
Proceeds from issuance of long-term debt	—	4,035
Payments of long-term debt	(14,688)	(1,555)
Repurchases of common stock	(1,000)	(3,704)
Cash dividends paid	(1,816)	(2,214)
Pre-separation funding	15,835	—
Spin-off cash	(1,000)	—
Other	(125)	198
Net cash used for financing activities	(6,017)	(640)
Effect of foreign exchange rate changes on cash and cash equivalents	(46)	167
Net (decrease) increase in cash and cash equivalents	(6,793)	2,363
Cash and cash equivalents at beginning of period	12,487	10,567
Cash and cash equivalents at end of period	5,694	12,930
The Notes to Consolidated Financial Statements are an integral part of this statement.
11    Honeywell International Inc.

Honeywell International Inc.
Consolidated Statement of Shareowners’ Equity
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Shares[1]	$[1]	Shares[1]	$[1]	Shares[1]	$[1]	Shares[1]	$[1]
	(In millions, except per share amounts)
Common stock, par value	478.8	479	478.8	479	478.8	479	478.8	479
Additional paid-in capital
Beginning balance		11,014		10,527		10,636		10,174
Issued for employee savings and option plans		7		17		314		252
Stock compensation expense		112		36		220		154
Impact of Quantinuum contribution		—		(160)		—		(160)
Other		—		—		(37)		—
Ending balance		11,133		10,420		11,133		10,420
Treasury stock
Beginning balance	(161.9)	(43,893)	(161.4)	(42,897)	(161.2)	(43,029)	(153.9)	(39,378)
Reacquired stock or repurchases of common stock	—	—	(0.2)	(98)	(2.2)	(1,004)	(8.8)	(3,719)
Issued for employee savings and option plans	0.5	39	0.3	13	2.0	179	1.4	115
Ending balance	(161.4)	(43,854)	(161.3)	(42,982)	(161.4)	(43,854)	(161.3)	(42,982)
Retained earnings
Beginning balance		55,957		52,399		50,964		50,835
Net income attributable to Honeywell Technologies		664		1,825		7,167		4,844
Dividends on common stock		(226)		(720)		(1,736)		(2,175)
Other transactions with shareowners[2]		2,363		—		2,363		—
Ending balance		58,758		53,504		58,758		53,504
Accumulated other comprehensive loss
Beginning balance		(5,020)		(4,413)		(5,146)		(3,491)
Foreign exchange translation adjustment		301		(225)		387		(1,036)
Pension and other postretirement benefit adjustments		667		(3)		663		(87)
Changes in fair value of available for sale investments		(1)		—		(2)		5
Changes in fair value of cash flow hedges		(46)		2		(1)		(30)
Ending balance		(4,099)		(4,639)		(4,099)		(4,639)
Noncontrolling interest
Beginning balance		320		552		1,126		535
Acquisitions, divestitures, and other		—		—		—		2
Net income (loss) attributable to noncontrolling interest		12		34		(10)		51
Foreign exchange translation adjustment		(4)		(4)		(10)		26
Dividends paid		(17)		(21)		(92)		(53)
Contributions from noncontrolling interest holders		—		404		—		404
Loss of control of Quantinuum		—		—		(703)		—
Other transactions with shareowners[2]		(74)		—		(74)		—
Ending balance		237		965		237		965
Total shareowners' equity	317.4	22,654	317.5	17,747	317.4	22,654	317.5	17,747
Cash dividends per share of common stock[1]		$0.70		$2.26		$5.46		$6.78

1
Share and per share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, including retrospective adjustment to beginning balances of Common stock, par value and Additional paid-in capital. See Note 1 Basis of Presentation for additional information.

2
Other transactions with shareowners includes an increase in Retained earnings related to the pro rata distribution of all of the issued and outstanding shares of common stock of Honeywell Aerospace. In connection with the Aerospace Spin-Off, the Company derecognized assets of $21.9 billion and liabilities of $24.9 billion, including the Aerospace Senior Notes as discussed in Note 9 Debt and Credit Agreements. Additionally, the Company reclassified $74 million of Noncontrolling interest attributable to Honeywell Aerospace to Retained earnings.

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
Honeywell Technologies reports its quarterly financial information using a calendar convention; the first, second, and third quarters are consistently reported as ending on March 31, June 30, and September 30, respectively. It is Honeywell Technologies’ practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires Honeywell Technologies’ businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on the Company’s business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, Honeywell Technologies will provide appropriate disclosures. Honeywell Technologies’ closing dates for the three and nine months ended September 30, 2026 and 2025, were September 26, 2026 and September 27, 2025, respectively.
Honeywell Technologies reports all share and per share amounts and beginning balances of Common stock and Additional paid-in capital on a retrospective adjusted basis to reflect reverse stock splits for all periods presented, as applicable. During the second quarter of 2026, the Company’s Board of Directors approved a one-for-two reverse stock split (the Reverse Stock Split) and proportionate reduction in the number of authorized shares of common stock, subject to and contingent upon the completion of the separation of the Aerospace Technologies business (the Aerospace Spin-Off). In the third quarter on June 29, 2026, following the Aerospace Spin-Off as discussed in Note 3 Acquisitions, Divestitures, and Discontinued Operations, the Reverse Stock Split became effective. As a result of the Reverse Stock Split, every two shares of common stock issued and outstanding or held by Honeywell Technologies as treasury shares were automatically combined into one share of common stock, and the number of authorized shares of common stock was reduced from 2 billion to 1 billion with no change in par value. Any fractional shares were settled in cash.
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
In the third quarter on June 29, 2026, the Company completed the previously announced separation of its Aerospace Technologies business into an independent, publicly traded company named Honeywell Aerospace Inc. (Honeywell Aerospace). On October 30, 2025, the Company completed the spin-off of its Advanced Materials business into an independent, publicly traded company named Solstice Advanced Materials Inc. (Solstice). Results of operations, financial position, and cash flows for the Aerospace Technologies and Advanced Materials businesses are reported as discontinued operations for all periods presented. Unless otherwise noted, information in these notes to consolidated financial statements relates to continuing operations.
Effective beginning in the first quarter of 2026, the Company realigned certain of its business units as reflected in Note 18 Segment Financial Data, which impacted the composition of its reportable segments. The Company recast historical periods to reflect this change in segment presentation, including the reallocation of goodwill on a relative fair value basis as discussed in Note 8 Goodwill and Other Intangible Assets—Net. Additionally, in conjunction with the Aerospace Spin-Off, the Company transferred assets of $26 million from the former Aerospace Technologies reportable business segment to the Industrial Automation reportable business segment. Prior period amounts have been recast.
Supply Chain Financing
Amounts outstanding related to supply chain financing programs are included in Accounts payable in the Consolidated Balance Sheet. Accounts payable included approximately $433 million and $620 million as of September 30, 2026 and December 31, 2025, respectively, related to these programs. The impact of these programs is not material to the Company’s overall liquidity.
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
Equity method investments are recorded within Equity Method Investments in the Consolidated Balance Sheet. Differences between the carrying amount of the investment and the Company’s proportionate share of the investee’s net assets are attributed to identifiable assets and liabilities, with any residual recorded as goodwill. Basis differences are amortized over their estimated useful lives. Equity method investments are assessed for other-than-temporary impairment when events occur, or circumstances change, that indicate it is more likely than not the fair value of the asset is below its carrying value. If there is an other-than-temporary decline in the value of an equity method investment, it is recognized as an impairment loss in the current period.
The Company recognizes its proportionate share of the investee’s earnings or losses in the Consolidated Statement of Operations. Equity income and loss are classified based on the nature of the investment. Results from strategically aligned investments are recorded in Other (income) expense, while results from non-strategic investments are recorded in Equity loss.
As of September 30, 2026, the carrying amount of the Company’s equity method investment in Quantinuum Inc. (Quantinuum) was $7,113 million. During the three and nine months ended September 30, 2026, the Company recognized equity losses of $147 million and $412 million, respectively, related to this investment.
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
Note 3. Acquisitions, Divestitures, and Discontinued Operations
Acquisitions
Johnson Matthey’s Catalyst Technologies Business
On July 17, 2026, the Company acquired 100% of the outstanding equity interests of Johnson Matthey’s Catalyst Technologies business, a leading provider of catalyst manufacturing and process technology licensing, for total consideration of $1,743 million,
14    Honeywell International Inc.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in tables in millions, except per share amounts)
net of cash acquired. The business is part of the Process Automation and Technology reportable business segment. The following table summarizes the determination of the fair value of identifiable assets acquired and liabilities assumed that are included in the Consolidated Balance Sheet as of September 30, 2026:

Current assets	$510
Intangible assets	691
Other noncurrent assets	453
Current liabilities	(231)
Noncurrent liabilities	(210)
Net assets acquired	1,213
Goodwill	578
Purchase price	$1,791
The Johnson Matthey's Catalyst Technologies business' identifiable intangible assets primarily include customer relationships and technology which will amortize over their estimated useful lives ranging from two to 15 years using straight-line and accelerated amortization methods. The goodwill is not deductible for tax purposes. As of the end of the third quarter of 2026, the purchase accounting is subject to final adjustment, primarily for the valuation of long-lived and intangible assets, amounts allocated to goodwill, working capital adjustments, and tax balances.

Sundyne
On June 6, 2025, the Company acquired 100% of the outstanding equity interests of Sundyne, a leader in the design manufacturing, and aftermarket support of highly-engineered pumps and gas compressors for process industries, for total consideration of $2,160 million, net of cash acquired. The business is part of the Process Automation and Technology reportable business segment. The Company finalized the evaluation for the fair value of all the assets acquired and liabilities assumed with Sundyne during the second quarter of 2026. The following table summarizes the determination of the fair value of identifiable assets acquired and liabilities assumed that are included in the Consolidated Balance Sheet as of September 30, 2026:

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
The Company recognized a gain of $6,629 million during the second quarter of 2026 as a result of the deconsolidation of Quantinuum. The gain was calculated as the difference between (i) the aggregate fair value of the retained interests in the former subsidiaries and (ii) the carrying value of the assets and liabilities of the former subsidiaries, less the carrying value of the non-controlling interest in the former subsidiaries.
15    Honeywell International Inc.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The initial fair value of the retained investment of $7,525 million at the date of deconsolidation was determined using a market approach based on the observable quoted market price of Quantinuum’s common stock. At the date of deconsolidation, the carrying value of Quantinuum’s net assets was $1,599 million and the carrying value of the noncontrolling interest was $703 million.
Differences between the carrying amount of the retained equity method investment and the Company’s proportionate share of Quantinuum’s net assets were attributed to identifiable assets and liabilities utilizing purchase accounting principles, with the residual amount recorded as equity method goodwill. The Company identified basis differences related to intangible assets of $1.1 billion and equity method goodwill of $6.1 billion. Basis differences related to intangible assets will be amortized over their estimated useful lives and are recorded within Equity loss in the Consolidated Statement of Operations. The weighted-average life of the Quantinuum intangible assets is 8 years and will be amortized using a straight-line method. Basis differences related to equity method goodwill will not be amortized.

Productivity Solutions and Services and Warehouse and Workflow Solutions Businesses
As of December 31, 2025, the Company concluded the assets and liabilities of each of the Productivity Solutions and Services (PSS) and Warehouse and Workflow Solutions (WWS) businesses, which were a part of the Productivity goodwill reporting unit within the Industrial Automation reportable business segment, met the held for sale criteria, and the Company presented the associated assets and liabilities of each business as held for sale beginning December 31, 2025. On July 27, 2026, the Company completed the sale of its WWS business in exchange for total consideration of $157 million, net of cash transferred. On August 3, 2026, the Company completed the sale of its PSS business for total consideration of $1,370 million, net of cash transferred.
During the third quarter, the Company recognized a pre-tax gain on the sale of the businesses of $339 million, primarily attributed to a gain on the sale of the PSS business, which was recorded in Other (income) expense in the Consolidated Statement of Operations. During the nine months ended September 30, 2026, the Company recognized a $311 million increase to the valuation allowance to write down the WWS disposal group to fair value, less costs to sell.
The following table summarizes the assets and liabilities classified as held for sale in the Consolidated Balance Sheet as of December 31, 2025:

December 31, 2025
Assets held for sale
Accounts receivable	$489
Inventories	394
Other current assets	47
Equity method investments	15
Long-term receivables and other investments	14
Property, plant and equipment—net	153
Goodwill	1,138
Other intangible assets—net	262
Deferred income taxes	136
Other assets	99
Valuation allowance on assets held for sale	(255)
Total Assets held for sale	$2,492
Liabilities held for sale
Accounts payable	$532
Accrued liabilities	484
Other liabilities	182
Total Liabilities held for sale	$1,198
Spin-offs and Discontinued Operations
Our former Aerospace Technologies and Advanced Materials businesses are included in discontinued operations. Results of operations, financial position, and cash flows are reported as discontinued operations for all periods presented and the notes to the consolidated financial statements have been adjusted on a retrospective basis.
Aerospace Technologies Business
16    Honeywell International Inc.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in tables in millions, except per share amounts)
In the third quarter on June 29, 2026 (the Distribution Date), the Company completed the Aerospace Spin-Off through a pro rata distribution of all of the issued and outstanding shares of common stock of Honeywell Aerospace to the holders of common stock of the Company. Each Honeywell Technologies shareowner received one share of Honeywell Aerospace common stock for every two shares of Honeywell Technologies common stock held of record as of the close of business on June 15, 2026, except that they received cash in lieu of any fractional shares of Honeywell Aerospace common stock that they would have received after application of such distribution ratio. The Company structured the transaction to be a tax-free separation to Honeywell Technologies for U.S. federal income tax purposes. Honeywell Aerospace is now an independent publicly traded company under the symbol “HONA” on the Nasdaq Stock Market LLC. After the date of the Aerospace Spin-Off, the Company no longer consolidates Honeywell Aerospace into its financial results.
We have continuing involvement with Honeywell Aerospace primarily through a transition services agreement, through which Honeywell Technologies and Honeywell Aerospace will continue to provide certain services to each other for a period of time following the separation, a tax matters agreement, and a trademark license agreement, among others.
Pursuant to the trademark license agreement, the Company granted to Honeywell Aerospace an exclusive license to use “Honeywell Aerospace” and other trademarks, subject to certain restrictions and exceptions. The trademark license agreement includes customary quality control provisions to protect and preserve the goodwill associated with “Honeywell” and the other licensed marks. In exchange, Honeywell Aerospace will pay Honeywell Technologies an aggregate amount of $1.125 billion over approximately five years, including an initial payment of $18.75 million due within five days of the Distribution Date followed by 59 equal monthly payments of $18.75 million. The term of the license agreement is 75 years, including an initial term of six years and additional renewal options totaling a maximum of 69 additional years. If Honeywell Aerospace elects not to renew the trademark license agreement, the Company is obligated to reimburse Honeywell Aerospace $50 million unless certain exceptions apply. Honeywell Technologies may unilaterally terminate the trademark license agreement under certain conditions, including, without limitation, (1) on the 6th anniversary of the distribution date, in which case the Company is obligated to reimburse Honeywell Aerospace $250 million of the license fees Honeywell Aerospace paid to Honeywell Technologies during the first five years of the license term, or (2) in connection with certain uncured breach events or following a change of control to which Honeywell Technologies has not provided prior consent.
Advanced Materials Business
On October 30, 2025, the Company completed the spin-off of its Advanced Materials business into an independent, publicly traded company named Solstice. The Company structured the transaction as a tax-free separation for U.S. federal income tax purposes, providing shareowners of record with one share of Solstice stock for every four shares of Honeywell common stock.
The following table summarizes the key components of net income (loss) from discontinued operations:

	Three months ended September 30,
	2026	2025
	Aerospace Technologies	Aerospace Technologies	Advanced Materials	Total
Product sales	$—	$2,606	$907	$3,513
Service sales	—	1,902	64	1,966
Net Sales	—	4,508	971	5,479
Costs, expenses and other
Cost of products sold	—	2,081	612	2,693
Cost of services sold	—	968	45	1,013
Total Cost of products and services sold	—	3,049	657	3,706
Research and development expenses	(28)	204	25	229
Selling, general and administrative expenses	11	184	19	203
Interest and other financial charges	—	90	1	91
Other (income) expense	117	53	82	135
Income from discontinued operations before taxes	(100)	928	187	1,115
Tax expense	3	(13)	223	210
Net (loss) income from discontinued operations	$(103)	$941	$(36)	$905
17    Honeywell International Inc.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Nine months ended September 30,
	2026	2025
	Aerospace Technologies	Aerospace Technologies	Advanced Materials	Total
Product sales	$5,013	$7,439	$2,687	$10,126
Service sales	3,839	5,542	211	5,753
Net sales	8,852	12,981	2,898	15,879
Costs, expenses and other
Cost of products sold	3,773	5,613	1,741	7,354
Cost of services sold	1,857	2,784	161	2,945
Total Cost of products and services sold	5,630	8,397	1,902	10,299
Research and development expenses	402	573	70	643
Selling, general and administrative expenses	625	576	137	713
Interest and other financial charges	283	252	3	255
Other (income) expense	497	(122)	137	15
Income from discontinued operations before taxes	1,415	3,305	649	3,954
Tax expense	354	326	329	655
Net income from discontinued operations	$1,061	$2,979	$320	$3,299
The following table summarizes major classes of assets and liabilities of discontinued operations of the Aerospace Technologies business:

December 31, 2025
Assets
Cash and cash equivalents	$214
Accounts receivable	3,192
Inventories	4,485
Other current assets	341
Current assets of discontinued operations	8,232
Equity method investments	11
Long-term receivables and other investments	85
Property, plant and equipment—net	2,163
Goodwill	3,025
Other intangible assets—net	1,575
Deferred income taxes	43
Other assets	4,710
Total assets of discontinued operations	$19,844
Liabilities
Accounts payable	$2,881
Current maturities of long-term debt	5
Accrued liabilities	3,399
Current liabilities of discontinued operations	6,285
Long-term debt	4
Deferred income taxes	762
Other liabilities	2,422
Total liabilities of discontinued operations	$9,473

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Building Automation
Products	$1,113	$1,009	$3,210	$2,899
Solutions	907	869	2,694	2,497
Net Building Automation sales	2,020	1,878	5,904	5,396
Process Automation and Technology
Projects	797	687	2,236	1,956
Aftermarket	1,062	911	2,815	2,700
Net Process Automation and Technology sales	1,859	1,598	5,051	4,656
Industrial Automation
Products	833	983	2,806	3,294
Solutions	282	467	1,233	1,333
Net Industrial Automation sales	1,115	1,450	4,039	4,627
Corporate and All Other	—	3	10	24
Net sales	$4,994	$4,929	$15,004	$14,703
Building Automation – A global provider of unified building automation solutions across products, hardware, software, and analytics, which help our customers convert buildings into safe, sustainable, and integrated assets. Building Automation offerings include fire detection, building controls and optimization software, energy management systems, access control, and video management software, complemented by installation, maintenance, and upgrades. Our equipment-agnostic approach creates a large aftermarket opportunity. The reportable business segment is comprised of the Products and Solutions business models. The Products business is a leading provider of multi-domain controls and software offerings, primarily through an industry-leading, highly capable, channel partner network. The Solutions business is a leading provider of integrated systems and differentiated automation technologies. Within Building Automation, our Honeywell Technologies Forge solutions enable channel partners and end-users to digitally manage buildings, through asset onboarding, self-service capabilities, and applications. Digitalization, coupled with cloud transformation, creates the capability to connect assets, visualize data that provides actionable insights through intuitive dashboards, manage systems remotely, and leverage AI to facilitate installation, commissioning, and life-time service.
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
Industrial Automation – A global provider of sensing and measurement solutions serving mission-critical applications across diversified verticals, including energy, power and utilities, aerospace and defense, medical devices, and semiconductors. Across these verticals, customers desire similar outcomes, such as operational efficiency, asset effectiveness, people performance, and safety. The reportable business segment is comprised of the Products and Solutions business models. The Products business offerings include fiscal custody transfer solutions, fixed and portable gas detection, safety solutions for semiconductor manufacturing, terminal operations, sensors, switches and controls, burner management systems, and fuel and air delivery. Industrial Automation offers a comprehensive suite of solutions through aftermarket services, as well as through expanding its high-value digital services and connected solutions, anchored in Honeywell Forge. Our extensive installed base of sensing and measurement offerings, combined with vertical domain expertise and deep integration with Honeywell Technologies' Forge platform, delivers distinctive, value-accretive outcomes that address evolving customer needs. The combination of data, cloud and
19    Honeywell International Inc.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in tables in millions, except per share amounts)
smarter edge solutions allows Industrial Automation to deliver enterprise level outcomes rather than just point solutions at each asset/site.
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
The Company recognizes revenue arising from performance obligations outlined in contracts with its customers that are satisfied at a point in time and over time. The disaggregation of the Company’s revenue based on timing of recognition is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Products, transferred point in time	52%	53%	52%	55%
Products, transferred over time	21	19	21	18
Net product sales	73	72	73	73
Services, transferred point in time	9	6	9	6
Services, transferred over time	18	22	18	21
Net service sales	27	28	27	27
Net sales	100%	100%	100%	100%
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
Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.
The following table summarizes the Company’s contract assets and liabilities balances:

	2026	2025
Contract assets—January 1	$1,301	$1,337
Contract assets—September 30	1,484	1,590
Change in contract assets - increase (decrease)	$183	$253
Contract liabilities—January 1	$(1,159)	$(1,719)
Contract liabilities—September 30	(1,883)	(1,902)
Change in contract liabilities - (increase) decrease	$(724)	$(183)
Net change	$(541)	$70
For the three and nine months ended September 30, 2026, the Company recognized revenue of $124 million and $1,030 million, respectively, that was previously included in the beginning balance of contract liabilities. For the three and nine months ended September 30, 2025, the Company recognized revenue of $158 million and $990 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets included $1,440 million and $1,263 million of current unbilled balances under long-term contracts as of September 30, 2026 and December 31, 2025, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.
20    Honeywell International Inc.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in tables in millions, except per share amounts)
When contracts are modified to account for changes in contract specifications and requirements, the Company considers whether the modification either creates new or changes the existing enforceable rights and obligations. Contract modifications for goods or services that are not distinct from the existing contract, due to the significant integration with the original good or service provided, are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and the Company’s measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. When the modifications include additional performance obligations that are distinct and at relative stand-alone selling price, they are accounted for as a new contract and performance obligation, which are recognized prospectively.
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
Performance obligations are satisfied as of a point in time or over time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services, or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. The Company’s remaining performance obligations as of September 30, 2026, are $18,798 million.
Performance obligations recognized as of September 30, 2026, will be satisfied over the course of future periods. The Company’s disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 49% and 51%, respectively.
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
Note 5. Repositioning and Other Charges
A summary of net repositioning and other charges follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Severance	$8	$40	$50	$67
Asset impairments	2	2	53	4
Exit costs	6	16	29	42
Reserve adjustments	(5)	(11)	(15)	(42)
Total net repositioning charges	11	47	117	71
Asbestos-related charges, net of insurance and reimbursements	—	169	2	210
Probable and reasonably estimable environmental liabilities, net of reimbursements	6	5	14	5
Gain on Resideo indemnification and reimbursement agreement termination[1]	—	(802)	—	(802)
Total net repositioning and other charges	$17	$(581)	$133	$(516)
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
The following table summarizes the pre-tax distribution of total net repositioning and other charges by classification in the Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of products and services sold	$15	$181	$100	$228
Selling, general and administrative expenses	2	40	33	58
Other (income) expense	—	(802)	—	(802)
Total net repositioning and other charges	$17	$(581)	$133	$(516)
The following table summarizes the pre-tax amount of total net repositioning and other charges by reportable business segment. These amounts are excluded from segment profit as described in Note 18 Segment Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Building Automation	$2	$5	$12	$17
Process Automation and Technology	1	9	66	(1)
Industrial Automation	9	17	19	38
Corporate and All Other	5	(612)	36	(570)
Total net repositioning and other charges	$17	$(581)	$133	$(516)
Net Repositioning Charges
In the three months ended September 30, 2026, the Company recognized gross repositioning charges totaling $16 million, including severance costs of $8 million related to workforce reductions of 38 manufacturing and administrative positions primarily in the Company's Industrial Automation reportable business segment. These workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $2 million related to the write-down of certain assets within the Company’s Process Automation and Technology and Industrial Automation reportable business segments. The repositioning charges also included exit costs of $6 million related to current period costs incurred for closure obligations associated with site transitions primarily in the Company’s Industrial Automation reportable business segment and corporate function. Also, $5 million of previously established reserves, primarily for severance, were returned to income due to higher-than-expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
In the three months ended September 30, 2025, the Company recognized gross repositioning charges totaling $58 million, including severance costs of $40 million related to workforce reductions of 1,055 manufacturing and administrative positions primarily in the Company’s Industrial Automation and Building Automation reportable business segments. These workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $2 million related to the write-down of certain assets within the Company's Industrial Automation reportable business segment. The repositioning charges also included exit costs of $16 million related to current period costs incurred for closure obligations associated with site transitions primarily in the Company’s Industrial Automation reportable business segment and corporate function. Also, $11 million of previously established reserves, primarily for severance, were returned to income due to higher-than-expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
22    Honeywell International Inc.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in tables in millions, except per share amounts)
In the nine months ended September 30, 2026, the Company recognized gross repositioning charges totaling $132 million, including severance costs of $50 million related to workforce reductions of 961 manufacturing and administrative positions primarily in the Company’s Process Automation and Technology reportable business segment and corporate function. The workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges also included asset impairments of $53 million for the write-down of certain assets within the Company’s Process Automation and Technology and Industrial Automation reportable business segments. The repositioning charges also included exit costs of $29 million primarily related to current period costs incurred for closure obligations associated with site transitions primarily in the Company’s Industrial Automation reportable business segment and corporate function. Also, $15 million of previously established reserves, primarily for severance, were returned to income due to higher-than-expected voluntary exits and adjustments to the scope of previously announced repositioning actions.
In the nine months ended September 30, 2025, the Company recognized gross repositioning charges totaling $113 million, including severance costs of $67 million related to workforce reductions of 1,896 manufacturing and administrative positions primarily in the Company’s Industrial Automation and Building Automation reportable business segments. The workforce reductions related to productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $4 million related to the write-down of certain assets within the Company’s Industrial Automation reportable business segment and corporate function. The repositioning charges also included exit costs of $42 million related to current period costs incurred for closure obligations associated with site transitions primarily in the Company’s Industrial Automation and Building Automation reportable business segments and corporate function. Also, $42 million of previously established reserves, primarily for severance, were returned to income due to adjustments to the scope of previously announced repositioning actions.
The following table summarizes the status of the Company’s repositioning reserves, excluding amounts included in Liabilities held for sale in the Consolidated Balance Sheet:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2025	$152	$—	$3	$155
Charges	50	53	29	132
Usage—cash	(84)	—	(31)	(115)
Usage—noncash	—	(53)	—	(53)
Foreign currency translation	1	—	—	1
Adjustments	15	—	2	17
Balance at September 30, 2026	$134	$—	$3	$137
Certain repositioning projects will recognize exit costs in future periods when the actual liability is incurred. Such exit costs incurred in the nine months ended September 30, 2026 and 2025, were $30 million and $39 million, respectively.
Note 6. Income Taxes
The effective tax rate was lower than the U.S. federal statutory rate of 21% and decreased during 2026 compared to 2025 primarily as a result of changes in accruals on U.S. federal, state, and foreign tax matters, partially offset by transaction related tax costs associated with the Aerospace Spin-Off and other divestiture activity and changes in estimates on prior tax positions.
Note 7. Inventories

	September 30, 2026	December 31, 2025
Raw materials	$753	$639
Work in process	231	207
Finished products	1,072	831
Total Inventories	$2,056	$1,677
23    Honeywell International Inc.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Note 8. Goodwill and Other Intangible Assets— Net
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
The following table summarizes the change in the carrying amount of goodwill for the nine months ended September 30, 2026, by reportable business segment:

	December 31, 2025	Acquisitions	Divestitures	Currency Translation Adjustment	September 30, 2026
Building Automation	$6,439	$—	$—	$(33)	$6,406
Process Automation and Technology	7,140	485	—	(4)	7,621
Industrial Automation	3,526	9	—	(1)	3,534
Corporate and All Other	949	—	(949)	—	—
Total Goodwill	$18,054	$494	$(949)	$(38)	$17,561
Other intangible assets are comprised of:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-life intangibles
Patents and technology	$3,319	$(1,555)	$1,764	$2,975	$(1,485)	$1,490
Customer relationships	5,215	(2,057)	3,158	5,041	(1,880)	3,161
Trademarks	268	(216)	52	260	(205)	55
Other	294	(208)	86	260	(199)	61
Total definite-life intangibles—net	9,096	(4,036)	5,060	8,536	(3,769)	4,767
Indefinite-life intangibles
Trademarks	382	—	382	394	—	394
Total Other intangible assets—net	$9,478	$(4,036)	$5,442	$8,930	$(3,769)	$5,161
Intangible assets amortization expense was $131 million and $352 million for the three and nine months ended September 30, 2026, respectively, and $135 million and $364 million for the three and nine months ended September 30, 2025, respectively.
24    Honeywell International Inc.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Note 9. Debt and Credit Agreements

	September 30, 2026	December 31, 2025
2.50% notes due 2026	$1,500	$1,500
1.10% notes due 2027	1,000	1,000
3.50% euro notes due 2027	—	763
4.65% notes due 2027	—	1,150
4.95% notes due 2028	—	500
2.25% euro notes due 2028	—	881
4.25% notes due 2029	—	750
2.70% notes due 2029	750	750
4.875% notes due 2029	—	500
4.70% notes due 2030	—	1,000
3.375% euro notes due 2030	408	881
1.95% notes due 2030	949	949
4.95% notes due 2031	226	500
1.75% notes due 2031	1,496	1,496
4.75% notes due 2032	281	650
0.75% euro notes due 2032	571	587
3.75% euro notes due 2032	203	587
5.00% notes due 2033	460	1,100
4.50% notes due 2034	1,000	1,000
4.125% euro notes due 2034	610	1,174
5.00% notes due 2035	517	1,450
3.75% euro notes due 2036	429	881
5.70% notes due 2036	226	441
5.70% notes due 2037	220	462
5.375% notes due 2041	196	417
3.812% notes due 2047	442	442
2.80% notes due 2050	701	701
5.25% notes due 2054	537	1,750
5.35% notes due 2064	189	650
4.37% term loan due 2027	—	1,000
One month term SOFR plus 0.875% term loan due 2027	1,250	2,750
6.625% debentures due 2028	141	201
9.065% debentures due 2033	40	51
Industrial development bond obligations, floating rate maturing at various dates through 2037	12	22
Other (including finance leases), 2.9% weighted average interest rate maturing at various dates through 2040	109	101
Fair value of hedging instruments	(105)	(79)
Debt issuance costs	(189)	(280)
Total Long-term debt and current related maturities	14,169	28,678
Less: Current maturities of long-term debt	3,783	1,541
Total Long-term debt	$10,386	$27,137
25    Honeywell International Inc.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Commercial Paper and Other Short-Term Borrowings
As of September 30, 2026, the Company had $2.4 billion of Commercial paper and other short-term borrowings outstanding at a weighted average interest rate of 3.85%. As of December 31, 2025, the Company had $5.9 billion of Commercial paper and other short-term borrowings outstanding at a weighted average interest rate of 3.68%.
Pre-Separation Funding
In March 2026, the Company entered into a series of debt transactions in anticipation of the Aerospace Spin-Off, in which Honeywell Aerospace issued an aggregate of $16.0 billion principal amount senior notes (the Aerospace Senior Notes). The Aerospace Senior Notes are senior unsecured obligations of Honeywell Aerospace, and were guaranteed on a senior unsecured basis by the Company until the Aerospace Spin-Off was completed. In connection with the Aerospace Spin-Off, the Aerospace Senior Notes were distributed to Honeywell Aerospace, and the Company was automatically and unconditionally released from all obligations under the guarantee.
Term Loan Agreements
In March 2026, the Company repaid its $1.0 billion 4.37% term loan due 2027. In August 2026, the Company made a partial prepayment of $1.5 billion on the $2.75 billion of borrowings outstanding under the 2025 term loan due 2027. As of September 30, 2026, there were $1.25 billion of borrowings outstanding under this term loan.
Revolving Credit Agreements
In March 2026, the Company entered into a $3.0 billion 364-day credit agreement (the 364-Day Credit Agreement). Upon completion of the Aerospace Spin-Off on June 29, 2026, the aggregate commitments thereunder were automatically reduced to $2.0 billion. The 364-Day Credit Agreement replaced the Company’s $3.0 billion 364-day credit agreement dated as of March 17, 2025, which was terminated in accordance with its terms effective March 6, 2026. Amounts borrowed under the 364-Day Credit Agreement are due no later than March 5, 2027, unless (i) the Company elects to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 5, 2028, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms.
In March 2026, the Company entered into a $4.0 billion five-year credit agreement (the Five-Year Credit Agreement). Upon completion of the Aerospace Spin-Off on June 29, 2026, the aggregate commitments thereunder were automatically reduced to $3.0 billion. The Five-Year Credit Agreement replaced the Company’s $4.0 billion five-year credit agreement dated as of March 18, 2024, which was terminated in accordance with its terms effective March 6, 2026. Commitments under the Five-Year Credit Agreement can be increased pursuant to the terms of the Five-Year Credit Agreement to an aggregate amount not to exceed $3.5 billion. Amounts borrowed under the Five-Year Credit Agreement are required to be repaid no later than March 6, 2031, unless such date is extended pursuant to the terms of the Five-Year Credit Agreement.
The 364-Day Credit Agreement and the Five-Year Credit Agreement are maintained for general corporate purposes.
As of September 30, 2026, there were no outstanding borrowings under the 364-Day Credit Agreement or the Five-Year Credit Agreement.
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
As a result of the debt tender offers and debt redemptions, the Company incurred a $241 million Loss on debt extinguishment and an additional $44 million of debt restructuring costs included in Other (income) expense in the Consolidated Statement of Operations during the nine months ended September 30, 2026.
Note 10. Leases
The Company’s operating and finance lease portfolio is described in Note 10 Leases of Notes to Consolidated Financial Statements in the Company’s 2025 Annual Report on Form 10-K.
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2026	2025
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$63	$144
Finance leases	30	12
27    Honeywell International Inc.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Supplemental balance sheet information related to leases was as follows:

	September 30, 2026	December 31, 2025
Operating leases
Other assets	$563	$630
Accrued liabilities	$135	$141
Other liabilities	512	581
Total operating lease liabilities	$647	$722
Finance leases
Property, plant and equipment	$137	$150
Accumulated depreciation	(67)	(97)
Property, plant and equipment—net	$70	$53
Current maturities of long-term debt	$29	$32
Long-term debt	43	23
Total finance lease liabilities	$72	$55
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
The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheet:

	Notional		Fair Value Asset		Fair Value Liability
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Derivatives in fair value hedging relationships
Interest rate swap agreements	$2,071	$4,068	$—	$14	$(111)	$(93)
Derivatives in cash flow hedging relationships
Foreign currency exchange contracts	234	353	1	—	(5)	(3)
Derivatives in net investment hedging relationships
Cross currency swap agreements	6,139	6,139	—	—	(648)	(801)
Total derivatives designated as hedging instruments	8,444	10,560	1	14	(764)	(897)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	10,868	7,055	5	3	(6)	(5)
Total derivative instruments	$19,312	$17,615	$6	$17	$(770)	$(902)
All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Accrued liabilities or Other liabilities.
In addition to the foreign currency derivative contracts designated as net investment hedges, certain of the Company’s foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $2,220 million and $6,962 million as of September 30, 2026 and December 31, 2025, respectively.
28    Honeywell International Inc.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The following table sets forth the amounts recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Long-term debt	$1,960	$3,989	$(111)	$(79)
The following tables summarize the location and impact to the Consolidated Statement of Operations related to derivative instruments:

	Three Months Ended September 30, 2026
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other Income (Expense)	Interest and Other Financial Charges
	$4,994	$2,127	$849	$1,039	$389	$143
Gain (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive loss into income	—	(1)	—	(3)	—	—
Gain (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	30
Derivatives designated as hedges	—	—	—	—	—	(30)
Gain (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	(11)	—

	Three Months Ended September 30, 2025
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other Income (Expense)	Interest and Other Financial Charges
	$4,929	$2,041	$1,114	$1,093	$957	$263
Gain (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive loss into income	—	(3)	(1)	—	—	—
Gain (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	(4)
Derivatives designated as hedges	—	—	—	—	—	4
Gain (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	35	—

29    Honeywell International Inc.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in tables in millions, except per share amounts)

	Nine Months Ended September 30, 2026
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other Income (Expense)	Interest and Other Financial Charges
	$15,004	$6,421	$2,593	$3,078	$301	$579
Gain (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive loss into income	—	1	—	(9)	—	—
Gain (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	32
Derivatives designated as hedges	—	—	—	—	—	(32)
Gain (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	123	—
Reverse treasury lock contracts	—	—	—	—	(26)	—

	Nine Months Ended September 30, 2025
	Net Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other Income (Expense)	Interest and Other Financial Charges
	$14,703	$6,179	$2,749	$3,372	$1,124	$715
Gain (loss) on cash flow hedges
Foreign currency exchange contracts
Amount reclassified from accumulated other comprehensive loss into income	—	(3)	(2)	(1)	—	—
Gain (loss) on fair value hedges
Interest rate swap agreements
Hedged items	—	—	—	—	—	(53)
Derivatives designated as hedges	—	—	—	—	—	53
Gain (loss) on derivatives not designated as hedging instruments
Foreign currency exchange contracts	—	—	—	—	(146)	—

The following table summarizes the amounts of gain or (loss) on net investment hedges recognized in Accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Euro-denominated long-term debt	$(14)	$(73)	$104	$(666)
Euro-denominated commercial paper	—	(15)	—	(140)
Cross currency swap agreements	18	(7)	141	(843)
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
The following table sets forth the Company’s financial assets and liabilities accounted for at fair value on a recurring basis:

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$6	$—	$6	$—	$3	$—	$3
Available for sale investments	48	531	15	594	50	481	—	531
Interest rate swap agreements	—	—	—	—	—	14	—	14
Investments in equity securities	—	—	—	—	2	—	—	2
Right to HWI Net Sale Proceeds	—	—	—	—	—	—	4	4
Total assets	$48	$537	$15	$600	$52	$498	$4	$554
Liabilities
Foreign currency exchange contracts	$—	$11	$—	$11	$—	$8	$—	$8
Interest rate swap agreements	—	111	—	111	—	93	—	93
Cross currency swap agreements	—	648	—	648	—	801	—	801
Total liabilities	$—	$770	$—	$770	$—	$902	$—	$902
The Company values foreign currency exchange contracts, interest rate swap agreements, and cross currency swap agreements using broker quotations, or market transactions in either the listed or over-the-counter markets. These derivative instruments are classified within level 2. The Company also holds investments in commercial paper, certificates of deposit, time deposits, and corporate debt securities that are designated as available for sale. These investments are valued using published prices based on observable market data. These investments are classified within level 2.
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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$991	$965	$984	$952
Equity method investment in Quantinuum	7,113	6,173	—	—
Liabilities
Long-term debt and related current maturities	$14,169	$13,019	$28,678	$28,134
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
Note 13. Earnings Per Share
The details of the earnings (loss) per share calculations for the three and nine months ended September 30, 2026 and 2025, are as follows (shares in millions):

Basic	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income from continuing operations attributable to Honeywell Technologies	$767	$956	$6,125	$1,606
Net (loss) income from discontinued operations attributable to Honeywell Technologies	(103)	869	1,042	3,238
Net income attributable to Honeywell Technologies	$664	$1,825	$7,167	$4,844
Weighted average shares outstanding	317.5	317.7	317.3	320.2
Earnings per share of common stock from continuing operations—basic	$2.42	$3.01	$19.30	$5.02
(Loss) earnings per share of common stock from discontinued operations—basic	(0.33)	2.73	3.29	10.11
Earnings per share of common stock—basic	$2.09	$5.74	$22.59	$15.13

	Three Months Ended September 30,		Nine Months Ended September 30,
Assuming Dilution	2026	2025	2026	2025
Net income from continuing operations attributable to Honeywell Technologies	$767	$956	$6,125	$1,606
Net (loss) income from discontinued operations attributable to Honeywell Technologies	(103)	869	1,042	3,238
Net income attributable to Honeywell Technologies	$664	$1,825	$7,167	$4,844
Average shares
Weighted average shares outstanding	317.5	317.7	317.3	320.2
Dilutive securities issuable—stock plans	1.7	1.7	1.8	1.8
Total weighted average diluted shares outstanding	319.2	319.4	319.1	322.0

Earnings per share of common stock from continuing operations—assuming dilution	$2.40	$2.99	$19.19	$4.99
(Loss) earnings per share of common stock from discontinued operations—assuming dilution	(0.32)	2.72	3.27	10.05
Earnings per share of common stock—assuming dilution	$2.08	$5.71	$22.46	$15.04
Share and per share amounts have been retrospectively adjusted to reflect the Reverse Stock Split, as applicable. See Note 1 Basis of Presentation for additional information.
The diluted earnings per share calculations exclude the effect of stock options when the cost to exercise an option exceeds the average market price of the common shares during the period. For the three and nine months ended September 30, 2026, the weighted average number of stock options excluded from the computations were 1.8 million and 1.5 million, respectively. For the three and nine months ended September 30, 2025, the weighted average number of stock options excluded from the computations were 0.9 million and 1.3 million, respectively.
As of September 30, 2026 and 2025, the total shares outstanding were 317.4 million and 317.5 million, respectively, and as of both September 30, 2026 and 2025, total shares issued were 478.8 million.
32    Honeywell International Inc.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Note 14. Accumulated Other Comprehensive Loss
Changes in Accumulated Other Comprehensive Loss by Component

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2025	$(3,779)	$(1,378)	$5	$6	$(5,146)
Other comprehensive income (loss) before reclassifications	174	—	(2)	37	209
Amounts reclassified from accumulated other comprehensive loss	50	(5)	—	7	52
Other transactions with shareowners	163	668	—	(45)	786
Net current period other comprehensive (loss) income	387	663	(2)	(1)	1,047
Balance at September 30, 2026	$(3,392)	$(715)	$3	$5	$(4,099)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefit Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2024	$(2,872)	$(642)	$(1)	$24	$(3,491)
Other comprehensive (loss) income before reclassifications	(1,189)	—	5	(44)	(1,228)
Amounts reclassified from accumulated other comprehensive loss	153	(87)	—	14	80
Net current period other comprehensive (loss) income	(1,036)	(87)	5	(30)	(1,148)
Balance at September 30, 2025	$(3,908)	$(729)	$4	$(6)	$(4,639)
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
In conjunction with the Honeywell Aerospace Spin-Off, the Company entered into the Separation and Distribution Agreement with Honeywell Aerospace and underwent a separation, pursuant to which certain businesses and entities with associated environmental liabilities were transferred to Honeywell Aerospace. Honeywell Aerospace assumed responsibility for those environmental liabilities and agreed to indemnify the Company for any losses, costs, or liabilities incurred by the Company in connection with such environmental liabilities. In addition, the Company received acknowledgements from environmental agencies which established that Honeywell Aerospace would be obligated to remediate these environmental liabilities, and the Company may be looked to, for remediation if Honeywell Aerospace does not satisfy its remediation obligations. Accordingly, in connection with the Aerospace Spin-Off transaction, the Company derecognized $828 million of environmental liabilities through equity as part of the transferred businesses and recognized its residual obligation as a stand-ready obligation in accordance with ASC 460, Guarantees.
33    Honeywell International Inc.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The Company is unable to estimate the maximum potential amount of any payments in the event Honeywell Aerospace does not satisfy its environmental liabilities obligations because the scope, timing, and ultimate cost of future remediation activities depend on site-specific conditions, regulatory requirements, and other factors that cannot currently be estimated. The Company would not be responsible for any assumed obligations unless (i) Honeywell Aerospace was financially or legally incapable of satisfying its remediation or indemnification obligations and (ii) all available defenses of the Company to liability were finally (and without further right of appeal) determined by a court of competent jurisdiction to be invalid. The Company evaluates this scenario as a loss contingency at each reporting date. At September 30, 2026, the Company concluded that no additional accrual for liability was required under ASC 450-20 because a loss was remote.
The Company continues to be responsible for environmental liabilities related to properties and operations retained by the Company following the Aerospace Spin-Off, as set forth in the Separation and Distribution Agreement.
Environmental matters are further described in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements in the Company’s 2025 Annual Report on Form 10-K.
The following table summarizes information concerning the Company’s recorded liabilities for environmental costs:

Balance at December 31, 2025	$58
Accruals for environmental matters deemed probable and reasonably estimable	14
Environmental liability payments	(4)
Balance at September 30, 2026	$68
In conjunction with the Resideo Technologies, Inc. (Resideo) spin-off, the Company entered into an indemnification and reimbursement agreement with a Resideo subsidiary, pursuant to which Resideo’s subsidiary had an ongoing obligation to make cash payments to Honeywell Technologies in amounts equal to 90% of Honeywell Technologies’ annual net spending for environmental matters at certain sites as defined in the agreement. As the Company incurred costs for environmental matters deemed probable and reasonably estimable related to the sites covered by the indemnification and reimbursement agreement, a corresponding receivable from Resideo for 90% of such costs was also recorded. The amount payable to Honeywell Technologies in any given year was subject to a cap of $140 million, and the payment obligation was to continue until the earlier of December 31, 2043, or December 31 of the third consecutive year during which the annual payment obligation was less than $25 million. Reimbursements associated with this agreement were collected from Resideo quarterly and were $105 million in the nine months ended September 30, 2025.
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
As a result of the termination agreement, Resideo no longer has any obligation to make cash payments to Honeywell Technologies in respect of Honeywell Technologies’ net spending for environmental matters.
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
Note 16. Pension Benefits
Net periodic pension benefit (income) cost for the Company’s significant pension plans included the following components:

	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost	$2	$7	$14	$21
Interest cost	59	147	321	441
Expected return on plan assets	(125)	(289)	(689)	(867)
Net periodic benefit (income) cost	$(64)	$(135)	$(354)	$(405)
Net periodic benefit (income) cost - continuing operations	$(64)	$(60)	$(195)	$(178)
Net periodic benefit (income) cost - discontinued operations	—	(75)	(159)	(227)

	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost	$1	$1	$2	$3
Interest cost	41	46	125	138
Expected return on plan assets	(71)	(69)	(212)	(211)
Amortization of prior service (credit)	1	—	2	—
Recognition of actuarial (gains) losses	—	—	—	14
Settlements and curtailments	—	—	—	68
Net periodic benefit (income) cost	$(28)	$(22)	$(83)	$12
Net periodic benefit (income) cost - continuing operations	$(28)	$(25)	$(86)	$5
Net periodic benefit (income) cost - discontinued operations	—	3	3	7
35    Honeywell International Inc.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in tables in millions, except per share amounts)
The Company completed no repurchases of outstanding Honeywell Technologies shares of common stock from the Honeywell Technologies U.S. Pension Plan Master Trust during the three months ended September 30, 2026. The Company repurchased $100 million of outstanding Honeywell Technologies shares of common stock from the Honeywell Technologies U.S. Pension Plan Master Trust during the nine months ended September 30, 2026. The Company repurchased $100 million and $400 million of outstanding Honeywell Technologies shares of common stock from the Honeywell Technologies U.S. Pension Plan Master Trust during the three and nine months ended September 30, 2025, respectively.
In connection with the Aerospace Spin-Off, Honeywell Technologies transferred $6.4 billion of pension benefit obligations and $9.0 billion of plan assets for certain pension plans to Honeywell Aerospace.
Note 17. Other (Income) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$(50)	$(85)	$(207)	$(247)
Pension income—non-service	(103)	(89)	(299)	(184)
Other postretirement income—non-service	(2)	(3)	(6)	(11)
Equity income of affiliated companies	(3)	(2)	(15)	(14)
Gain on Resideo indemnification and reimbursement agreement termination	—	(802)	—	(802)
(Gain) loss on sale of non-strategic businesses and assets	(339)	—	(345)	30
Foreign exchange loss (gain)	5	(7)	6	(13)
Divestiture-related costs[1]	92	25	487	70
Acquisition-related costs	33	13	41	26
Debt restructuring costs	—	—	44	—
Expense related to Russia-Ukraine conflict	—	—	8	—
Trademark licensing income	(36)	—	(36)	—
Other, net	14	(7)	21	21
Total Other (income) expense	$(389)	$(957)	$(301)	$(1,124)

1	Includes divestiture and separation costs.
Note 18. Segment Financial Data
Following the Aerospace Spin-Off, Honeywell Technologies globally manages its business operations through three reportable business segments. Segment information is consistent with how the Chairman and Chief Executive Officer, who is the Company’s chief operating decision maker, and management review the businesses, make investing and resource allocation decisions, and assess operating performance.
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
36    Honeywell International Inc.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in tables in millions, except per share amounts)
Effective during the first quarter of 2026, the Company realigned certain of its business units comprising the Industrial Automation and Energy and Sustainability Solutions reportable business segments. This realignment formed a new reportable business segment, Process Automation and Technology, and resulted in a new composition of the Industrial Automation reportable business segment. Process Automation and Technology is comprised of UOP, which was previously in Energy and Sustainability Solutions, and the core portion of the Process Solutions business, which was previously in Industrial Automation. The new composition of Industrial Automation continues to include the smart energy, thermal solutions, and process measurement and control businesses, previously included in the Process Solutions business, as well as the Sensing and Safety Technologies, Warehouse and Workflow Solutions, and Productivity Solutions and Services businesses. Following the realignment, the Company’s reportable business segments are Building Automation, Process Automation and Technology, and Industrial Automation. The realignment had no impact on the Company’s historical consolidated financial position, results of operations, or cash flows. Additionally, in conjunction with the Aerospace Spin-Off, the Company transferred assets of $26 million from the former Aerospace Technologies reportable business segment to the Industrial Automation reportable business segment. Prior period amounts have been recast.

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

Three Months Ended September 30, 2026	Building Automation	Process Automation and Technology	Industrial Automation	Corporate and All Other	Total Honeywell Technologies
Net sales
Products	$1,441	$1,273	$914	$—	$3,628
Services	579	586	201	—	1,366
Total Net sales	$2,020	$1,859	$1,115	$—	$4,994
Less
Cost of products and services sold	1,068	1,069	671
Selling, general and administrative expenses	271	241	137
Other segment items[1]	135	137	102
Total Segment profit	$546	$412	$205	$(101)	$1,062

Depreciation and amortization	$63	$149	$31	$13	$256
Capital expenditures	33	21	25	(2)	77

Three Months Ended September 30, 2025	Building Automation	Process Automation and Technology	Industrial Automation	Corporate and All Other	Total Honeywell Technologies
Net sales
Products	$1,369	$1,024	$1,180	$—	$3,573
Services	509	574	270	—	1,353
Total Segment sales	$1,878	$1,598	$1,450	$—	$4,926
Quantinuum	—	—	—	3	3
Total Net sales	$1,878	$1,598	$1,450	$3	$4,929
Less
Cost of products and services sold	990	896	913
Selling, general and administrative expenses	265	188	193
Other segment items[1]	121	125	128
Total Segment profit	$502	$389	$216	$(241)	$866

Depreciation and amortization	$63	$94	$57	$34	$248
Capital expenditures	22	59	45	24	150
37    Honeywell International Inc.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in tables in millions, except per share amounts)

Nine Months Ended September 30, 2026	Building Automation	Process Automation and Technology	Industrial Automation	Corporate and All Other	Total Honeywell Technologies
Net sales
Products	$4,176	$3,319	$3,361	$—	$10,856
Services	1,728	1,732	678	—	4,138
Total Segment sales	$5,904	$5,051	$4,039	$—	$14,994
Quantinuum	—	—	—	10	10
Total Net sales	$5,904	$5,051	$4,039	$10	$15,004
Less
Cost of products and services sold	3,126	2,910	2,471
Selling, general and administrative expenses	809	622	525
Other segment items[1]	385	377	340
Total Segment profit	$1,584	$1,142	$703	$(438)	$2,991

Depreciation and amortization	$184	$287	$104	$123	$698
Capital expenditures	85	148	75	61	369

Nine Months Ended September 30, 2025	Building Automation	Process Automation and Technology	Industrial Automation	Corporate and All Other	Total Honeywell Technologies
Net sales
Products	$3,910	$2,963	$3,851	$—	$10,724
Services	1,486	1,693	776	—	3,955
Total Segment sales	$5,396	$4,656	$4,627	$—	$14,679
Quantinuum	—	—	—	24	24
Total Net sales	$5,396	$4,656	$4,627	$24	$14,703
Less
Cost of products and services sold	2,802	2,601	2,865
Selling, general and administrative expenses	822	602	651
Other segment items[1]	351	365	407
Total Segment profit	$1,421	$1,088	$704	$(650)	$2,563

Depreciation and amortization	$180	$241	$171	$124	$716
Capital expenditures	69	138	99	69	375

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

	September 30, 2026	December 31, 2025
Building Automation	$10,717	$10,883
Process Automation and Technology	20,192	17,572
Industrial Automation	8,040	10,738
Corporate and All Other	14,149	14,644
Total assets	$53,098	$53,837

38    Honeywell International Inc.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in tables in millions, except per share amounts)
A reconciliation of segment profit to consolidated income from continuing operations before taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment profit	$1,062	$866	$2,991	$2,563
Interest and other financial charges	(143)	(263)	(579)	(715)
Interest income[1]	50	85	207	247
Amortization of acquisition-related intangibles[2]	(131)	(135)	(352)	(364)
Impairment of assets held for sale	—	—	(311)	(15)
Stock compensation expense[3]	(104)	(22)	(182)	(115)
Pension ongoing income[4]	90	75	263	151
Other postretirement income[4]	2	3	6	11
Repositioning and other (charges) gains[5]	(17)	581	(133)	516
Loss on debt extinguishment	—	—	(241)	—
Divestiture-related costs[6]	(94)	(25)	(489)	(70)
Gain on deconsolidation of subsidiary	—	—	6,629	—
Gain (loss) on sale of non-strategic businesses and assets[1]	339	—	345	(30)
Other (expense) income[7]	(68)	(18)	(128)	(36)
Loss on Quantinuum[8]	—	(40)	(140)	(120)
Income from continuing operations before taxes and equity losses	$986	$1,107	$7,886	$2,023
Equity loss	(147)	—	(412)	—
Income from continuing operations before taxes	$839	$1,107	$7,474	$2,023

1	Amounts included in Other (income) expense.
2	Amounts included in Cost of products and services sold.
3	Amounts included in Selling, general and administrative expenses.
4	Amounts included in Cost of products and services sold (service cost component), Selling, general and administrative expenses (service cost component), Research and development expenses (service cost component), and Other (income) expense (non-service cost component).
5	Amounts included in Cost of products and services sold, Selling, general and administrative expenses, and Other (income) expense.
6	Amounts included in Selling, general and administrative expenses, Research and development expenses, and Other (income) expense.
7
Amounts include the other components of Selling, general and administrative expenses and Other (income) expense not included within other categories in this reconciliation. Equity income of affiliated companies from strategically aligned investments and trademark licensing income are included in segment profit.

8	Includes consolidated losses of Quantinuum prior to the deconsolidation of the Company’s investment in Quantinuum, which does not meet the definition of an operating segment. Included in Net sales, Cost of products and services sold, Research and development expenses, Selling, general and administrative expenses, and Other (income) expense.
39    Honeywell International Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
(Dollars in tables and graphs in millions, except per share amounts)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell Technologies, we, us, our, or the Company) for the three and nine months ended September 30, 2026. The financial information as of September 30, 2026, should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2025, contained in our 2025 Annual Report on Form 10-K. Certain prior year amounts are reclassified to conform to the current year presentation. Discussions throughout the Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on continuing operations unless otherwise noted.
Business Update
Macroeconomic Conditions
We continue to operate in a challenging macroeconomic and geopolitical environment, including ongoing conflict in the Middle East and its impact on energy markets, trade flows, and shipping. Global growth expectations have moderated, while inflationary pressures and market volatility remain elevated. In response, we remain focused on disciplined supplier engagement and proactive actions to manage critical material availability, logistics conditions, and input cost volatility across our network.
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
In the third quarter on June 29, 2026, the Company completed the Aerospace Spin-Off. Each Honeywell Technologies shareowner received one share of Honeywell Aerospace common stock for every two shares of Honeywell Technologies common stock held of record as of the close of business on June 15, 2026, except that they received cash in lieu of any fractional shares of Honeywell Aerospace common stock that they would have received after application of such distribution ratio. After the date of the Aerospace Spin-Off, Honeywell Technologies does not beneficially own any shares of Honeywell Aerospace common stock and no longer consolidates Honeywell Aerospace into its financial results. The historical financial results of Honeywell Aerospace are reflected as discontinued operations under GAAP for all periods. In addition, following completion of the Aerospace Spin-Off, we now manage our businesses through three reportable business segments: Building Automation, Process Automation and Technology, and Industrial Automation.
On July 17, 2026, we acquired Johnson Matthey’s Catalyst Technologies business segment for total consideration of $1,743 million, net of cash acquired. On July 27, 2026, and August 3, 2026, we completed the divestitures of the Warehouse and Workflow Solutions (WWS) and Productivity Solutions and Services (PSS) businesses, respectively.
40    Honeywell International Inc.

Segment Realignment
Effective in the first quarter of 2026, we realigned certain of our business units comprising our Industrial Automation and Energy and Sustainability Solutions reportable business segments. This realignment formed a new reportable business segment, Process Automation and Technology, and resulted in a new composition of our Industrial Automation reportable business segment. Process Automation and Technology is comprised of UOP, which was previously in Energy and Sustainability Solutions, and the core portion of the Process Solutions business, which was previously in Industrial Automation. The new composition of Industrial Automation continues to include the smart energy, thermal solutions, and process measurement and control businesses, previously included in the Process Solutions business, as well as the Sensing and Safety Technologies businesses and the WWS and PSS businesses, prior to divestiture of the WWS and PSS businesses during the third quarter of 2026. Following the realignment, our reportable business segments were Aerospace Technologies, Building Automation, Process Automation and Technology, and Industrial Automation. In addition to the realignment, also beginning in 2026, we report the disaggregation of revenue within our Building Automation, Process Automation and Technology, and Industrial Automation segments based on business models. The realignment had no impact on our historical consolidated financial position, results of operations, or cash flows. Prior period amounts have been recast to reflect this change.
Additionally, in conjunction with the Aerospace Spin-Off, the Company transferred assets of $26 million from the former Aerospace Technologies reportable business segment to the Industrial Automation reportable business segment. Prior period amounts have been recast.
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
Results Of Operations
Consolidated Financial Results
41    Honeywell International Inc.

Net Sales by Segment
42    Honeywell International Inc.

Segment Profit by Segment
43    Honeywell International Inc.

44    Honeywell International Inc.

Consolidated Operating Results
Net Sales

Three Months Ended September 30
$6,000
$4,000
$2,000
$0
$4,994
$4,929
2026
2025

Nine Months Ended September 30
$18,000
$12,000
$6,000
$0
$15,004
$14,703
2026
2025

The change in Net sales was attributable to the following:

	Q3 2026 vs. Q3 2025	Year to Date
Volume	2%	— %
Price	5%	4%
Foreign currency translation	— %	1%
Acquisitions	3%	2%
Divestitures	(9%)	(5%)
Other	— %	— %
Total % change in Net sales	1%	2%
A discussion of Net sales by reportable business segment can be found in the Review of Business Segments section of this Management’s Discussion and Analysis.
Q3 2026 compared with Q3 2025
Net sales increased due to the following:
•Increased pricing and price adjustments to offset inflation,
•Incremental sales from recent acquisitions, and
•Higher sales volumes,
•Largely offset by lower sales from the divestiture of the WWS and PSS businesses.
YTD 2026 compared with YTD 2025
Net sales increased due to the following:
•Increased pricing and price adjustments to offset inflation, and
•Incremental sales from recent acquisitions,
•Partially offset by lower sales from the divestiture of the WWS, PSS and personal protective equipment (PPE) businesses.
45    Honeywell International Inc.

Cost of Products and Services Sold

Three Months Ended September 30
$4,000
$3,000
$2,000
$1,000
$0
$2,976
$3,155
2026
2025

Nine Months Ended September 30
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$9,014
$8,928
2026
2025

Q3 2026 compared with Q3 2025
Cost of products and services sold decreased due to lower costs from recent divestitures.
YTD 2026 compared with YTD 2025
Cost of products and services sold increased due to the following:
•Higher direct and indirect material costs and higher labor costs of approximately $0.3 billion or 3%, and
•Incremental costs from recent acquisitions of approximately $0.3 billion or 3%,
•Largely offset by lower costs from recent divestitures of approximately $0.5 billion or 6%.
Gross Margin
Q3 2026 compared with Q3 2025
Gross margin increased by approximately $0.2 billion and gross margin percentage increased 440 basis points to 40.4% compared to 36.0% for the same period of 2025.
YTD 2026 compared with YTD 2025
Gross margin increased by approximately $0.2 billion and gross margin percentage increased 60 basis points to 39.9% compared to 39.3% for the same period of 2025.
46    Honeywell International Inc.

Research and Development Expenses

Q3 2026 compared with Q3 2025
Research and development expenses declined slightly as a percentage of net sales due to decreased investment in new product development in our Industrial Automation business.
YTD 2026 compared with YTD 2025
Research and development expenses remained flat as a percentage of net sales due to consistent levels of investment in new product development.
Selling, General and Administrative Expenses

Q3 2026 compared with Q3 2025
Selling, general and administrative expenses remained flat compared to the same period in 2025.
47    Honeywell International Inc.

YTD 2026 compared to YTD 2025
Selling, general and administrative expenses decreased due to lower Corporate overhead costs in connection with the Aerospace Spin-Off.
Impairment of Assets Held for Sale

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Impairment of assets held for sale	$—	$—	$311	$15
YTD 2026 compared to YTD 2025
Impairment of assets held for sale increased due to impairment charges recorded on the assets held for sale related to the WWS and PSS businesses for the nine months ended September 30, 2026.
Loss on Debt Extinguishment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss on debt extinguishment	$—	$—	$241	$—
YTD 2026 compared to YTD 2025
Loss on debt extinguishment in the nine months ended September 30, 2026 due to debt tender offers and redemptions.
Gain on Deconsolidation of Subsidiary

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gain on deconsolidation of subsidiary	$—	$—	$(6,629)	$—
YTD 2026 compared to YTD 2025
Gain on deconsolidation of subsidiary in the nine months ended September 30, 2026 due to deconsolidation of Quantinuum.
Other (Income) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other (income) expense	$(389)	$(957)	$(301)	$(1,124)
Q3 2026 compared with Q3 2025
Other income decreased due to the following:
•Nonrecurring gain recognized on Resideo termination agreement in the three months ended September 30, 2025 of approximately $0.8 billion, and
•Higher divestiture-related costs of approximately $0.1 billion,
•Partially offset by gain on sale of the WWS and PSS businesses of approximately $0.3 billion.
YTD 2026 compared to YTD 2025
Other income decreased due to the following:
•Nonrecurring gain recognized on Resideo termination agreement in the nine months ended September 30, 2025 of approximately $0.8 billion, and
•Higher divestiture-related costs of approximately $0.4 billion,
•Partially offset by gain on sale of the WWS and PSS businesses of approximately $0.4 billion.
48    Honeywell International Inc.

Interest and Other Financial Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and other financial charges	$143	$263	$579	$715
Q3 2026 compared with Q3 2025
Interest and other financial charges decreased due to $7.5 billion of debt tender offers and redemptions in 2026.
YTD 2026 compared to YTD 2025
Interest and other financial charges decreased due to $7.5 billion of debt tender offers and redemptions in 2026.

Tax Expense

Q3 2026 compared with Q3 2025
The effective tax rate decreased 660 basis points due to the following:
•Changes in accruals on U.S. federal, state, and foreign tax matters of 3,950 basis points,
•Partially offset by transaction related tax costs, changes in estimate on prior tax positions and other tax accruals of 3,290 basis points.

YTD 2026 compared with YTD 2025
The effective tax rate decreased 270 basis points due to the following:
•Transaction related tax impacts of 890 basis points,
•Partially offset by changes in estimate on prior tax positions of 740 basis points.
Equity Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Equity loss	$147	$—	$412	$—
Q3 2026 compared with Q3 2025
Equity loss in the three months ended September 30, 2026 was due to equity losses on Quantinuum following the deconsolidation of Quantinuum in the second quarter of 2026.
49    Honeywell International Inc.

YTD 2026 compared to YTD 2025
Equity loss in the nine months ended September 30, 2026 was due to equity losses on Quantinuum following the deconsolidation of Quantinuum in the second quarter of 2026.
Net Income from Continuing Operations

Q3 2026 compared to Q3 2025
Earnings per share of common stock–assuming dilution decreased due to the following:
•Nonrecurring gain recognized on Resideo termination agreement in the three months ended September 30, 2025 ($2.51 after tax),
•Partially offset by gain recognized on sale of WWS and PSS businesses ($0.70 after tax),
•Higher tax benefits driven by U.S. federal, and state matters ($0.58 after tax), and
•Higher segment profit ($0.52 after tax).
YTD 2026 compared with YTD 2025
Earnings per share of common stock–assuming dilution increased due to the following:
•Gain on deconsolidation of Quantinuum ($15.70 after tax), and
•Higher segment profit ($1.07 after tax),
•Partially offset by nonrecurring gain recognized on Resideo termination agreement in the nine months ended September 30, 2025 ($2.49 after tax).

50    Honeywell International Inc.

Backlog
Our backlog of orders increased 1% to $18.8 billion as of September 30, 2026, compared to September 30, 2025. Backlog represents the estimated remaining value of work to be performed or products to be shipped under firm contracts. Backlog is equal to our remaining performance obligations under the contracts that meet the guidance on revenue from contracts with customers as discussed in Note 4 Revenue Recognition and Contracts with Customers of Notes to Consolidated Financial Statements. Our backlog by reportable business segment is as follows:

September 30, 2026
Building Automation	$9,194
Process Automation and Technology	7,971
Industrial Automation	1,633
Total backlog	$18,798
51    Honeywell International Inc.

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
We previously globally managed our business operations through four reportable business segments: Aerospace Technologies, Building Automation, Process Automation and Technology, and Industrial Automation. Following completion of the Aerospace Spin-Off, we now manage our businesses through three reportable business segments: Building Automation, Process Automation and Technology, and Industrial Automation. The historical financial results of Honeywell Aerospace are reflected as discontinued operations under GAAP for all periods.
Building Automation
Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Net sales	$2,020	$1,878	8%	$5,904	$5,396	9%
Cost of products and services sold	1,068	990		3,126	2,802
Selling, general and administrative and other expenses	406	386		1,194	1,173
Segment profit	$546	$502	9%	$1,584	$1,421	11%
52    Honeywell International Inc.

	2026 vs. 2025
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Reported percent change	8%	9%	9%	11%
Less: Impact of divestitures to the prior period	—%	—%	—%	—%
Reported percent change, adjusted for impact of divestitures	8%	9%	9%	11%
Less: Foreign currency translation	—%	—%	1%	1%
Less: Acquisitions	—%	—%	—%	—%
Less: Other	—%	—%	—%	—%
Organic percent change[1]	8%	9%	8%	10%

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

Q3 2026 compared to Q3 2025
Sales increased $142 million due to higher organic sales of $110 million in Products and higher organic sales of $38 million in Solutions, both driven by higher demand.
Segment profit increased $44 million and segment margin percentage increased 30 basis points to 27.0% compared to 26.7% for the same period of 2025.
YTD 2026 compared to YTD 2025
Sales increased $508 million due to higher organic sales of $284 million in Products and higher organic sales of $158 million in Building Solutions, both driven by higher demand.
Segment profit increased $163 million and segment margin percentage increased 50 basis points to 26.8% compared to 26.3% for the same period of 2025.
53    Honeywell International Inc.

Process Automation and Technology
Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Net sales	$1,859	$1,598	16%	$5,051	$4,656	8%
Cost of products and services sold	1,069	896		2,910	2,601
Selling, general and administrative and other expenses	378	313		999	967
Segment profit	$412	$389	6%	$1,142	$1,088	5%

	2026 vs. 2025
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Reported percent change	16%	6%	8%	5%
Less: Impact of divestitures to the prior period	—%	—%	—%	—%
Reported percent change, adjusted for impact of divestitures	16%	6%	8%	5%
Less: Foreign currency translation	—%	—%	1%	1%
Less: Acquisitions	8%	—%	6%	5%
Less: Other	—%	—%	—%	—%
Organic percent change	8%	6%	1%	(1)%
Q3 2026 compared to Q3 2025
Sales increased $261 million due to higher organic sales of $98 million in Projects driven by increased volume and higher organic sales of $26 million in Aftermarket driven by refining demand. Additionally, the acquisition of Johnson Matthey's Catalyst Technologies business contributed $131 million of inorganic sales during the three months ended September 30, 2026.
Segment profit increased $23 million and segment margin percentage decreased 210 basis points to 22.2% compared to 24.3% for the same period of 2025.
54    Honeywell International Inc.

YTD 2026 compared to YTD 2025
Sales increased $395 million as the acquisitions of Sundyne and Johnson Matthey's Catalyst Technologies business contributed $330 million of inorganic sales during the nine months ended September 30, 2026. In addition, organic sales increased $132 million in Projects driven by increased volume, partially offset by lower organic sales of $114 million in Aftermarket driven by a decline in catalyst shipments.
Segment profit increased $54 million and segment margin percentage decreased 80 basis points to 22.6% compared to 23.4% for the same period of 2025.
Industrial Automation
Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Net sales	$1,115	$1,450	(23)%	$4,039	$4,627	(13)%
Cost of products and services sold	671	913		2,471	2,865
Selling, general and administrative and other expenses	239	321		865	1,058
Segment profit	$205	$216	(5)%	$703	$704	—%

	2026 vs. 2025
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Net Sales	Segment Profit	Net Sales	Segment Profit
Reported percent change	(23)%	(5)%	(13)%	—%
Less: Impact of divestitures to the prior period	(27)%	(15)%	(17)%	(9)%
Reported percent change, adjusted for impact of divestitures	4%	10%	4%	9%
Less: Foreign currency translation	—%	(1)%	1%	2%
Less: Acquisitions	—%	—%	—%	—%
Less: Other	—%	—%	—%	—%
Organic percent change	4%	11%	3%	7%
55    Honeywell International Inc.

Q3 2026 compared to Q3 2025
Sales decreased $335 million driven by a decline in sales of $375 million due to the sale of our WWS and PSS businesses on July 27, 2026 and August 3, 2026, respectively, partially offset by higher organic sales of $40 million in Solutions driven by project timing.
Segment profit decreased $11 million and segment margin percentage increased 350 basis points to 18.4% compared to 14.9% for the same period in 2025.
YTD 2026 compared to YTD 2025
Sales decreased $588 million driven by a decline in sales of $755 million due to the sale of our PPE, WWS, and PSS businesses on May 21, 2025, July 27, 2026 and August 3, 2026, respectively, partially offset by higher organic sales of $114 million in Solutions driven by increased demand.
Segment profit decreased $1 million and segment margin percentage increased 220 basis points to 17.4% compared to 15.2% for the same period of 2025.
Corporate and All Other
Corporate and All Other primarily includes unallocated corporate costs, interest expense on holding-company debt, and the former controlling majority-owned interest in Quantinuum prior to deconsolidation in the second quarter of 2026. Corporate expenses historically allocated to the Honeywell Aerospace and Advanced Materials businesses prior to being spun off and not eligible to be part of discontinued operations are now included in Corporate and All Other. Corporate and All Other is not a separate reportable business segment as segment reporting criteria is not met. The Company continues to monitor the activities in Corporate and All Other to determine the need for further reportable business segment disaggregation.
Repositioning Charges
See Note 5 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in the nine months ended September 30, 2026 and 2025. Cash spending related to our repositioning actions was $115 million in the nine months ended September 30, 2026, and was funded through operating cash flows.
56    Honeywell International Inc.

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
Cash
As of September 30, 2026 and December 31, 2025, we held $6.2 billion and $12.7 billion, respectively, of cash and cash equivalents, including our short-term investments. We monitor third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty.
As of September 30, 2026, we held $4.5 billion of the Company’s cash, cash equivalents, and short-term investments in non-U.S. subsidiaries. We do not have material amounts related to any jurisdiction subject to currency control restrictions that impact our ability to access and repatriate cash. Under current laws, we do not expect taxes on repatriation or restrictions on amounts held outside of the U.S. to have a material effect on our overall liquidity.
Cash Flow Summary
Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Nine Months Ended September 30,
	2026	2025	Variance
Cash and cash equivalents at beginning of period	$12,487	$10,567	$1,920
Operating activities
Net income from continuing operations	6,096	1,596	4,500
Gain on deconsolidation of subsidiary	(6,629)	—	(6,629)
Other noncash adjustments	2,030	(67)	2,097
Changes in working capital	(552)	(265)	(287)
Resideo indemnification and reimbursement agreement termination payment	—	1,590	(1,590)
Other operating activities	(13)	(244)	231
Net cash (used for) provided by operating activities from discontinued operations	(189)	2,594	(2,783)
Net cash provided by operating activities	743	5,204	(4,461)
Net cash used for investing activities from continuing operations	(1,221)	(1,839)	618
Net cash used for investing activities from discontinued operations	(252)	(529)	277
Net cash used for financing activities	(6,017)	(640)	(5,377)
Effect of foreign exchange rate changes on cash and cash equivalents	(46)	167	(213)
Net (decrease) increase in cash and cash equivalents	(6,793)	2,363	(9,156)
Cash and cash equivalents at end of period	$5,694	$12,930	$(7,236)
Nine months ended September 30, 2026
Net cash provided by operating activities was driven by Net Income, adjusted for the $6,629 million gain on deconsolidation of subsidiary, net of tax of $1,572 million, $698 million of depreciation and amortization, and $552 million of changes in working capital, partially offset by $351 million gain on sale of non-strategic businesses and assets and $268 million of pension income.
Net cash used for investing activities from continuing operations was driven by $1,763 million of cash paid for acquisitions, the deconsolidation of $623 million of Quantinuum cash and $369 million of capital expenditures, partially offset by $1,454 million of proceeds from sale of businesses.
Net cash used for financing activities was driven by $14,688 million of payments of long-term debt, $3,469 million of net payments of commercial paper, $1,816 million of cash dividends paid, $1,000 million of repurchases of common stock and $1,000 million of Spin-Off cash, partially offset by $15,835 million of pre-separation funding related to the Aerospace Spin-Off.
Nine months ended September 30, 2026 compared with nine months ended September 30, 2025
Net cash provided by operating activities decreased by $4,461 million, driven by the change in classification of Honeywell Aerospace cash used by operations of $189 million in 2026 and provided by operations of $2,594 million in 2025 to discontinued operations, and the receipt of the Resideo indemnification and reimbursement agreement termination payment of $1,590 million in 2025.
Net cash used for investing activities from continuing operations decreased by $618 million, driven by a $526 million net increase in cash receipts from settlement of derivative contracts, a $438 million decrease in cash paid for acquisitions, and a $297 million increase in proceeds from sale of businesses, partially offset by the deconsolidation of $623 million of Quantinuum cash in the nine months ended September 30, 2026.
Net cash used for financing activities increased by $5,377 million, driven by a $13,133 million increase of payments of long-term debt, a $5,929 million increase of net payments of commercial paper, a decrease in proceeds from issuance of long-term debt of $4,035 million, and a $1,000 million increase of Spin-Off cash partially offset by $15,835 million of pre-separation funding related to the Aerospace Spin-Off and a $2,704 million decrease in repurchases of common stock.
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
In addition to normal operating cash requirements, our principal future cash requirements include funding capital expenditures, share repurchases, dividends, strategic acquisitions, and debt repayments. During the nine months ended September 30, 2026, we repurchased common stock of $1.0 billion. Refer to the section titled Liquidity and Capital Resources of our 2025 Annual Report on Form 10-K for a discussion of our expected capital expenditures, share repurchases, mergers and acquisitions activity, and dividends for 2026.
We continually assess the relative strength of each business in our portfolio as to strategic fit, market position, profit, and cash flow contribution in order to identify target investment and acquisition opportunities in order to upgrade our combined portfolio. We seek to identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. During the third quarter of 2026, we acquired Johnson Matthey’s Catalyst Technologies business for total consideration of $1,743 million, net of cash acquired. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability, or growth potential. These businesses are considered for potential divestiture, restructuring, or other repositioning actions, subject to regulatory constraints. During the third quarter, we completed the divestitures of our PSS and WWS businesses within the Industrial Automation reportable business segment for total consideration of $1,527 million, net of cash transferred. See Note 3 Acquisitions, Divestitures, and Discontinued Operations of Notes to Consolidated Financial Statements for additional discussion.
We continually seek opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers and transfer of our trade receivables to unaffiliated financial institutions on a true sale basis. The impact of these programs is not material to our overall liquidity.
57    Honeywell International Inc.

Borrowings
We leverage a variety of debt instruments to manage our overall borrowing costs. As of September 30, 2026, and December 31, 2025, our total borrowings were $16.6 billion and $34.6 billion, respectively.

	September 30, 2026	December 31, 2025
Fixed rate notes	$13,092	$25,164
Commercial paper	2,422	5,892
Term loans	1,250	3,750
Variable rate notes	12	22
Other	111	102
Fair value of hedging instruments	(105)	(79)
Debt issuance costs	(189)	(280)
Total borrowings	$16,593	$34,571
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
In addition, we have the following loan and revolving credit agreements:
•A $6.0 billion Delayed Draw Term Loan Agreement (the 2025 Term Loan Agreement), dated as of May 7, 2025. The 2025 Term Loan Agreement is comprised of two tranches: (i) commitments to provide loans in an aggregate principal amount of up to $4.0 billion, which was fully drawn effective May 30, 2025, and (ii) commitments to provide loans in an aggregate amount of up to $2.0 billion, which expired on December 19, 2025. Amounts borrowed under the 2025 Term Loan Agreement are required to be paid no later than May 7, 2027, unless the 2025 Term Loan Agreement is terminated earlier pursuant to its terms. As of September 30, 2026, there were $1.25 billion of borrowings outstanding on the 2025 Term Loan Agreement.
•A $3.0 billion 364-day credit agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated as of March 6, 2026. Upon completion of the Aerospace Spin-Off, the aggregate revolving credit commitments under the 364-Day Credit Agreement were reduced to $2.0 billion. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 5, 2027, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 5, 2028, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. As of September 30, 2026, there were no outstanding borrowings under the 364-Day Credit Agreement.
•A $4.0 billion five-year credit agreement (the Five-Year Credit Agreement) with a syndicate of banks, dated as of March 6, 2026. Upon completion of the Aerospace Spin-Off, the aggregate revolving credit commitments under the Five-Year Credit Agreement were reduced to $3.0 billion. Commitments under the Five-Year Credit Agreement can be increased pursuant to the terms of the Five-Year Credit Agreement to an aggregate amount not to exceed $3.5 billion. Amounts borrowed under the Five-Year Credit Agreement are required to be repaid no later than March 6, 2031, unless such date is extended pursuant to the terms of the Five-Year Credit Agreement. As of September 30, 2026, there were no outstanding borrowings under the Five-Year Credit Agreement.
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
58    Honeywell International Inc.

Credit Ratings
Our ability to access the global debt capital markets and the related cost of these borrowings is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of September 30, 2026, S&P Global Inc. (S&P), Fitch Ratings Inc. (Fitch), and Moody’s Investor Service (Moody’s) have ratings on our debt set forth in the table below:

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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2025 Annual Report on Form 10-K. As of September 30, 2026, there has been no material change in this information.
59    Honeywell International Inc.

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
60    Honeywell International Inc.

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
Item 1A. Risk Factors
In our Quarterly Report on Form 10-Q for the second quarter of 2026, we updated our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025 to reflect risks for Honeywell Technologies following completion of the Aerospace Spin-Off on June 29, 2026. Other than as noted below, there have been no material changes to our Risk Factors presented in our Quarterly Report on Form 10-Q for the second quarter of 2026 under the section titled Risk Factors.
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
We divested a number of businesses, including as part of spin-offs. With respect to some of these former businesses, we contractually agreed to indemnify the counterparties against, or otherwise retain, certain liabilities, including, certain lawsuits, product liability claims, and environmental matters. In addition, in some cases the counterparties to our divestitures or spun-off businesses agreed to indemnify us or assume certain liabilities relating to those divestitures. By virtue of these contractual indemnifications and liability arrangements, we could be exposed to liabilities arising out of these divestitures. Also, there can be no assurance that the indemnity or assumption of liability by the counterparties will be sufficient to protect us against the full amount of liabilities that were indemnified or assumed, or that a counterparty will be able to fully satisfy its obligations. Third parties could seek to hold us responsible for any of the liabilities that a counterparty agreed to assume. Even if we ultimately succeed in recovering any amounts for which we were initially held liable, we may be temporarily required to bear these losses ourselves.
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
61    Honeywell International Inc.

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
During the three months ended September 30, 2026, no shares were repurchased by the Company. As of September 30, 2026, $679 million remained available under the share repurchase authorization for additional share repurchases.

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
During the three months ended September 30, 2026, none of our executive officers or directors adopted, terminated or modified a “Rule 10b5-1 trading arrangement,” or adopted, terminated, or modified any “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K). During the three months ended September 30, 2026, outstanding 10b5-1 plans were continued after being temporarily paused solely to recalibrate so as to give effect to our one-for-two reverse stock split and the Aerospace Spin-Off, both effected on June 29, 2026.

62    Honeywell International Inc.

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

10.2*	Offer Letter dated August 17, 2026 from Honeywell International Inc. to Billal Hammoud (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
95	Mine Safety Disclosures (filed herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
+ Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.
63    Honeywell International Inc.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: October 22, 2026	By:	/s/ Robert D. Mailloux
Robert D. Mailloux Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

64    Honeywell International Inc.